Form 10-K
period 1993-12-31
LG&E ENERGY CORP
filed 1994-03-29
CIK 861388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                   ___________________________________________

                                    FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)




                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1993          Commission File No. 1-10568
            _________________________________________________________

                                LG&E ENERGY CORP.
             (Exact name of registrant as specified in its charter)
           __________________________________________________________

           KENTUCKY                                              61-1174555
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                               Identification No.)

220 W. Main Street
P. O. Box 32030
Louisville, Kentucky                                                    40232
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (502) 627-2000


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        Name of each exchange on
                Title of each class                         which registered
                -------------------                     ------------------------


Common Stock, without par value                         New York Stock Exchange
                                                        and Chicago Stock
Rights to Purchase Series A Preferred Stock,            Exchange
  without par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X .  No   .
                                               ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of February 28, 1994, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,182,187,260 and the number of outstanding shares of the registrant's common stock, without par value, was 32,966,801.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company's proxy statement filed with the Commission on March 28, 1994, is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS



PART I                                                                      PAGE
                                                                            ----

  Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
              Organization . . . . . . . . . . . . . . . . . . . . . . . .    1
              Louisville Gas and Electric Company
                General. . . . . . . . . . . . . . . . . . . . . . . . . .    3
                Electric Operations. . . . . . . . . . . . . . . . . . . .    5
                Gas Operations . . . . . . . . . . . . . . . . . . . . . .    6
                Regulation and Rates . . . . . . . . . . . . . . . . . . .    8
                Construction Program and Financing . . . . . . . . . . . .    9
                Coal Supply. . . . . . . . . . . . . . . . . . . . . . . .    9
                Gas Supply . . . . . . . . . . . . . . . . . . . . . . . .   10
                Environmental Matters. . . . . . . . . . . . . . . . . . .   11
              LG&E Energy Systems Inc. . . . . . . . . . . . . . . . . . .   11
              Labor Relations. . . . . . . . . . . . . . . . . . . . . . .   13
              Employees. . . . . . . . . . . . . . . . . . . . . . . . . .   13

  Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .   14

  Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   16

  Item  4.  Submission of Matters to a Vote of Security Holders. . . . . .   17

  Executive Officers of the Company. . . . . . . . . . . . . . . . . . . .   18


PART II

  Item  5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters. . . . . . . . . . . . . . . . . . . . .   20

  Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . .   20

  Item  7.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition . . . . . . . . . . . . .   21

  Item  8.  Financial Statements and Supplementary Data. . . . . . . . . .   30

  Item  9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure . . . . . . . . . . . . . . . . . .   55


PART III

  Item 10.  Directors and Executive Officers of the Registrant (a) . . . .   56

  Item 11.  Executive Compensation (a) . . . . . . . . . . . . . . . . . .   56

  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management (a) . . . . . . . . . . . . . . . . . . . . .   56

  Item 13.  Certain Relationships and Related Transactions (a) . . . . . .   56


PART IV

  Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .   56

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   80

  Exhibit 21 - Subsidiaries of the Registrant. . . . . . . . . . . . . . .   81

  Exhibit 23 - Consent of Independent Public Accountants . . . . . . . . .   81

(a) Incorporated by reference.

                                     PART I

ITEM 1. Business.

                                  ORGANIZATION

     LG&E Energy Corp. (the Company), incorporated November 14, 1989, is a diversified energy-services holding company with two direct subsidiaries:
Louisville Gas and Electric Company (LG&E) and LG&E Energy Systems Inc. (Energy Systems). In August 1990, the Company and LG&E implemented a corporate reorganization pursuant to a mandatory share exchange whereby each share of outstanding common stock of LG&E was exchanged on a share-for-share basis for the common stock of LG&E Energy Corp. The reorganization created a corporate structure that gives the Company the flexibility to take advantage of opportunities to expand into other businesses while insulating LG&E's utility customers and senior security holders from risks associated with such businesses. LG&E preferred stock and first mortgage bonds were not exchanged and remained securities of LG&E. The Company is not currently engaged in any business activity independent of LG&E and Energy Systems.

     LG&E is a regulated public utility that supplies natural gas to approximately 258,000 customers and electricity to approximately 336,000 customers in Louisville and adjacent areas in Kentucky. LG&E's service area covers approximately 700 square miles in 17 counties and has an estimated population of 800,000. Included in this area is the Fort Knox Military Reservation, to which LG&E provides both gas and electric service, but which maintains its own distribution systems. LG&E also provides gas service in limited additional areas. LG&E's coal fired generating plants, which are all equipped with systems to remove sulfur dioxide, produce most of LG&E's electricity; the remainder is generated by a hydroelectric power plant and combustion turbines. Underground gas storage fields help LG&E provide economical and reliable gas service to customers. During 1993, the Company's financial condition and results of operation depended to a large degree on the financial condition and results of operations of LG&E.

     In 1991, LG&E Energy Systems Inc. was formed to direct the Company's expansion into the non-utility marketplace and to separate the regulated utility from new business initiatives. This subsidiary explores business opportunities that fit the corporate strategy aimed at energy services opportunities, including cogeneration and independent power production; and fuel-related businesses, such as gathering, storing, transporting and marketing natural gas.

     Consistent with the Company's expansion strategy, Energy Systems purchased Hadson Power Systems, Incorporated, of Irvine, California, from Hadson Corporation in December 1991. Following the acquisition, Hadson Power Systems was renamed LG&E Power Systems Inc. and has been subsequently renamed LG&E Power Inc. (LPI). LPI develops, designs, builds, owns, operates, and maintains power generation facilities that sell energy to local industries and utilities. In 1992, Energy Systems acquired a 36.5% interest in Natural Gas Clearinghouse
(NGC). Located in Houston, Texas, NGC is the largest independent natural gas marketer in the United States. In December 1993, the Company announced the sale of its equity interest in NGC to NOVA Corporation of Alberta, Canada. See
Note 3 of Notes to Financial Statements under Item 8, for a further discussion of the sale of NGC.

     In February 1994, LPI announced it had reached a preliminary agreement with the DuPont Company (DuPont) to form a partnership that will own, improve, and operate energy production facilities at nine DuPont fiber manufacturing plants in the mid-Atlantic and southeastern regions of the United States. LPI will be the general partner in the arrangement and hold a 50% interest in the partnership. DuPont will be a limited partner and own the other half. Virginia Power and Electric Company (Virginia Power), one of the utilities in whose service territory the DuPont facilities reside, has made an administrative filing with the Virginia State Corporation Commission questioning certain aspects of the proposed transaction. See Item 3, Legal Proceedings - Other, for further discussion of this matter.

     In November 1993, the Company announced a major realignment and formation of new business units, effective January 1, 1994, to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. The realignment does not affect the Company's legal structure, regulation of LG&E by the Kentucky Public Service Commission (the "Kentucky Commission" or "Commission") or the Company's status as an exempt holding company.

     Under the realignment, the Company has formed a national business unit, LG&E Energy Services, to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of electric power on a regional and national basis. The realignment will allow the other business unit, LG&E, to increase its focus on customer service and to develop more customer options as the local utility industry becomes more competitive in the future. In addition to this realignment, the Company is currently in the process of re-evaluating its regulatory strategy to pursue full cost recovery of certain deferred expenses which the Company has recorded as regulatory assets. See Future Outlook, under Item 7, for a further disclosure of this issue.

     The Company began consideration of investment in international power projects in 1993. While it recognizes the increased risks associated with international projects, the Company believes significant opportunities exist as well. It has been working with strong international partners, successful financial institutions and industry leaders in the United States to review the risk/reward profiles of potential projects.

     The Company and its subsidiaries currently are exempt from all provisions, except Section 9(a)(2), of the Public Utility Holding Company Act of 1935 (the "Holding Company Act") on the basis that the Company and LG&E are incorporated in the same state and their business is predominately intrastate in character and carried on substantially in the state of incorporation. It is necessary for the Company to file an annual exemption statement with the Securities and Exchange Commission (SEC).

     The Company is not a public utility under the laws of the Commonwealth of Kentucky and is not subject to regulation as such by the Kentucky Commission. See Louisville Gas and Electric Company - Regulation and Rates below for a description of the regulation of LG&E by the Kentucky Commission, which includes the ability to regulate certain intra-company transactions between LG&E and the Company, including the Company's non-utility subsidiaries.

                       LOUISVILLE GAS AND ELECTRIC COMPANY

General

     LG&E's Trimble County Unit 1 (Trimble County or the Unit), a 495-megawatt, coal-fired electric generating unit, which LG&E began constructing in 1979, was placed in commercial operation on December 23, 1990. The Unit has been subject to numerous reviews by the Kentucky Commission. In July 1988, the Kentucky Commission issued an order stating that 25% of the total cost of the Unit would not be allowed for ratemaking purposes. For a more detailed discussion of the proceedings relating to Trimble County Unit 1, see Note 11 of the Notes to Financial Statements under Item 8.

     In February 1993, LG&E sold a 12.88% ownership interest in the Unit to Indiana Municipal Power Agency, completing LG&E's plan to sell the 25% not allowed for ratemaking. LG&E had previously sold a 12.12% ownership interest in the Unit to the Illinois Municipal Electric Agency in 1991. See Note 12 of the Notes to Financial Statements under Item 8 for a further discussion.

     Competition among energy suppliers is increasing. In particular, competition for off-system sales, which is based primarily on price and availability of energy, has become much more intense in recent years. The addition of electric generating capacity by other utilities in the Midwest has reduced the opportunities for LG&E to make interchange sales and has heightened price competition for such sales. However, such additional capacity has made lower cost power available for purchase by LG&E which, in certain instances, is at a cost lower than the variable cost of generating power from the generating stations owned by LG&E. In addition, the 1992 Energy Policy Act will provide utilities a wider choice of sources for their electrical supply than previously available. The Act also creates generating supply options that did not exist under previous legislation and is expected to increase competition for wholesale electric sales. (See Energy Policy Act of 1992 under Item 7 for a further discussion.) LG&E is responding to increased competition in a number of ways designed to lower its costs and increase sales.

     One such response has been the realignment by LG&E Energy Corp. into new business units as described on page 2 effective January 1, 1994. The realignment will allow LG&E to increase its focus on customer service and to develop more customer options as the utility industry becomes more competitive. The realignment does not affect the regulation of LG&E by the Commission.

     On May 24, 1993, the Federal Energy Regulatory Commission (FERC) gave final approval for a market-based rate tariff and two transmission service tariffs that were filed by LG&E. The market-based rate tariff enables LG&E to sell up to 75 Mw of firm generation capacity at market-based rates. It also enables LG&E to sell an unlimited amount of non-firm power at market-based rates, as long as the power is from LG&E's own generation resources.

     Under the two transmission service tariffs that were approved by FERC, utilities, independent power producers, and qualifying co-generation or small power production facilities may obtain firm or coordination transmission service from LG&E. These tariffs provide open access to LG&E's transmission system and enable parties requesting either type of transmission service to transmit wholesale power across LG&E's system. However, service under these tariffs is not available to ultimate consumers of electric utility service.

     In responding to competition in the gas distribution business, LG&E has upgraded gas storage facilities and invested in new equipment. By using the storage fields strategically, LG&E can buy gas when prices are low, store it, and retrieve the gas when demand is high. Accessing least cost gas was made easier in November 1993 when FERC's Order No. 636 went into effect. Previously, LG&E and other utilities purchased most of their gas services from pipeline companies. The order "unbundled" gas services, allowing utilities to purchase gas, transportation, and storage services separately from many different sources. Currently, LG&E buys competitively priced gas from several large producers under contracts of varying duration. By purchasing from multiple suppliers, and storing any excess gas, LG&E is able to secure favorably priced gas for its customers. Without storage capacity, LG&E would be forced to buy gas when customer demand increases, which is usually when the price is highest. (See FERC Order No. 636 under Item 7 for a further discussion.)

     LG&E is experiencing some of the issues common to electric and gas utility companies, namely, increased competition for customers, delays and uncertainties in the regulatory process and costs of compliance with environmental laws and regulations.

     The Clean Air Act Amendments of 1990 impose stringent limits on emissions of sulfur dioxide and nitrogen oxide by electric utility generating plants. While LG&E will incur some capital expenditures to comply with the Act's requirements, the overall impact of the Act on LG&E is expected to be minimal. See Environmental under Note 8 of Notes to Financial Statements under Item 8.

     For the year ended December 31, 1993, 74% of total utility revenues was derived from LG&E's electric operations and 26% from LG&E's gas operations. Electric and gas operating revenues and the percentages by classes of service on a combined basis for this period were as follows:


                                             (Thousands of $)
                                      ------------------------------
                                      Electric     Gas      Combined  % Combined
                                      --------     ---      --------  ----------
     Residential . . . . . . . . . .  $195,273   $112,508   $307,781      44%
     Commercial. . . . . . . . . . .   154,337     43,568    197,905      28
     Industrial. . . . . . . . . . .   104,506     28,310    132,816      19
     Public authorities. . . . . . .    52,183     13,846     66,029       9
                                      --------   --------   --------     ---
       Total-ultimate consumers. . .   506,299    198,232    704,531     100%
                                                                         ---
                                                                         ---

     Other utilities . . . . . . . .    60,060          -     60,060
     Gas transportation-net. . . . .         -      5,147      5,147
     Miscellaneous . . . . . . . . .     5,268      1,536      6,804
                                      --------   --------   --------
       Total   . . . . . . . . . . .  $571,627   $204,915   $776,542
                                      --------   --------   --------
                                      --------   --------   --------


     See Note 13 of the Notes to Financial Statements under Item 8 for financial information concerning segments of business for the three years ended December 31, 1993.

Electric Operations

     The sources of electric operating revenues and the volumes of sales for the three years ended December 31, 1993, were as follows:


                                               1993      1992      1991
                                               ----      ----      ----
     ELECTRIC OPERATING REVENUES
     (Thousands of $):
     Residential . . . . . . . . . . . .     $195,273   $174,559   $193,923
     Small commercial and industrial . .       70,106     66,183     68,332
     Large commercial. . . . . . . . . .       84,231     80,041     81,171
     Large industrial. . . . . . . . . .      104,506    101,699    102,558
     Public authorities. . . . . . . . .       52,183     49,599     51,390
                                             --------   --------   --------
             Total-ultimate consumers. .      506,299    472,081    497,374
            Other electric utilities . .       60,060     50,097     47,004
            Miscellaneous. . . . . . . .        5,268      3,965      4,296
                                             --------   --------   --------
             Total . . . . . . . . . . .     $571,627   $526,143   $548,674
                                             --------   --------   --------
                                             --------   --------   --------


     ELECTRIC SALES (Thousands of kwh):
     Residential . . . . . . . . . . . .    3,230,463  2,923,517  3,229,153
     Small commercial and industrial . .    1,056,977  1,010,830  1,042,543
     Large commercial. . . . . . . . . .    1,696,686  1,624,441  1,650,894
     Large industrial. . . . . . . . . .    2,736,269  2,671,212  2,625,915
     Public authorities. . . . . . . . .    1,053,928  1,004,911  1,046,035
                                            ---------  ---------  ---------
       Total-ultimate consumers. . . . .    9,774,323  9,234,911  9,594,540
     Other electric utilities. . . . . .    3,346,107  3,234,758  2,476,921
                                           ---------- ---------- ----------
       Total . . . . . . . . . . . . . .   13,120,430 12,469,669 12,071,461
                                           ---------- ---------- ----------
                                           ---------- ---------- ----------

     At December 31, 1993, LG&E had 336,124 electric customers.

     LG&E uses efficient coal-fired boilers that are fully equipped with sulfur dioxide removal systems to generate electricity. LG&E's system wide emission rate for sulfur dioxide in 1993 was approximately .78 lbs./MMBtu of heat input, which is significantly below the Phase II limit of 1.2 lbs./MMBtu established by the Clean Air Act Amendments for the year 2000.

     On Monday, August 30, 1993, LG&E set a record local peak load of 2,239 Mw, when the temperature at the time of peak reached 94 degrees F (average for the day was 84 degrees F). The record system peak of 3,223 Mw (which included purchases from and short-term sales to other electric utilities) occurred on Thursday, May 30, 1991.

     The reliability criterion for generation capacity planning is to provide a minimum reserve margin of 18%. At February 28, 1994, LG&E owned steam and combustion turbine generating facilities with a capacity of 2,613 Mw and an 80 Mw hydroelectric facility on the Ohio River. See Item 2, Properties.

     LG&E is a participating owner with 14 other electric utilities of Ohio Valley Electric Corporation (OVEC) whose primary customer is the Portsmouth Area uranium-enrichment complex of the U.S. Department of Energy at Piketon, Ohio. LG&E has electric transmission interconnections and/or interconnection/interchange agreements with PSI Energy, Kentucky Utilities Company, Southern Indiana Gas and Electric Company, The Cincinnati Gas & Electric Company, Indiana Michigan Power Company, OVEC, Big Rivers Electric Corporation, Tennessee Valley Authority, Wabash Valley Power Association, Indiana Municipal Power

Agency, East Kentucky Power Cooperative (East Kentucky), Illinois Municipal Electric Agency, Jacksonville Electric Authority, and Ogelthorpe Power Corporation providing for various interchanges, emergency services, and other working arrangements.

     LG&E and East Kentucky have an agreement that allows East Kentucky to purchase power during its peak season, that period during which the utility's customers use the greatest amount of power, and LG&E to sell power during its off-peak season. The agreement entitles East Kentucky to buy from LG&E 30 to 145 megawatts from mid-December to mid-February through 1994-95.

     On February 28, 1991, LG&E sold a 12.12% ownership interest in Trimble County Unit 1 to the Illinois Municipal Electric Agency (IMEA), based in Springfield, Illinois, which is an agency of 30 municipalities that own and operate their own electric systems. On February 1, 1993, the Indiana Municipal Power Agency (IMPA), based in Carmel, Indiana, purchased a 12.88% interest in the Trimble County Unit. IMPA is composed of 31 municipalities that have joined together to meet their long-term electric power needs. Both IMEA and IMPA pay their proportionate share for operation and maintenance expenses of the Unit and for fuel and reactant used. They are also responsible for their proportionate share of incremental capital assets acquired.

     Electric and magnetic fields (sometimes referred to as EMF) surround electric wires or conductors of electricity such as electrical tools, household wiring and appliances, and high voltage electric transmission lines such as those owned by LG&E. Certain studies have suggested a possible association between electric and magnetic fields and adverse health effects. The Electric Power Research Institute, of which LG&E is a participating member, has expended approximately $65 million since 1987 in its investigation and research with regard to possible health effects posed by exposure to electric and magnetic fields.


Gas Operations

     The sources of gas operating revenues and the volumes of sales for the three years ended December 31, 1993, were as follows:

                                               1993      1992      1991
                                               ----      ----      ----
     GAS OPERATING REVENUES
     (Thousands of $):
            Residential. . . . . . . . .     $112,508   $96,175   $92,142
            Commercial . . . . . . . . .       43,568     36,801    34,913
            Industrial . . . . . . . . .       28,310     26,156    18,683
            Public authorities . . . . .       13,846     13,884    13,107
                                             --------   --------  --------
              Total-ultimate consumers .      198,232    173,016   158,845
            Gas transportation-net . . .        5,147      4,169     5,886
            Miscellaneous. . . . . . . .        1,536      1,341     1,560
                                             --------   --------  --------
              Total. . . . . . . . . . .     $204,915   $178,526  $166,291
                                             --------   --------  --------
                                             --------   --------  --------

                                              1993       1992      1991
                                              ----       ----      ----
GAS SALES (Millions of cu. ft.):
     Residential . . . . . . . . . . . .    24,330     22,465    21,795
     Commercial. . . . . . . . . . . . .    10,308      9,527     9,160
     Industrial. . . . . . . . . . . . .     7,817      8,077     5,945
     Public authorities. . . . . . . . .     3,515      3,864     3,721
                                             -----      -----     -----
      Total-ultimate consumers . . . . .    45,970     43,933    40,621
     Gas transported . . . . . . . . . .     5,249      4,155     6,231
                                             -----      -----     -----
      Total    . . . . . . . . . . . . .    51,219     48,088    46,852
                                            ------     ------    ------
                                            ------     ------    ------

     At December 31, 1993, LG&E had 258,185 gas customers.

     LG&E has extensive underground natural gas storage fields that help provide economical and reliable gas service to ultimate consumers.

     Reflecting the changing nature of the gas business, a number of industrial customers purchase their natural gas requirements directly from producers or brokers for delivery through LG&E's distribution system. Transportation of natural gas for LG&E's customers does not have an adverse effect on earnings because of the offsetting decrease in gas supply expenses. The transportation rates are designed to make LG&E economically indifferent as to whether gas is sold or merely transported.

     The all-time maximum day gas sendout of 545,000 Mcf occurred on Sunday, January 20, 1985, when the average temperature for the day was -11 F. During 1993, the maximum day gas sendout was 447,000 Mcf, occurring on February 18, when the average temperature for the day was 11 F. Supply on that day consisted of 171,000 Mcf from purchases, 238,000 Mcf delivered from underground storage and 38,000 Mcf transported for industrial customers. For further discussion, see Gas Supply.

     On November 1, 1993, LG&E began purchasing and transporting its natural gas supplies under the new requirements created by FERC Order No. 636 which was issued in 1992. While LG&E had previously been able to purchase natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas
Gas), LG&E now purchases only transportation services from Texas Gas pursuant to its FERC-approved tariff and acquires its supply of natural gas from several other sources.

     Throughout 1993, LG&E undertook a review to evaluate and select the pipeline services and gas supplies needed. As a result of this review, LG&E entered into several distinct transportation and purchase agreements. LG&E should benefit from Order No. 636 through enhanced access to competitively priced natural gas supplies as well as more flexible transportation services. LG&E has made the necessary modifications to its operations and to its gas supply clause to reflect these Order No. 636 changes. (For further discussion see Gas Supply.)

Regulation and Rates

     The Kentucky Commission has regulatory jurisdiction over the rates and service of LG&E and over the issuance of certain of its securities. LG&E is a "public utility" as defined in the Federal Power Act, and is subject to the jurisdiction of the Department of Energy and the FERC with respect to the matters covered in such Act, including the sale of electric energy at wholesale in interstate commerce. In addition, the FERC has sole jurisdiction over the issuance by LG&E of short-term securities.

     For a discussion of the most recent rate order of the Kentucky Commission, see Rates and Regulation under Item 7 and Note 11 of the Notes to Financial Statements under Item 8.

     Increases and decreases in the cost of fuel for electric generation are reflected in the rates charged to all of LG&E's electric customers by means of LG&E's fuel adjustment clause. The Kentucky Commission requires public hearings at six-month intervals to examine past fuel adjustments, and at two-year intervals for the purpose of additional examination and transfer of the then current fuel adjustment charge or credit to the base charges. The Commission also requires that electric utilities, including LG&E, file certain documents relating to fuel procurement and the purchase of power and energy from other utilities.

     LG&E's gas rates contain a gas supply clause (GSC), whereby increases or decreases in the cost of gas supply are reflected in LG&E's rates, subject to approval of the Kentucky Commission. The GSC procedure prescribed by order of the Commission provides for quarterly rate adjustments to reflect the expected cost of gas supply in that quarter. In addition, the GSC contains a mechanism whereby any over- or under-recoveries of gas supply cost from prior quarters will be refunded to or recovered from customers through the adjustment factor determined for subsequent quarters.

     In November 1993, the Commission approved a comprehensive agreement on demand side management (DSM) programs. The agreement contains a rate mechanism that provides for the recovery of DSM program costs, allows LG&E to recover revenues due to lost sales associated with the DSM programs and provides LG&E an incentive for implementing DSM programs. See Rates and Regulation under Item 7 for a further discussion of DSM.

     As part of the corporate reorganization whereby the Company became the parent of LG&E, LG&E obtained the approval of the Kentucky Commission. The order of the Kentucky Commission authorizing LG&E to reorganize into a holding company structure contains certain provisions, which, among other things, ensure the Kentucky Commission access to books and records of the Company and its affiliates which relate to transactions with LG&E; require the Company and its subsidiaries to employ accounting and other procedures and controls and to protect against subsidization of non-utility activities by LG&E's customers; and preclude LG&E from guaranteeing any obligations of the Company without prior written consent from the Kentucky Commission. In addition, such order provides that LG&E's board of directors has the responsibility to use its dividend policy consistent with preserving the financial strength of the utility and that the Kentucky Commission, through its authority over LG&E's capital structure, can protect LG&E's ratepayers from the financial effects resulting from non-utility activities.

Construction Program and Financing

     LG&E's construction program is designed to assure that there will be adequate capacity to meet the future electric and gas needs of its service area. These needs are continually being reassessed and appropriate revisions are made, when necessary, in construction schedules. The Company's estimates of its construction expenditures can vary substantially due to numerous items beyond the Company's control, such as changes in LG&E's rates, economic conditions, construction costs, and new environmental or other governmental laws and regulations.

     For a further discussion of construction expenditures and financing, see Construction Expenditures and Capitalization and Liquidity under Item 7.

     During the five years ended December 31, 1993, LG&E's gross property additions amounted to $580 million. Funds for about 97% of these gross additions were generated internally. The gross additions during this period amounted to approximately 24% of total utility plant at December 31, 1993, and consisted of $480 million for electric properties and $100 million for gas properties. Gross retirements during the same period were $40 million, consisting of $29 million for electric properties and $11 million for gas properties.


Coal Supply

     Ninety percent of LG&E's present electric generating capacity is coal-fired, the remainder being made up of a hydroelectric plant and combustion turbine peaking units fueled by natural gas and oil. Coal will be the predominant fuel used by LG&E in the foreseeable future, with natural gas and oil being used for peaking capacity and flame stabilization in coal-fired boilers or in emergencies. LG&E has no nuclear generating units and has no plans to build any in the foreseeable future.

     In 1992, LG&E entered into coal supply agreements with various suppliers for coal deliveries for 1993 and beyond. LG&E normally augments its coal supply agreements with spot market purchases which, during 1993, were about 10% of total purchases. LG&E has a coal inventory policy, which is in compliance with the Kentucky Commission's directives and which LG&E believes provides adequate protection under most contingencies. LG&E had on hand at December 31, 1993, a coal inventory of approximately 433,000 tons, or a 28 day supply.

     LG&E expects, for the foreseeable future, to continue purchasing most of its coal from western Kentucky and southwest Indiana, which has a sulfur content in the 2%-3.5% range. The abundant supply of this relatively low priced coal, combined with present and future desulfurization technologies, is expected to enable LG&E to continue to provide adequate electric service in a manner acceptable under existing environmental laws and regulations.

     Coal for LG&E's Mill Creek plant is delivered by rail and barge, whereas deliveries to the Cane Run plant are primarily by rail and also by truck. Deliveries to the Trimble County plant are by barge only.

     The average delivered cost of coal purchased by LG&E, per ton and per million Btu, for the periods shown were as follows:

                                        1993           1992         1991
                                        ----           ----         ----
     Per ton...................         $26.58         $25.17       $24.51
     Per million Btu...........           1.14           1.09         1.06

Gas Supply

     During 1993, LG&E continued to purchase natural gas from and transport other natural gas supplies through Texas Gas at rates and terms regulated by the FERC. LG&E also continued purchasing a portion of its natural gas supplies on the spot-market and transporting those supplies under various transportation agreements with Texas Gas pursuant to applicable FERC-approved tariffs. LG&E received standby service from Texas Gas until its implementation of FERC Order No. 636.

     As a result of FERC Order No. 636 and effective November 1, 1993, LG&E entered into new transportation service agreements with Texas Gas. These agreements provide for 30,000 MMBtu (29,268 Mcf) per day in Firm Transportation
(FT) throughout the year. This FT agreement expires October 31, 1997. During the winter months, LG&E also has 184,900 MMBtu (180,390 Mcf) per day in No-Notice Service (NNS); during the summer months that NNS level is 135,000 MMBtu (131,707 Mcf) per day. LG&E's NNS agreements with Texas Gas incorporate terms of 2, 5, and 8 years, and include unilateral roll-over provisions at LG&E's option. These transportation services are provided by Texas Gas pursuant to its FERC-approved tariff.

     Contemporaneously with the conclusion of its transportation arrangements with Texas Gas, LG&E also entered into a series of long-term firm supply arrangements with various suppliers in order to meet its firm sales obligation. The gas supply arrangements include pricing provisions which are market-responsive. These firm supplies, in tandem with pipeline transportation services, provide the reliable and flexible supply needed to replace the bundled sales service formerly supplied by the pipeline.

     During 1994, LG&E will be participating in several regulatory proceedings at FERC. Particularly, LG&E will be involved in reviewing Texas Gas' most recent rate filing, and Texas Gas' filing to recover certain transition costs associated with the FERC-mandated implementation of FERC Order No. 636. As a separate matter, the Kentucky Commission has indicated in an order issued in its Administrative Case No. 346 that transition costs, which are clearly identified as being related to the cost of the commodity itself, are appropriately recovered as a gas cost through LG&E's purchased gas adjustment.

     LG&E operates five underground gas storage fields with a current working gas capacity of 14.6 million Mcf. Gas is purchased and injected into storage during the summer season and is then withdrawn to supplement pipeline supplies to meet the gas-system load requirements during the winter heating season.

     The estimated maximum deliverability from storage during the early part of the 1992-1993 heating season was approximately 373,000 Mcf per day. Deliverability decreases during the latter portion of the heating season as the storage inventory is reduced by seasonal withdrawals.

     The average cost per Mcf of natural gas purchased by LG&E was $2.91 in 1993, $2.77 in 1992, and $2.39 in 1991. Although upcoming regulatory changes may alter the ways in which LG&E contracts for natural gas supplies, it is expected that LG&E will continue to have adequate access to natural gas supplies at market sensitive prices.


Environmental Matters

     Protection of the environment is a major priority for LG&E. LG&E engages in a variety of activities within the jurisdiction of federal, state, and local regulatory agencies. Those agencies have issued LG&E permits for various activities subject to air quality, water quality, and waste management laws and regulations. For the five year period ending with 1993, expenditures for pollution control facilities represented $128 million or 22% of total construction expenditures. The cost of operating and maintaining these facilities amounted to $22 million in both 1993 and 1992. LG&E's anticipated capital expenditures for 1994 to comply with environmental laws are approximately $22 million. See Item 3 and Note 10 of the Notes to Financial Statements under Item 8 for a discussion of specific environmental proceedings affecting LG&E.


                            LG&E ENERGY SYSTEMS INC.

     In 1991, the Company formed LG&E Energy Systems Inc. (Energy Systems) to direct the Company's expansion into the non-utility marketplace. In December 1991, Energy Systems purchased Hadson Power Systems, Incorporated, which was renamed at the time of purchase to LG&E Power Systems Inc. and subsequently renamed LG&E Power Inc. (together with its subsidiaries, "LPI"). In 1992, Energy Systems acquired a 36.5% interest in Natural Gas Clearinghouse (NGC). In December 1993, the Company announced the sale of its equity interest in NGC to NOVA Corporation of Alberta, Canada, which was completed in January 1994. See
Note 3 of Notes to Financial Statements under Item 8 and Future Outlook under
Item 7 for a further discussion of the NGC sale.

     LPI is involved in the development, design, construction, ownership, operation, and maintenance of power generation facilities in the United States. LPI, through its predecessor, has been in the independent power business since 1982 and has approximately 500 employees. It currently has in operation or under construction, projects capable of generating over 527 megawatts of electric power capacity in Maine, North Carolina, Virginia, and New York. For a description of LPI's projects and the ownership interests of LPI in such projects, see Item 3, Properties. Each of these projects currently is, or upon its completion will be, a qualifying cogeneration facility under the Public Utility Regulatory Policy Act of 1978 (PURPA). In addition, LPI has sought and obtained exempt wholesale generator (EWG) status for the entity which owns the Roanoke Valley I project in North Carolina. Such status will allow LPI to own and operate the 165 megawatt Roanoke Valley I facility without complying with PURPA's qualifying cogeneration facility operating standards. EWGs are not required to comply with such standards if the rates charged for a facility's electric generation have been accepted for filing by FERC. Such a filing was made and accepted for the Roanoke Valley I facility in December 1993.

     Generally, qualifying facility status exempts projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organization regulation of electric utilities. Exempt wholesale generators also are exempt from application of the Holding Company Act and many provisions of the Federal Power Act, but once such an entity files its electric generation rates with FERC, it becomes a jurisdictional public utility under the Federal Power Act. As such a "public utility," an EWG's rates and some of its corporate activity are subject to FERC regulation. Exempt wholesale generators also are subject to non-rate regulation under state laws governing electric utilities. While qualifying facility or exempt wholesale generator status entitles LPI's projects to certain regulatory exceptions and benefits under PURPA and the Holding Company Act, each project must still comply with other federal, state, and local laws, including those regarding siting, construction, operation, licensing, and pollution abatement. Through an affiliate, LPI also operates and maintains 12 projects in which it does not have an ownership interest that are located in California, Pennsylvania, and Montana. In order to permit it to operate EWGs, such affiliate also has been designated as an exempt wholesale generator under the Holding Company Act.

     LPI currently is involved in the construction of three cogeneration facilities, Roanoke Valley I, Roanoke Valley II, and Rensselaer. The Roanoke Valley I and II projects each are owned with Westmoreland Energy, Inc., a subsidiary of Westmoreland Coal Company (Westmoreland). The Roanoke Valley I project is a 165 megawatt coal-fired facility located near Weldon, North Carolina. The Roanoke Valley II project is a 44 megawatt coal-fired facility located adjacent to the Roanoke Valley I project. These facilities share certain common facilities. Both facilities will sell electricity to North Carolina Power and steam to Patch Rubber Company, a subsidiary of Myers Industries. TECO Coal Company is obligated to supply all of the plants' coal requirements although Westmoreland has entered into a subcontract arrangement with TECO whereby it is entitled to supply approximately 80% of such coal requirements. Subsidiaries of LPI will engineer, construct, and operate each project. The project owner has obtained a $393 million construction and term loan facility to finance its construction and operation of these projects. The Rensselaer project, a 79 megawatt gas-fired cogeneration plant, also is owned jointly with Westmoreland Energy, Inc. and is located in Rensselaer, New York. This facility will sell electricity to Niagara Mohawk Power Corp. and steam to
BASF Corp.   LPI is engaged in the construction of such facility and the project owner has arranged a $123 million construction and term loan facility to finance the construction and operation of this project. Completion of the Roanoke Valley I and Rensselaer projects are projected for mid-1994 and completion of the Roanoke Valley II project is expected for mid-1995.

     The financing and overall structure of the Roanoke Valley and Rensselaer projects are similar to that followed for previous LPI cogeneration projects. Subsidiaries of LPI, as builders of the projects, are contractually obligated to construct the project and to assure it meets certain performance standards. Financing for the construction of the project is provided to a partnership which is the owner of the project and in which LPI (or a wholly owned entity) is a partner. The partners are obligated to make equity contributions to the project at various stages prior to its completion. Each project has a long-term contract with the local utility to purchase electricity generated by the project and, for those projects which are qualifying cogeneration facilities, with an industrial company to purchase the steam from the project. Revenues from the sale of electricity and steam are designed to be sufficient to repay the debt incurred in financing the project. LPI's ownership interest in the project and the revenues from the sale of steam and electricity from the project are pledged as security to the lenders providing financing for the project. Although the financing of the project is non-recourse to the partnership owning the project, the various obligations of LPI under the contracts for construction of the project and LPI's equity commitments are guaranteed by Energy Systems. Through a support agreement with Energy Systems for the benefit of the project lenders, the Company has agreed in substance to provide Energy Systems with the necessary funds and financial support to meet these contingencies. See Project Obligations under Note 10 of the Notes to Financial Statements under Item 8.

     Westmoreland has similar guarantee obligations with respect to the equity commitments of Westmoreland Energy for the Roanoke Valley and Rensselaer projects. In April 1993, Westmoreland requested that Energy Systems provide financial assistance with respect to its guarantee obligations. Energy Systems agreed to provide such financial assistance by guaranteeing to the lenders for the Roanoke Valley and Rensselaer projects payment of those equity commitments of Westmoreland, up to a maximum aggregate amount of approximately $35.5 million ($26.9 million for the Roanoke Valley projects and $8.6 million for the Rensselaer project). LPI is entitled to receive fees for the provision of such financial assistance. The obligations of Westmoreland to repay any amounts actually paid by Energy Systems with respect to such guarantees and the other obligations which Westmoreland has to Energy Systems under this credit support arrangement are secured by pledges of Westmoreland Energy's ownership interests in the projects. In December 1993, Energy Systems and LPI entered into an arrangement with Nations Financial Capital Corporation (Nations), whereby Nations has agreed to fund on its behalf those amounts which Energy Systems is obligated to fund for Westmoreland with respect to the Roanoke Valley projects. While Energy Systems remains directly responsible to the Roanoke Valley lenders for the payment of Westmoreland's equity obligations for such projects, Nations has agreed that Westmoreland, and not Energy Systems, will be responsible for repayment of any amounts which Nations is obligated to fund. As security for the payment to Nations of any amounts so funded, the Company assigned to Nations those pledged interests in the Roanoke Valley projects and those related rights which were received from Westmoreland in April 1993. Energy Systems paid a fee to Nations in connection with the assumption by Nations of Westmoreland's Roanoke Valley funding obligations. Energy Systems is able to terminate such arrangement at any time. Both the lenders for the Roanoke Valley projects as well as Westmoreland have consented to Energy Systems' arrangements with Nations.

                                 LABOR RELATIONS

     LG&E's 1,652 operating, maintenance, and construction employees are members of the International Brotherhood of Electrical Workers (IBEW) Local 2100. On May 31, 1992, the IBEW voted to ratify a new three-year collective bargaining agreement. The new agreement became effective in November 1992 and will expire in November 1995.

                                    EMPLOYEES

     The Company and its subsidiaries had 3,293 full-time employees at December 31, 1993. During the last quarter of 1993 and early 1994, LG&E eliminated a number of full-time positions and made early retirement available to a number of other employees. See Note 5 of Notes to Financial Statements under Item 8 for a further discussion of this matter.


ITEM 2.  PROPERTIES.

     At February 28, 1994, LG&E owned and operated the following electric generating stations:


                                         Year in
                                         Service     Capability Rating (Kw)
                                         -------     ----------------------
     Steam Stations:
       Mill Creek-Kosmosdale, Ky.
        Unit 1.....................      1972        303,000
        Unit 2.....................      1974        301,000
        Unit 3.....................      1978        386,000
        Unit 4.....................      1982        466,000      1,456,000
                                                     -------
       Cane Run-near Louisville, Ky.
        Unit 3.....................      1958        115,000
        Unit 4.....................      1962        155,000
        Unit 5.....................      1966        168,000
        Unit 6.....................      1969        240,000        678,000
                                                     -------
       Trimble County-Bedford, Ky.
        Unit 1.....................      1990                       371,000 (1)

     Combustion Turbine Generators (Peaking capability):
       Zorn........................      1969         16,000
       Paddy's Run.................      1968         43,000
       Cane Run....................      1968         16,000
       Waterside...................      1964         33,000        108,000
                                                     -------     ----------
                                                                  2,613,000
                                                                 ----------
                                                                 ----------

     (1)  Amount shown represents LG&E's 75% interest in the Unit.  See
          Note 12 of the Notes to Financial Statements, Jointly Owned Electric Utility Plant, under Item 8 for a discussion of the sale of 25% of the Unit to IMEA and IMPA. LG&E is responsible for operation of the Unit and is reimbursed by IMEA and IMPA for expenditures related to the Unit based on their proportionate share of ownership interest.

     LG&E's steam stations consist mainly of coal-fired units except for Cane Run Unit 3 which must use natural gas because of restrictions mandated by environmental regulations.

     LG&E also owns an 80 Mw hydroelectric generating station located in Louisville, operated under license issued by the Federal Energy Regulatory Commission.

     At December 31, 1993, LG&E's electric transmission system included 20 substations with a total capacity of approximately 10,518,897 Kva and approximately 645 structure miles of lines. The electric distribution system included 84 substations with a total capacity of approximately 2,948,768 Kva, 3,499 structure miles of overhead lines, 231 miles of underground conduit, and 5,170 miles of underground conductors.

     LG&E's gas transmission system includes 177 miles of transmission mains, and the gas distribution system includes 3,226 miles of distribution mains.

     LG&E operates underground gas storage facilities with a current working gas capacity of approximately 14.6 million Mcf. See Gas Supply under Item 1.

     In 1990, LG&E entered into an operating lease for its corporate office building located in downtown Louisville, Kentucky. The lease is for a period of 15 years and is scheduled to expire June 30, 2005.

     Other properties owned by LG&E include office buildings, service centers, warehouses, garages, and other structures and equipment, the use of which is common to both the electric and gas departments.

     The trust indenture securing LG&E's First Mortgage Bonds constitutes a direct first mortgage lien upon substantially all property owned by LG&E.

     At December 31, 1993, LPI owned the percentage indicated of the following qualifying cogeneration projects in operation or being constructed:


                                                 Actual or      Actual or
                                                 Proposed Net   Planned
                             Ownership           Capability     Year in
Name                         Interest %   Fuel   Rating (Mw)    Service
- ----                         ----------   ----   ------------   ---------
Babcock-Ultrapower Jonesboro    17       Wood      24.5          1986
Washington County, Maine

Babcock-Ultrapower West         17       Wood      24.5          1986
Enfield
Penobscot County, Maine

LG&E Westmoreland-              50       Coal      62.7          1992
Southampton
Franklin, Virginia

LG&E Westmoreland-Altavista     50       Coal      62.7          1992
Altavista, Virginia

LG&E Westmoreland-Hopewell      50       Coal      62.7          1992
Hopewell, Virginia

Westmoreland-LG&E Partners      50       Coal       165          1994
Weldon, North Carolina

LG&E Westmoreland-              50       Natural     79          1994
Rensselaer                                Gas
Rensselaer, New York

Westmoreland-LG&E Partners      50       Coal        44          1995
Weldon, North Carolina


LPI's ownership interests in these projects and the revenues from the sale of electricity and steam from the projects are pledged as security to the lenders who provided the financing for the project.


ITEM 3.  LEGAL PROCEEDINGS.

Rate Case and Trimble County Station

     For a discussion of the most recent rate order of the Public Service Commission of Kentucky and a detailed discussion of the orders of the Kentucky Commission and rulings of the Franklin Circuit Court and the Kentucky Court of Appeals concerning Trimble County Unit 1, see Item 7 and Note 11 of the Notes to Financial Statements under Item 8.


Statewide Power Planning

     As required by the regulations of the Kentucky Commission, on November 15, 1993, LG&E filed its 1993 biennial Integrated Resource Plan with the Kentucky Commission. The plan which updates LG&E's first Integrated Resource Plan filed in 1991, proposes to meet customers' future demand through 2007 by adding resources in small increments such as short-term power purchases (1996-1999), a customer-owned standby generation program (1997), two combustion turbines (1999-2000), an air conditioner load controls program (2001-2003), an upgrade to LG&E's existing hydroelectric plant (2003), and a compressed air energy storage plant (2004). The Kentucky Commission staff is in the process of reviewing LG&E's plan, and is not expected to issue its report and recommendations concerning the plan until late 1994 at the earliest. The Kentucky Commission's regulations do not require it to hold any hearings or issue any formal orders regarding the Plan.


Environmental

     The Clean Air Act Amendments of 1990 impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. This legislation is extremely complex and its effect will substantially depend on regulations issued by the U.S. Environmental Protection Agency. While LG&E will incur some capital expenditures to comply with the Act's requirements, the overall impact of the Act on LG&E is expected to be minimal. LG&E is closely monitoring the continuing rule-making process, in order to assess the precise impact of the legislation on LG&E.

     For a complete discussion of the Company's environmental issues concerning its Mill Creek and Cane Run generating plants, manufacturing gas plant sites, and certain other environmental issues, see Note 10 of the Notes to Financial Statements under Item 8.

     Based upon prior precedents established by the Kentucky Commission and the Environmental Cost Recovery legislation, LG&E expects to have an opportunity to recover through future ratemaking proceedings, its costs associated with remedial measures required to comply with environmental laws and regulations.

     Like LG&E, LPI and its subsidiaries are subject to extensive federal, state, and local environmental laws and regulations governing the operations of the various power plants in which they participate as an owner or managing operator. Among other things, these laws and regulations govern the discharge of materials into waterways, the air, and the ground and, if violated, may require the owner or operator to take remedial action to maintain the affected facility's operating status. To the extent any such remedial environmental actions have been required of LPI or its subsidiaries in the past, related expenditures have not been material.


Other

     As discussed in Item 1, LPI announced a preliminary agreement with the DuPont Company to form a power partnership. Virginia Power, one of the utilities in whose service territory the DuPont facilities reside, has made an administrative filing with the Virginia State Corporation Commission (SCC) questioning certain aspects of the proposed transaction. Virginia Power has requested that the SCC, among other things, enter a declaratory order determining that the proposed arrangement is unlawful and violates Virginia Power's rights under its certificate of public convenience and necessity. Due to the preliminary nature of this proceeding, it is not possible to predict with any certainty its outcome at this time. Nonetheless, LPI intends to vigorously pursue the proposed transaction.

     LG&E is a defendant in lawsuits seeking compensatory and, in certain instances, punitive damages for injuries purportedly incurred by individuals coming into contact with LG&E's electric or gas facilities and/or services. To the extent that damages are assessed in any of these lawsuits, LG&E believes that its insurance coverage is adequate and that the effect of any such damages will not be material.

     LPI and LPI's subsidiaries are defendants in lawsuits seeking compensatory damages primarily associated with various employment related matters. To the extent that damages are assessed in any of these lawsuits, LPI believes that the effect will not be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

Executive Officers of the Company.


                                                      Effective Date of Election
Name                      Age  Position               to Present Position
- ----                      ---  --------               --------------------------
Roger W. Hale             50   Chairman of the Board
                               President and Chief
                               Executive Officer      August 17, 1990

Edward J. Casey, Jr.      36   Group President - LG&E
                               Energy Services        January 1, 1994

Stephen R. Wood           51   Executive Vice
                               President and Chief
                               Administrative Officer January 1, 1994

Charles A. Markel III     46   Corporate Vice
                               President, Finance and
                               Treasurer              January 1, 1993

     Each of the following officers is an executive officer of a subsidiary of the Company and for purposes of the requirements of this report may also be considered an executive officer of the Company:

Victor A. Staffieri      38   President - LG&E         January 1, 1994

David R. Carey           40   Senior Vice President,
                              Operations - LG&E        January 1, 1994

Raymond A. Bennett       60   Vice President, Gas
                              Service Business - LG&E  January 1, 1994

M. Lee Fowler            57   Vice President and
                              Controller - LG&E        September 1, 1988

Wendy C. Heck            40   Vice President,
                              Information Services -
                              LG&E                     January 1, 1994

Chris Hermann            46   Vice President,
                              Wholesale Electric
                              Business - LG&E          January 1, 1993

     The present term of office of each of the above executive officers extends to the meeting of the Board of Directors following the Annual Meeting of Stockholders, scheduled to be held May 24, 1994.

     There are no family relationships between executive officers of the Company or those executive officers of its subsidiaries.

     Mr. Hale was named to the position shown above concurrent with a corporate restructuring completed on August 17, 1990, pursuant to which LG&E became a subsidiary of the Company. Prior to January 1, 1994, Mr. Casey was Executive Vice President and Chief Financial Officer, and prior to January 1, 1993, President - LG&E Energy Systems (a subsidiary of the Company). Prior to January 1, 1994, Mr. Wood was Senior Vice President and Chief Administrative

Officer - LG&E, and prior to December 1992, held the same position concurrently for the Company and LG&E. Prior to January 1, 1993, Mr. Markel was Senior Vice President and Chief Financial Officer, and prior to January 1992, Vice President-Finance and Treasurer.

     Messrs. Hale and Markel are also executive officers of the Company's subsidiary, LG&E.

     Mr. Fowler, Ms. Heck, Mr. Hermann, and Mr. Markel have been employed for more than five years in executive or management positions with the Company or its subsidiary, LG&E. Prior to election to the position shown in the table, the following executive officers held other positions with the Company or LG&E since January 1, 1989: Ms. Heck was Manager-Internal Audit prior to January 1990, Vice President-Internal Auditing prior to January 1, 1992, Vice President-Fuels and Operating Services prior to January 1, 1993, and Vice President-Fuels and Information Services thereafter; Mr. Hermann was Manager-Administration, Power Production prior to November 1989, General Manager-Power Production prior to January 1992 and General Manager-Wholesale Electric thereafter; Mr. Markel was Vice President and Treasurer prior to March 1, 1990, Vice President-Finance and Treasurer prior to January 1, 1992, and Senior Vice President and Chief Financial Officer thereafter. Effective January 1, 1993, Mr. Markel was named Corporate Vice President-Finance and Treasurer of the parent company, LG&E Energy Corp.

     Prior to election to his current position, Mr. Hale held the position of Chairman of the Board, President and Chief Executive Officer of LG&E, and prior to February 1, 1990, Mr. Hale was President and Chief Executive Officer of LG&E. Prior to June 1, 1989, Mr. Hale was employed by BellSouth Enterprises, Inc. and held the position of Executive Vice President.

     Prior to election to his current position, Mr. Staffieri was Senior Vice President-Public Policy, and General Counsel of the Company and LG&E, and prior to November 15, 1992, Senior Vice President, General Counsel and Corporate Secretary. Prior to March 15, 1992, Mr. Staffieri was employed by Long Island Lighting Company and held the position of General Counsel and Secretary from April 1989 to March 1992, and Deputy General Counsel prior to April 1989.

     Prior to election to his current position, Mr. Carey was Vice President and General Manager, Retail Electric Business of LG&E, prior to January 1, 1993, Vice President-Marketing and General Manager, Electric Service, prior to
January 1, 1992, Vice President-Marketing and Planning, and prior to July 14, 1990, Vice President-Marketing and Sales. Prior to January 1990, Mr. Carey was employed by AT&T General Business Systems and held the position of Director-Strategic and Business Planning.

     Prior to election to his current position, Mr. Bennett was Vice President and General Manager, Gas Service Business of LG&E, and prior to January 1, 1992, General Manager, Gas Operations. Prior to May 1990, Mr. Bennett was employed by the Railroad Commission of Texas and held the position of Director of Transportation-Gas Utility Division.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock is listed on the New York and Chicago Stock Exchanges. The ticker symbol is "LGE". The newspaper stock exchange listings are "LGE Energy" or "LGE EN". The following table gives information with respect to price ranges, as reported in THE WALL STREET JOURNAL as New York Stock Exchange Composite Transactions, and dividends paid for the periods shown.

     Effective May 15, 1992, the outstanding shares of common stock were split on a three-for-two basis. The new shares were issued to shareholders of record on April 30, 1992. Prior period shares of common stock, dividends paid, prices, earnings per share of common stock, and dividends declared reported in this item and Item 6 below have been restated to reflect the stock split. See Note 1 of Notes to Financial Statements under Item 8.



                                   1993                                          1992
                     --------------------------------              --------------------------------
                                            Price                                              Price
                                      -------------------                                  -----------------
                   Dividend                                            Dividend
                     Paid             High          Low                  Paid               High         Low
                   --------           ----          ---                --------             ----         ---
First Quarter. . . .50 1/4 cents   $ 39 1/2     $ 33 3/4                 49 cents         $ 32          $ 29 5/8
Second Quarter . . .50 1/4           39 7/8       36 5/8                 49                 32 1/8        29 1/8
Third Quarter. . . .50 1/4           43 3/8       38 3/4                 49                 35 3/8        31 3/4
Fourth Quarter . . .    52           42 1/8       37 3/8             50 1/4                 36 3/8        32 1/4


     The number of record holders of Common Stock at December 31, 1993, was 32,256. The book value of the Company's Common Stock at December 31, 1993, was $22.14 per share.


ITEM 6.  SELECTED FINANCIAL DATA.


                                                                     Years Ended December 31
                                                              (Thousands of $ Except per Share Data)
                                          ------------------------------------------------------------------
                                            1993          1992          1991           1990           1989
                                            ----          ----          ----           ----           ----
Revenues . . . . . . . . . . . . . . .    $900,027      $834,739      $714,965       $698,959       $686,996
Operating Income . . . . . . . . . . .     192,968       174,504       188,131        186,350        173,314
Net Income . . . . . . . . . . . . . .      88,260        75,614        82,951         91,422         66,625
Average Number of
  Common Shares Outstanding. . . . . .  32,688,592    32,307,441    32,256,624     31,856,469     31,270,080
Earnings Per Share of
  Common Stock . . . . . . . . . . . .       $2.70         $2.34         $2.57          $2.87          $2.13
Dividends Declared Per
  Common Share . . . . . . . . . . . .       2.045         1.985          1.92           1.87           1.83
Payout Ratio . . . . . . . . . . . . .        75.9%         84.7%         74.7%          81.6%          86.2%
Total Assets . . . . . . . . . . . . .  $2,284,794    $2,160,577    $2,054,156     $2,001,354     $1,905,306
Long-Term Obligations (including
  amounts due within one year) . . . .     662,800       686,262       687,662        688,250        629,500


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

     LG&E Energy Corp.'s net income and earnings per share of common stock increased in 1993 as compared to 1992 because of strong performances by both the utility and the non-utility businesses. The contribution from Louisville Gas and Electric Company (LG&E) resulted primarily from a more normalized weather pattern in the utility's service area and the sale of a 12.88% interest in Trimble County Unit 1. Contributions to net income from the Company's non-utility businesses resulted primarily from earnings from projects under construction and in operation, project finance closings, and earnings from plants operated and maintained on behalf of third parties. In addition, earnings from the Company's 36.5% investment in Natural Gas Clearinghouse (NGC) increased in 1993 as compared to 1992. In December 1993, the Company agreed to sell its partnership interest in NGC to NOVA Corporation of Alberta, Canada. The sale was completed in January 1994, and the Company expects to post a pre-tax gain of approximately $87 million in the first quarter of 1994.

     Effective January 1, 1994, the Company announced a major realignment of its business units to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. In addition to this organizational change, the Company is presently re-evaluating its regulatory strategy to pursue full cost recovery of certain deferred expenses which the Company has recorded as regulatory assets. See Future Outlook for a further discussion of this matter.

     The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 1993 and 1992 and should be read in connection with the consolidated financial statements and notes thereto. The Company's financial results and conditions are dependent to a large degree on the financial results and conditions of Louisville Gas and Electric Company.


RESULTS OF OPERATIONS

Earnings per Share

     The Company's earnings per common share increased 36 cents for 1993 over 1992, including the 10 cents per common share gain recognized from the sale of a 12.88% portion of the Trimble County plant to the Indiana Municipal Power Agency
(IMPA). LG&E's contribution to earnings came from increased electric sales as a result of the warmer summer weather experienced in 1993, higher sales to other utilities and reduced costs for debt and preferred stock attributable to favorable refinancing activities. Contributions to earnings from the non-utility businesses came from construction profits recognized by LG&E Power Inc. (LPI), earnings from operating power projects, a financial closing related to a power project and strong performance by NGC.

     After excluding the 13 cents per common share gain recognized in 1991 by LG&E on the sale of a 12.12% portion of the Trimble County plant to Illinois Municipal Electric Agency (IMEA), earnings for 1992 decreased 10 cents from 1991. This decrease was due primarily to lower electric sales to residential customers as a result of the cooler summer experienced in 1992 (40 cents), increased operating and depreciation expenses (15 cents), decreased interest earned on temporary cash investments of LG&E (3 cents), and various other factors (4 cents). These items were partially offset by the contribution to earnings from non-utility operations in 1992 (40 cents) and favorable financing activities of LG&E (12 cents).


Rates and Regulation

     LG&E is subject to the jurisdiction of the Public Service Commission of Kentucky (Commission) in virtually all matters related to electric and gas utility regulation. LG&E last filed for a rate increase with the Commission in June 1990 based on the test-year ended April 30, 1990. The request was for a general rate increase of $34.9 million ($31.0 million electric and $3.9 million gas). A final order was issued in September 1991 that effectively granted LG&E an annual increase in rates of $6.8 million ($6.1 million electric and $.7 million gas). The Commission's order authorized a rate of return on common equity of 12.5%.

     On April 21, 1993, LG&E, the Kentucky Attorney General, the Jefferson County Attorney, and representatives of several customer-interest groups filed with the Commission a request for approval of a comprehensive agreement on demand side management (DSM) programs. Under the agreement, LG&E will commit up to $3.3 million over three years (from 1994 through 1996) for initial programs that include a residential energy conservation and education program and a commercial conservation audit program. Future programs will be developed through a formal collaborative process. The agreement contains a rate mechanism that will (1) provide LG&E concurrent recovery of DSM program costs, (2) provide LG&E an incentive for implementing DSM programs, and (3) allow LG&E to recover revenues due to lost sales associated with the DSM programs. On November 12, 1993, the Commission approved the agreement.

     Revenues from lost sales to residential customers are collected through a "decoupling mechanism". LG&E's residential decoupling mechanism breaks the link between the level of LG&E's residential kilowatt-hour and Mcf sales and its non-fuel revenues. Under traditional regulation, a utility's revenue varies with changes in its level of kilowatt-hour or Mcf sales. The residential decoupling mechanism will allow LG&E to recover a predetermined level of revenue per customer based on the rate set in LG&E's last rate case, which will not vary with the level of kilowatt-hour or Mcf sales. Residential revenues will be adjusted to reflect (1) changes in the number of residential customers and (2) a pre-established annual growth factor in residential revenue per customer. Decoupling, in effect, removes the impact on LG&E's non-fuel revenues from changes in kilowatt-hour or Mcf sales due to weather, fluctuations in the economy, and conservation efforts. Under this mechanism, if actual sales produce lower revenues than are produced by the predetermined per-customer amount, the difference is deferred for recovery from customers through an adjustment in rates over a period that will not exceed two years. Conversely, if actual sales produce more revenues than would be realized using the predetermined per-customer amount, the difference will be returned to customers through subsequent rate adjustments over a period not to exceed two years. Residential revenues reported in the financial statements for 1994 through 1996 will be determined in accordance with the predetermined amount per customer plus growth, and recovery of fuel and gas costs. The difference between the revenues shown in the financial statements and the amounts billed to customers will be recorded on the balance sheet and deferred for future recovery from or return to customers.

     As more fully discussed in Note 11 of Notes to Financial Statements under
Item 8, the Commission has set a procedural schedule to determine the appropriate ratemaking treatment to exclude 25% of the Trimble County plant from customer rates.

     On May 24, 1993, the Federal Energy Regulatory Commission (FERC) gave final approval for a market-based rate tariff and two transmission service tariffs that were filed by LG&E. This tariff enables LG&E to sell up to 75 Mw of firm generation capacity at market-based rates. It also enables LG&E to sell an unlimited amount of non-firm power at market-based rates, as long as the power is from LG&E's own generation resources.

     Under the two transmission service tariffs that were approved by FERC, utilities, independent power producers, and qualifying co-generation or small power production facilities may obtain firm or coordination transmission service from LG&E. These tariffs provide open access to LG&E's transmission system and enable parties requesting either type of transmission service to transmit wholesale power across LG&E's system. However, service under these tariffs is not available to ultimate consumers of electric utility service.


Revenues

     A comparison of LG&E's revenues for the years 1993 and 1992 with the immediately preceding years reflects both increases and decreases which have been segregated by the following principal causes (in thousands of $):


                                                                Increase (Decrease) From Prior Period
                                                            --------------------------------------------
                                                               Electric Revenues           Gas Revenues
                                                            ----------------------      ----------------
          Cause                                             1993           1992           1993           1992
          -----                                             ----           ----           ----           ----
Sales to Ultimate Consumers:
     Rate increases effective in 1991. . . . . . .        $     -       $    748        $     -      $     173
     Fuel and gas supply adjustments, etc. . . . .          6,832            313         19,479          1,044
     Variation in sales volumes. . . . . . . . . .         27,385        (26,354)         5,736         12,954
                                                           ------        -------         ------         ------
       Total . . . . . . . . . . . . . . . . . . .         34,217        (25,293)        25,215         14,171
Sales to other utilities . . . . . . . . . . . . .          9,964          3,093              -              -
Gas transportation-net . . . . . . . . . . . . . .              -              -            978         (1,717)
Other . . .. . . . . . . . . . . . . . . . . . . .          1,303           (331)           196           (219)
                                                          -------       --------        -------       --------
       Total . . . . . . . . . . . . . . . . . . .        $45,484       $(22,531)       $26,389       $ 12,235
                                                          -------       --------        -------       --------
                                                          -------       --------        -------       --------


     Electric revenues increased in 1993 primarily because of the warmer summer weather. Sales of electricity to other utilities increased over 1992 levels due to LG&E's aggressive efforts in marketing off-system sales of energy. The increase in gas sales for 1993 is largely attributable to cooler winter weather in the region and customer growth.

     Non-utility revenues of $123.5 million are $6.5 million or 5% lower than last year due to lower project development fees and revenues. Construction revenues of $120 million were roughly equal to 1992, as progress continued on LPI's currently active projects at Roanoke Valley I and II in North Carolina, and Rensselaer in New York. LPI derives the majority of its revenues from the construction of power plants while its operating profit consists of plant development and construction profits in addition to earnings from operating power projects.

LPI's ability to sustain this level of revenues is dependent, in part, upon its ability to continue to obtain major engineering and construction contracts.


Expenses

     Fuel for electric generation and gas supply expenses account for a large segment of the Company's total operating costs. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Commission.

     Fuel expenses increased in 1993 primarily because of an increase in generation and the higher cost of coal purchased. The average delivered cost per ton of coal purchased for LG&E was $26.58 in 1993, $25.17 in 1992, and $24.51 in 1991.

     LG&E's increase in power purchased expense reflects an increase in the quantity of power purchased mainly because of wheeling arrangements with other utilities.

     Gas supply expenses increased in 1993 and 1992 largely because of an increase in both the cost and the volume of gas purchased. The average unit cost per Mcf of purchased gas for LG&E was $2.91 in 1993, $2.77 in 1992, and $2.39 in 1991.

     Utility operating and maintenance expenses increased approximately $5 million in 1993. This increase is primarily attributable to increased expenses for operation and maintenance of electric generating plants and higher administrative and general costs. The $2 million increase in 1992 over 1991 resulted primarily from costs associated with legal settlements relating to personal injury claims and storm damage expenses. General increases in labor and material costs are also reflected in operation and maintenance expenses.

     Non-utility expenses reflect the operating and business development expenses associated with the Company's non-utility operations. The majority of the expenses reflected herein pertain to LPI, including construction, project development, and general and administrative costs. LPI was acquired in December 1991.

     Other income and (deductions) decreased in 1993. Other income includes a $3.9 million before-tax gain on the sale of a 12.88% ownership interest in LG&E's Trimble County Unit 1 to IMPA. Other deductions reflect charges applicable to business restructurings and other non-recurring charge-offs. A decrease in 1992 from 1991 resulted primarily from a $7.9 million gain recorded in 1991 on the sale of a 12.12% ownership interest in Trimble County to IMEA and decreased interest income of $3 million from temporary cash investments.

     Interest charges decreased in 1993 and 1992 primarily because of an aggressive program to refinance at lower interest rates. LG&E refinanced approximately $205 million of its outstanding debt in 1993. The lower interest requirement at LG&E was partially offset by interest charges related to debt issued for the Company's expansion into non-utility businesses.

     Variations in income tax expenses are largely attributable to changes in pre-tax income and an increase in the corporate Federal income tax rate from 34% to 35% effective January 1, 1993.

     Preferred dividends reflect the lower dividend rates that resulted from LG&E's refunding of the $25 million, $8.90 Series with a $5.875 Series in May 1993. In February 1992, LG&E refunded the $8.72 and $9.54 Series with $50 million of Auction Rate Series. LG&E's weighted average preferred dividend rate at December 31, 1993, was 4.72%; at December 31, 1992, 5.36%.

     Income from discontinued operations reflect the net earnings realized from the Company's investment in NGC. In January 1994, the Company sold its interest in NGC. (See Note 3 of Notes to Financial Statements under Item 8.)

     The rate of inflation may have a significant impact on LG&E's operations, its ability to control costs, and the need to seek timely and adequate rate adjustments. However, relatively low rates of inflation in the past few years have moderated the impact on current operating results.

     Reference is made to Note 5 of Notes to Financial Statements under Item 8 for a discussion of SFAS No. 112, EMPLOYERS' ACCOUNTING FOR POST-EMPLOYMENT BENEFITS, which will be effective in 1994. Reference is also made to Notes 1 and 5, which refer to the adoption of SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS and SFAS No. 109, ACCOUNTING FOR INCOME TAXES.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet electric and gas customers' needs of the utility and equity investments in connection with power production projects in the non-utility business.

     The Company's capital needs, earnings and cash flow are somewhat dependent on events beyond the Company's control, such as weather, regulatory actions, the state of the economy, and changes in existing governmental and environmental regulations. Based on current conditions, the Company expects to have sufficient cash flow and the ability to raise sufficient capital in 1994 and 1995 to meet its capital requirements and operating expenses.


Construction Expenditures

     New utility construction expenditures for 1993 were $99 million compared with $101 million in 1992 and $88 million in 1991. Internally generated funds provided for 100% of the construction expenditures in 1993, 87% in 1992, and 100% in 1991.

     Construction expenditures for the utility for the calendar years 1994 and 1995 are estimated to total approximately $200 million. The Company presently expects to fund its construction expenditures for the two years mainly from internal cash.

     Non-utility construction expenditures (other than generating plant expenditures incurred by the joint ventures) totaled approximately $1.2 million in 1993 and are not expected to significantly exceed this level in 1994-1995.

Capitalization and Liquidity

     The Company maintains a strong capital structure. Reference is made to Notes 7 and 8 of Notes to Financial Statements under Item 8 for a discussion of preferred stock and long-term debt refinancings during the year, which have produced significant savings from lower interest and preferred dividend rates.

     LG&E has outstanding interest rate swap agreements totaling $30 million. Under the agreements, which were entered into in 1992, LG&E pays a fixed rate of 4.35% on $15 million for a five-year period and 4.74% on $15 million for a seven-year period. In return, LG&E receives a floating rate based on the weighted average JJ Kenny index. At December 31, 1993, the rate on the JJ Kenny index was 3.25%.

     At December 31, 1993, loan agreements and lines of credit were in place totaling $320 million ($25 million for LG&E Energy Corp., $145 million for LG&E, and $150 million for Energy Systems) for which the companies pay commitment or facility fees. At year end, $20 million of Energy Systems' line of credit was drawn upon. These credit facilities are scheduled to expire at various periods during 1994 and 1996 and management intends to renegotiate them when they expire.

     The lenders under the credit facility for Energy Systems are entitled to the benefits of a Support Agreement between LG&E Energy Corp. and Energy Systems. The Support Agreement states, in substance, that LG&E Energy Corp. will provide Energy Systems with the necessary funds and financial support to meet its obligations under the credit facility. See Note 10 of Notes to Financial Statements, Project Obligations, under Item 8 for further discussion.

     LPI's operations were self-financed during both 1993 and 1992 and resulted in positive cash flow. LPI's 1993 cash flow had a substantial increase as a result of higher billings on construction projects and no equity fundings. LPI anticipates equity funding commitments for 1994 of approximately $60 million.


Environmental Matters

     The Clean Air Act Amendments of 1990 impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. LG&E is closely monitoring the continuing rule-making process in order to assess the precise impact of the legislation on the Company. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing construction program, LG&E anticipates incurring capital expenditures during the next four years of approximately $40 million for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on LG&E is expected to be minimal. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities.

     Reference is made to Note 10 of Notes to Financial Statements, Environmental, under Item 8 for a complete discussion of LG&E's environmental issues concerning its Mill Creek and

Cane Run generating plants, manufactured gas plant sites, and certain other environmental issues.

     Based upon prior precedents established by the Commission and the Environmental Cost Recovery legislation, LG&E expects to have an opportunity to recover, through future ratemaking proceedings, its costs associated with remedial measures required to comply with environmental laws and regulations.


Energy Policy Act of 1992

     The Energy Policy Act of 1992 (EPA92), passed by Congress and signed into law on October 24, 1992, outlines standards for utility industry structure, competition in wholesale power generation and energy conservation. It represents a thorough overhaul of legislation and related regulations that, for the most part, have guided the industry since the 1930s -- the Public Utility Holding Company Act (PUHCA) and the Federal Power Act.

     EPA92 eliminates the statutory barriers to increased participation by non-utility generators in wholesale power markets. PUHCA was amended to allow qualifying non-utility generators (called "Exempt Wholesale Generators") to operate without the Act's restrictions and to permit utilities subject to PUHCA to invest in non-utility generators. The legislation grants FERC authority to order transmission access and directs FERC to use certain guidelines in establishing transmission rates. The transmission tariffs which FERC approved for LG&E provide the type of open access mandated in EPA92.

     The Act is designed to give utilities a wider choice of sources for their electrical supply than previously available, while creating generating supply options that did not exist under the old law. In passing this legislation, Congress also anticipated that greater competition among electric supply options should result in lower consumer rates. Although the Company cannot predict the exact impact of this legislation, the Company is planning to be a competitive supplier of electric energy.


FERC Order No. 636

     On November 1, 1993, LG&E began purchasing and transporting its natural gas supplies under the new requirements created by FERC Order No. 636 issued in 1992. Whereas LG&E had previously been able to purchase natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas
Gas), LG&E now purchases only transportation services from Texas Gas pursuant to its FERC-approved tariff and acquires its supply of natural gas from several other sources.

     Throughout 1993, LG&E undertook a review to evaluate and select the pipeline services and gas supplies needed. As a result of this review, LG&E entered into the appropriate transportation and purchase agreements. LG&E should benefit from Order No. 636 through enhanced access to competitively priced natural gas supplies as well as more flexible transportation services. LG&E has made the necessary modifications to its operations and to its gas supply clause to reflect these Order No. 636 changes.

     Certain aspects of Order No. 636 have yet to be resolved by the courts, and still others await resolution at FERC. Issues still to be resolved at FERC include the determination and recovery of pipeline costs associated with the transition to and implementation of Order No. 636. Based on pipeline filings to date, LG&E estimates that its share of transition costs, which must be approved by FERC, will be approximately $2 million to $3 million a year for both 1994 and 1995. The Commission issued an order, based on proceedings which were held to investigate the impact of Order No. 636 on utilities and ratepayers in Kentucky, providing that transition costs assessed on utilities by the pipelines, which are clearly identified as being related to the cost of the commodity itself, are appropriate to be recovered from customers through the gas supply clause.


FUTURE OUTLOOK

Natural Gas Clearinghouse

     In January 1994, the Company sold its 36.5% equity interest in NGC to NOVA Corporation for approximately $170 million. NGC was acquired in 1992. In the first quarter of 1994, the Company will record a pre-tax gain of approximately $87 million from this sale.


Power Partnership

          In February 1994, LPI announced it had reached a preliminary agreement with the DuPont Company (DuPont) to form a partnership that will own, improve, and operate energy production facilities at nine DuPont fiber manufacturing plants in the mid-Atlantic and southeastern regions of the United States. LPI will be the general partner in the arrangement and hold a 50% interest in the partnership. DuPont will be a limited partner and own the other half. Virginia Power, one of the utilities in whose service territory the DuPont facilities reside, has made an administrative filing with the Virginia State Corporation Commission questioning certain aspects of the proposed transaction.


LG&E Work Force Reduction

     In the fourth quarter of 1993, LG&E announced it was reducing its construction, warehouse, and janitorial work force primarily because no new major construction projects are expected in the near future. The Company also offered voluntary separation, primarily through early retirement, to various other employees. This reduction in work force of about 350 employees is projected to cost approximately $11.5 million. LG&E will realize significant savings in future years as a result of this work force reduction.


International Projects

     The Company began looking into participation in international power projects in 1993. While it recognizes the increased risks associated with international projects, the Company believes significant opportunities exist as well. It has been working with strong international partners, successful financial institutions and industry leaders in the United States to review the risk/reward profiles of potential projects.


Business Realignment

     In November 1993, the Company announced a major realignment and formation of new business units, effective January 1, 1994, to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. The realignment does not affect the Company's legal structure, regulation of LG&E by the Commission or the Company's status as an exempt holding company.

     Under the realignment, the Company is forming a national business unit, LG&E Energy Services, to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. The realignment will allow the other business unit, LG&E, to increase its focus on customer service and to develop more customer options as the local utility industry becomes more competitive in the future.


Other

     In addition to the business realignment mentioned above, the Company is currently in the process of re-evaluating its regulatory strategy to pursue full cost recovery of certain deferred expenses which are recorded as regulatory assets. Depending on the results of this re-evaluation, which should be completed in early 1994, all or part of such regulatory assets may be immediately expensed. See Notes 1, 5, and 10 of Notes to Financial Statements under Item 8 for a discussion of these regulatory assets.

     The Board of Directors of LG&E Energy Corp. and LG&E recently approved the formation of a tax-exempt charitable foundation which will make local, regional, and national charitable contributions to qualified persons and entities. The LG&E Board of Directors has authorized an initial contribution to the foundation of up to $15 million. The effect of this contribution will be an after-tax charge against income of up to $9 million for the first quarter of 1994. The Company believes this action to be beneficial because it will provide a vehicle to make contributions in support of community needs on a consistent basis. It will also reduce charges against income in future years as contributions will be made by the foundation, rather than directly by the Company. The Company anticipates that funding will occur following the receipt of exempt status for the foundation under the Internal Revenue Code.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       LG&E ENERGY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of $ Except Per Share Data)

                                                                  Years Ended December 31
                                                             ----------------------------------
                                                               1993         1992        1991
                                                               ----         ----        ----
Revenues
    Electric . . . . . . . . . . . . . . . . . . . . .       $ 571,627    $ 526,143   $ 548,674
    Gas. . . . . . . . . . . . . . . . . . . . . . . .         204,915      178,526     166,291
    Non-utility. . . . . . . . . . . . . . . . . . . .         123,485      130,070           -
                                                             ---------    ---------   ---------
        Total revenues (Note 1). . . . . . . . . . . .         900,027      834,739     714,965
                                                             ---------    ---------   ---------

Expenses
    Fuel and power purchased . . . . . . . . . . . . .         166,664      147,679     146,899
    Gas supply expenses. . . . . . . . . . . . . . . .         139,054      115,521     104,212
    Operation and maintenance. . . . . . . . . . . . .         185,107      179,755     177,749
    Depreciation and amortization. . . . . . . . . . .          79,887       79,686      76,431
    Other taxes. . . . . . . . . . . . . . . . . . . .          16,193       16,096      15,782
    Non-utility expenses (Note 1). . . . . . . . . . .         128,679      129,699       5,761
                                                             ---------    ---------   ---------
        Total expenses . . . . . . . . . . . . . . . .         715,584      668,436     526,834
                                                             ---------    ---------   ---------

Equity in Earnings of Joint Ventures (Note 4). . . . .           8,525        8,201           -
                                                             ---------    ---------   ---------

Operating Income . . . . . . . . . . . . . . . . . . .         192,968      174,504     188,131

Other Income and (Deductions). . . . . . . . . . . . .          (5,573)        (740)     11,263
Interest Charges . . . . . . . . . . . . . . . . . . .          48,210       50,410      52,680
                                                             ---------    ---------   ---------

Income from Continuing Operations before Income Taxes.         139,185      123,354     146,714
Income Taxes (Note 6). . . . . . . . . . . . . . . . .          52,379       44,744      54,299
                                                             ---------    ---------   ---------

Income before Preferred Dividends. . . . . . . . . . .          86,806       78,610      92,415
Preferred Dividends. . . . . . . . . . . . . . . . . .           5,981        7,173       9,464
                                                             ---------    ---------   ---------
Income from Continuing Operations. . . . . . . . . . .          80,825       71,437      82,951

Income from Discontinued Operations (Note 3)
    Equity in earnings of partnership, net of income
    taxes of $4,760 in 1993 and $2,660 in 1992 . . . .           7,435         4,177           -
                                                             ---------    ---------   ---------
Net Income . . . . . . . . . . . . . . . . . . . . . .       $  88,260    $  75,614   $  82,951
                                                             ---------    ---------   ---------
                                                             ---------    ---------   ---------

Average Common Shares Outstanding (Note 1) . . . . . .          32,689       32,307      32,256

Earnings per Share of Common Stock (Note 1)
    From continuing operations . . . . . . . . . . . .         $  2.47      $  2.21     $  2.57
    From discontinued operations . . . . . . . . . . .             .23          .13           -
                                                             ---------    ---------   ---------
     Total . . . . . . . . . . . . . . . . . . . . . .         $  2.70      $  2.34     $  2.57
                                                             ---------    ---------   ---------
                                                             ---------    ---------   ---------



                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (Thousands of $)


                                                                   Years Ended December 31
                                                            -----------------------------------
                                                                1993         1992        1991
                                                                ----         ----        ----
Balance January 1. . . . . . . . . . . . . . . . . . .      $  251,121   $  241,702  $  220,716
Add net income . . . . . . . . . . . . . . . . . . . .          88,260       75,614      82,951
                                                             ---------    ---------   ---------
                                                               339,381      317,316     303,667
Deduct:  Cash dividends declared on common stock
         ($2.045 per share in 1993, $1.985 in 1992, and
         $1.92 in 1991). . . . . . . . . . . . . . . .          66,957       64,048      61,965
         Preferred stock redemption expense. . . . . .             818        2,147           -
                                                             ---------    ---------   ---------

Balance December 31. . . . . . . . . . . . . . . . . .      $  271,606   $  251,121  $  241,702
                                                             ---------    ---------   ---------
                                                             ---------    ---------   ---------


The accompanying notes are an integral part of these financial statements.

                    LG&E ENERGY CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                             (Thousands of $)



                                                 ASSETS
                                                                                       December 31
                                                                            --------------------------------
                                                                                  1993               1992
                                                                                  ----               ----
Utility Plant, at original cost
    Electric...............................................................  $  2,019,139       $  1,976,206
    Gas....................................................................       260,485            240,818
    Common.................................................................       132,692            121,105
                                                                             ------------       ------------
                                                                                2,412,316          2,338,129
    Less:  Reserve for depreciation........................................       823,141            754,429
                                                                             ------------       ------------
                                                                                1,589,175          1,583,700
    Construction work in progress..........................................        51,785             35,367
                                                                             ------------       ------------
                                                                                1,640,960          1,619,067
                                                                             ------------       ------------
Other Property and Investments - less reserve
    Investments in affiliates (Note 4).....................................        63,241             59,273
    Other (Note 1).........................................................        24,949            101,402
    Investment in discontinued operations (Note 3).........................        84,284             75,786
                                                                             ------------       ------------
                                                                                  172,474            236,461
                                                                             ------------       ------------
Current Assets
    Cash and temporary cash investments....................................        67,377             21,997
    Accounts receivable-less reserve of $1,769 in 1993 and $1,372 in 1992..       124,504            102,095
    Materials and supplies-at average cost
        Fuel (predominantly coal)..........................................        12,075             21,360
        Gas stored underground.............................................        33,370             34,079
        Other..............................................................        40,357             41,034
    Prepayments and other..................................................         1,600              2,322
                                                                             ------------       ------------
                                                                                  279,283            222,887
                                                                             ------------       ------------

Deferred Debits and Other Assets
    Unamortized debt expense...............................................        24,698             17,282
    Accumulated deferred income taxes (Notes 1 and 6)......................        58,675             12,179
    Regulatory asset-income taxes (Note 1).................................        39,651                  -
    Other..................................................................        69,053             52,701
                                                                             ------------       ------------
                                                                                  192,077             82,162
                                                                             ------------       ------------
                                                                             $  2,284,794       $  2,160,577
                                                                             ------------       ------------
                                                                             ------------       ------------

                          CAPITAL AND LIABILITIES
Capitalization (see Statements of Capitalization)
    Common equity..........................................................  $    729,647       $    685,221
    Cumulative preferred stock.............................................       116,716            116,740
    Long-term debt.........................................................       662,879            686,119
                                                                             ------------       ------------
                                                                                1,509,242          1,488,080
                                                                             ------------       ------------

Current Liabilities
    Long-term debt due within one year.....................................             -                400
    Notes payable (Note 9).................................................        20,000             58,000
    Accounts payable.......................................................       111,192             88,615
    Common dividends declared..............................................        17,137             16,252
    Accrued taxes..........................................................        11,267             10,979
    Accrued interest.......................................................        12,864             12,324
    Other..................................................................        38,394             36,445
                                                                             ------------       ------------
                                                                                  210,854            223,015
                                                                             ------------       ------------
Deferred Credits and Other Liabilities
    Accumulated deferred income taxes (Notes 1 and 6)......................       345,630            297,362
    Investment tax credit, in process of amortization......................        91,572            104,623
    Customers' advances for construction...................................         7,384              6,849
    Regulatory liability-income taxes (Note 1).............................        46,528                  -
    Other..................................................................        73,584             40,648
                                                                             ------------       ------------
                                                                                  564,698            449,482
                                                                             ------------       ------------
Commitments and Contingencies (Notes 10 and 11)
                                                                             $  2,284,794       $  2,160,577
                                                                             ------------       ------------
                                                                             ------------       ------------

The accompanying notes are an integral part of these financial statements.
                                   -31-

                    LG&E ENERGY CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of $)



                                                                                              Years Ended December 31
                                                                                 ----------------------------------------------
                                                                                     1993             1992             1991
                                                                                 ------------     ------------     ------------
Cash Flows from Operating Activities
    Net income.............................................................     $     88,260     $     75,614     $     82,951
    Items not requiring cash currently:
       Depreciation and amortization.......................................           82,660           81,065           76,714
       Deferred income taxes-net...........................................             (190)          27,535           23,311
       Investment tax credit-net...........................................           (7,821)          (5,033)         (11,472)
       Gain on sale of capital asset.......................................           (3,869)               -           (7,908)
       Undistributed earnings of joint ventures............................           (3,968)          (3,870)               -
       Income from discontinued operations.................................           (7,435)          (4,177)               -
       Other...............................................................           26,184            4,095            3,548
    (Increase) decrease in certain net current assets:
        Accounts receivable................................................          (22,409)            (796)          (4,137)
        Materials and supplies.............................................           10,671           (8,014)           5,333
        Accounts payable...................................................           22,577            3,782           (2,504)
        Accrued taxes......................................................              288            6,226           (6,744)
        Accrued interest...................................................              540           (1,499)             471
        Prepayments and other..............................................            2,671            3,572            1,775
    Other..................................................................           (8,828)           1,169           (2,187)
                                                                                 ------------     ------------     ------------
        Net cash provided from operating activities........................          179,331          179,669          159,151
                                                                                 ------------     ------------     ------------
Cash Flows from Investing Activities
    Sale of capital asset..................................................           91,076                -           94,164
    Long-term investment in securities.....................................          (11,097)         (10,441)               -
    Construction expenditures..............................................          (99,999)        (102,079)         (88,391)
    Acquisition of and investment in affiliates, net of cash and
        temporary cash investments acquired (Note 2).......................                -          (88,013)         (41,555)
                                                                                 ------------     ------------     ------------
        Net cash used for investing activities.............................          (20,020)        (200,533)         (35,782)
                                                                                 ------------     ------------     ------------
Cash Flows from Financing Activities
    Issuance of common stock...............................................           23,941            1,232            4,497
    Issuance of preferred stock............................................           24,716           49,099                -
    Issuance of first mortgage bonds and pollution control bonds...........          198,918           88,462            4,233
    Redemption of preferred stock..........................................          (25,558)         (51,443)               -
    Retirement of first mortgage bonds and pollution control bonds.........         (231,876)         (92,400)          (5,088)
    (Decrease) increase in notes payable...................................          (38,000)          46,000          (13,000)
    Payment of common dividends............................................          (66,072)         (63,507)         (61,450)
                                                                                 ------------     ------------     ------------
        Net cash used for financing activities.............................         (113,931)         (22,557)         (70,808)
                                                                                 ------------     ------------     ------------
Net Increase (Decrease) in Cash and Temporary Cash Investments.............           45,380          (43,421)          52,561

Cash and Temporary Cash Investments at Beginning of Year...................           21,997           65,418           12,857
                                                                                 ------------     ------------     ------------
Cash and Temporary Cash Investments at End of Year.........................     $     67,377     $     21,997     $     65,418
                                                                                 ------------     ------------     ------------
                                                                                 ------------     ------------     ------------


Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
        Income taxes.......................................................     $     58,014     $     20,832     $     45,625
        Interest on borrowed money.........................................           47,389           51,604           50,744



   The accompanying notes are an integral part of these financial statements.

                                 LG&E ENERGY CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                          (Thousands of $)

                                                                                                            December 31
                                                                                                      -----------------------
                                                                                                         1993        1992
Common Equity                                                                                            ----        ----
   Common stock, without par value -
     Authorized 75,000,000 shares, outstanding 32,956,148
     shares in 1993 and 32,327,612 shares in 1992 (Note 7)..........................................  $  458,940  $  434,951
   Common stock expense.............................................................................        (899)       (851)
   Retained earnings................................................................................     271,606     251,121
                                                                                                       ----------  ----------
                                                                                                      $  729,647  $  685,221
Cumulative Preferred Stock (Note 7)                                                                    ----------  ----------
   Redeemable on 30 days notice by Louisville Gas and Electric Company

                                                                     Shares              Current
                                                                Outstanding     Redemption Price
   $25 par value, 1,720,000 shares authorized -                 -----------     ----------------
       5% series.............................................       860,287              $ 28.00      $   21,507  $   21,507
       7.45% series...........................................      858,128                25.75          21,453      21,453

   Without par value, 6,750,000 shares authorized -
       $8.90 series............................................           -                    -               -      25,000
       Auction Rate...........................................      500,000               100.00          50,000      50,000
       $5.875 series..........................................      250,000       Not redeemable          25,000           -
   Preferred stock expense..........................................................................      (1,244)     (1,220)
                                                                                                       ----------  ----------
                                                                                                      $  116,716  $  116,740
Long-Term Debt (Note 8)                                                                                ----------  ----------
   First mortgage bonds -
     Series due June 1, 1996, 5 5/8%................................................................  $   16,000  $   16,000
     Series due June 1, 1998, 6 3/4%................................................................      20,000      20,000
     Series due August 1, 2001, 8 1/4%..............................................................           -      19,700
     Series due July 1, 2002, 7 1/2%................................................................      20,000      20,000
     Series due August 15, 2003, 6%.................................................................      42,600           -
     Series due November 1, 2006, 8 1/2%............................................................           -      21,362
     Pollution control series:
       B due September 1, 2006, 6 1/8%..............................................................           -      35,200
       C due June 1, 1998, 6 1/8%...................................................................           -       7,000
       C due June 1, 2008, 6 3/8%...................................................................           -      35,000
       D due October 1, 2004, 6.6%..................................................................           -      20,000
       D due October 1, 2009, 6.7%..................................................................           -      40,000
       I due February 15, 2011, 9 3/4%..............................................................           -      26,000
       J due July 1, 2015, 9 1/4%...................................................................      40,000      40,000
       K due December 1, 2016, 7 1/4%...............................................................      27,500      27,500
       L due December 1, 2016, 7 1/4%...............................................................      22,500      22,500
       N due February 1, 2019, 7 3/4%...............................................................      35,000      35,000
       O due February 1, 2019, 7 3/4%...............................................................      35,000      35,000
       P due June 15, 2015, 7.45%...................................................................      25,000      25,000
       Q due November 1, 2020, 7 5/8%...............................................................      83,335     100,000
       R due November 1, 2020, 6.55%................................................................      41,665      50,000
       S due September 1, 2017, variable............................................................      31,000      31,000
       T due September 1, 2017, variable............................................................      60,000      60,000
       U due August 15, 2013, variable..............................................................      35,200           -
       V due August 15, 2019, 5 5/8%................................................................     102,000           -
       W due October 15, 2020, 5.45%................................................................      26,000           -
                                                                                                       ----------  ----------
     Total bonds outstanding........................................................................     662,800     686,262
     Less long-term debt due within one year.......................................................            -         400
                                                                                                       ----------  ----------
     Long-term first mortgage bonds................................................................      662,800     685,862
   Unamortized premium on bonds.....................................................................          79         257
                                                                                                       ----------  ----------
                                                                                                         662,879     686,119
                                                                                                       ----------  ----------
Total Capitalization................................................................................  $1,509,242  $1,488,080
                                                                                                       ----------  ----------
                                                                                                       ----------  ----------


The accompanying notes are an integral part of these financial statements.

                       LG&E ENERGY CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements include the accounts of LG&E Energy Corp. and its wholly-owned subsidiaries - Louisville Gas and Electric Company (LG&E) and LG&E Energy Systems Inc. (Energy Systems), collectively referred to herein as the "Company." In consolidation all intercompany transactions have been eliminated.

The Company is exempt from regulation as a registered holding company under the Public Utility Holding Company Act of 1935.

Accounting for the regulated utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by the Federal Energy Regulatory Commission (FERC) and the Public Service Commission of Kentucky (Commission). LG&E is subject to Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. LG&E has recorded certain regulatory assets at December 31, 1993, totaling approximately $31 million. See Note 5, Post-Retirement Benefits and Early Retirement/Work Force Reduction, and Note 10, Environmental, for a discussion of these regulatory assets. See Future Outlook under Item 7, Management's Discussion and Analysis, for a discussion of the Company's re-evaluation of its current regulatory strategy in regards to these assets.

During 1992, Energy Systems acquired a 36.5% partnership interest in Natural Gas Clearinghouse (NGC), a natural gas marketing company based in Houston, Texas. In December 1993, the Company announced the sale of its equity interest in NGC to NOVA Corporation with a closing date in January 1994. Accordingly, the Company's equity interest in NGC's earnings has been classified as Income from Discontinued Operations in the accompanying financial statements. See Note 3, Discontinued Operations.

In December 1991, Energy Systems acquired Hadson Power Systems, Incorporated
(HPS), in a transaction accounted for as a purchase. Subsequent to the acquisition, HPS was renamed LG&E Power Systems Inc. and has been subsequently renamed LG&E Power Inc. (LPI). LPI develops, designs, builds, owns, operates, and maintains power generation facilities that sell energy to local industries and utilities. LPI's revenues and expenses are classified as "non-utility" in the accompanying financial statements; approximately $97 million and $102 million of the expenses classified as "non-utility" primarily represented costs of construction revenues in 1993 and 1992, respectively. See Note 2, Acquisitions.

UTILITY PLANT. LG&E's utility plant is stated at original cost, which includes payroll-related costs such as taxes, fringe benefits, and administrative and
general costs.   Construction work in progress has been included in the rate base, and, accordingly, LG&E has not recorded any allowance for funds used during construction.

The cost of utility plant retired or disposed of in the normal course of business is deducted from utility plant accounts and such cost plus removal expense less salvage value is charged to the reserve for depreciation. When complete operating units are disposed of, appropriate adjustments are made to the reserve for depreciation and gains and losses, if any, are recognized.

In December 1990, the 25% portion of the construction costs of the Trimble County Generating Station (Trimble County), which the Commission disallowed in setting customer rates, was reclassified from the Utility Plant section on the balance sheet to Other Property and Investments. In February 1991, LG&E sold a 12.12% undivided interest in Trimble County to the Illinois Municipal Electric Agency (IMEA). In February 1993, the remaining 12.88% of Trimble County not allowed in rates was sold to the Indiana Municipal Power Agency (IMPA). See Notes 11 and 12, Trimble County Generating Plant and Jointly Owned Electric Utility Plant, respectively, for a further discussion.

DEPRECIATION. Depreciation is provided on the straight-line method over the estimated service lives of depreciable plant. The amounts provided for LG&E in 1993 and 1992 were 3.3% (3.2% electric, 3.2% gas, and 5% common); and for 1991, 3.3% (3.2% electric, 3% gas, and 6% common) of average depreciable plant.

CASH AND TEMPORARY CASH INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments are carried at cost, which approximates fair value.

DEFERRED INCOME TAXES. Deferred income taxes have been provided for all book-tax temporary differences.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, effective January 1, 1993. SFAS No. 109 adopts the liability method of accounting for income taxes, requiring deferred income tax assets and liabilities to be computed using tax rates that will be in effect when the book and tax temporary differences reverse. For LG&E, the change in tax rates applied to accumulated deferred income taxes was not immediately recognized in operating results because of ratemaking treatment. At
December 31, 1993, the deferred tax asset, which resulted primarily from unamortized investment tax credits, amounted to approximately $47 million. The deferred tax liability, which resulted primarily from book/tax utility property basis differences, totaled approximately $40 million. Regulatory assets and liabilities were established to recognize the future revenue requirement impact from these deferred taxes. The adoption of SFAS No. 109 did not have a material impact on the results of operations or financial position for either the regulated or non-regulated companies. The deferred tax balances and related regulatory assets and liabilities reflect the increase in the corporate income tax rate from 34% to 35%.

INVESTMENT TAX CREDITS. Investment tax credits resulted from provisions of the tax law that permitted a reduction of the Company's tax liability based on credits for certain construction expenditures. Investment tax credits deferred and charged to income in prior years are being amortized to income over the estimated lives of the related property that gave rise to the credits.

DEBT PREMIUM AND EXPENSE. Debt premium and expense are amortized over the lives of the related debt issues, consistent with regulatory practices.

COMMON STOCK. Effective May 15, 1992, the outstanding shares of common stock were split on a three-for-two basis. The new shares were issued to shareholders of record on April 30, 1992. Prior period shares, dividends, and earnings per share of common stock have been restated to reflect the stock split.

REVENUE RECOGNITION. Utility revenues are recorded based on service rendered to customers through month end. LG&E accrues an estimate for unbilled revenues from the date of each meter reading date to the end of the accounting period. See Management's Discussion and Analysis, Rates and Regulation under Item 7, for changes in recording residential revenues effective January 1, 1994. The Company's non-utility construction activities recognize revenues using the percentage of completion method of accounting.

FUEL AND GAS COSTS. The cost of fuel for electric generation is charged to expense as used, and the cost of gas supply is charged to expense as delivered to the distribution system.

REVENUES AND CUSTOMER RECEIVABLES. LG&E is an operating public utility that supplies natural gas to approximately 258,000 customers and electricity to approximately 336,000 customers in Louisville and adjacent areas in Kentucky. Customer receivables and gas and electric revenues arise from deliveries of natural gas and electric energy to a diversified base of residential, commercial and industrial customers and to public authorities and other utilities. For the year ended December 31, 1993, 74% of total utility revenue was derived from electric operations and 26% from gas operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Pursuant to the Financial Accounting Standards Board SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company is required to disclose the fair value of financial instruments where practicable.

The fair value for certain of the Company's investments and debt are estimated based on quoted market prices for those or similar instruments. Investments for which there are no quoted market prices are stated at cost because a reasonable estimate of fair value cannot be made without incurring excessive costs.

The cost and estimated fair value of the Company's financial instruments as of December 31, 1993 and 1992, are as follows (in thousands of $):



                                                                      1993                    1992
                                                              ------------------       ------------------
                                                                            Fair                     Fair
                                                                 Cost      Value          Cost      Value
                                                              --------  --------       --------  --------
Long-term investments:
  Practicable to estimate fair value . . . . . . . . . .      $ 21,538  $ 21,538       $ 10,441  $ 10,441
  Not practicable. . . . . . . . . . . . . . . . . . . .           490       490            557       557
Preferred stock subject to mandatory redemption. . . . .        25,000    24,750              -         -
Long-term debt . . . . . . . . . . . . . . . . . . . . .       662,800   706,078        686,262   726,801

NOTE 2 - ACQUISITIONS

In December 1991, Energy Systems acquired LPI (Hadson Power Systems, Incorporated), a developer, designer, builder, owner, and operator of non-regulated power generation facilities, headquartered in Irvine, California, for approximately $49.1 million, including acquisition related expenses.

The Company accounted for the acquisition of LPI as a purchase, and accordingly, the net assets were recorded at their fair value on the acquisition date in the accompanying balance sheets. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, and is being amortized on a straight-line basis over 40 years.

See Note 10, Commitments and Contingencies for information concerning equity funding commitments that LPI is required to provide.

NOTE 3 - DISCONTINUED OPERATIONS

In December 1993, the Company agreed to sell its 36.5% equity interest in NGC to NOVA Corporation for approximately $170 million. The sale of NGC, which was completed in January 1994, will result in a pre-tax gain of approximately $87 million. NGC was acquired in 1992 at a cost of approximately $70 million. At the disposal date, the Company's investment in NGC was approximately $83 million. This transaction was recorded as the disposal of a business segment and, accordingly, the investment balance and related equity in earnings of NGC have been classified as discontinued operations within the accompanying financial statements.

NOTE 4 - INVESTMENTS IN AFFILIATES

The Company's investments in affiliates reflect LPI's interest in partnerships that own and/or operate power producing plants. These investments are recorded using the equity method and were $63,241,000 and $59,273,000 at December 31, 1993 and 1992, respectively.

The ownership percentages of LPI's joint ventures are summarized below:


                                                                  % Owned
                                                                  -------
     Babcock - Ultrapower West Enfield . . . . . . . . .            17
     Babcock - Ultrapower Jonesboro. . . . . . . . . . .            17
     LG&E Westmoreland - Southampton . . . . . . . . . .            50
     LG&E Westmoreland - Altavista . . . . . . . . . . .            50
     LG&E Westmoreland - Hopewell. . . . . . . . . . . .            50
     LG&E Westmoreland - Rensselaer. . . . . . . . . . .            50
     Westmoreland - LG&E Partners. . . . . . . . . . . .            50
     UC Operating Services . . . . . . . . . . . . . . .            50

The Company's carrying amount exceeded the underlying equity in affiliates by $34,618,000 and $35,750,000 at December 31, 1993 and 1992, respectively. The difference represents adjustments to reflect the fair value of the underlying net assets acquired and goodwill. The fair value adjustments are being amortized over periods ranging from two to 25 years, and the goodwill is being amortized over 40 years.

NOTE 5 - PENSION PLANS AND RETIREMENT BENEFITS

PENSION PLANS. The Company has two non-contributory, defined-benefit pension plans, covering all eligible employees. Retirement benefits are based on the employee's years of service and compensation. The Company's policy is to fund annual actuarial costs, up to the maximum amount deductible for income tax purposes, as determined under the frozen entry age actuarial cost method.

In addition, the Company has a supplemental executive retirement plan which covers officers of the Company. The plan provides retirement benefits based on average earnings during the final three or five years prior to retirement, reduced by social security benefits, any pension benefits received from plans of prior employers, and by amounts received under the pension plans mentioned in the preceding paragraph.

Pension cost was $3,048,000 for 1993, $2,664,000 for 1992, and $2,245,000 for
1991, of which approximately $425,000, $241,000, and $306,000, respectively, were charged to construction. The components of periodic pension expense are shown below (in thousands of $):


                                                       1993     1992      1991
                                                       ----     ----      ----
Service cost-benefits earned during the period . .  $  4,730 $  5,524  $  4,098
Interest cost on projected benefit obligation. . .    12,314   11,060     9,340
Actual return on plan assets . . . . . . . . . . .   (13,676)  (8,903)  (26,805)
Amortization of transition asset . . . . . . . . .    (1,079)  (1,076)   (1,076)
Net amortization and deferral. . . . . . . . . . .       759   (3,941)   16,688
                                                     -------  -------  --------
Net pension cost . . . . . . . . . . . . . . . . .   $ 3,048  $ 2,664  $  2,245
                                                     -------  -------  --------
                                                     -------  -------  --------

The assets of the plans consist primarily of common stocks, corporate bonds, United States government securities, and interests in a pooled real estate investment fund.

The funded status of the pension plans at December 31 is shown below (in thousands of $):


                                                              1993       1992
     Actuarial present value of accumulated plan benefits:
       Vested. . . . . . . . . . . . . . . . . . . . . . .  $138,384   $103,395
       Non-Vested. . . . . . . . . . . . . . . . . . . . .    18,322     12,960
                                                            --------   --------
       Accumulated benefit obligation. . . . . . . . . . .   156,706    116,355
       Effect of projected future compensation . . . . . .    26,357     31,649
                                                            --------   --------
       Projected benefit obligation. . . . . . . . . . . .   183,063    148,004
       Plan assets at fair value . . . . . . . . . . . . .   166,035    156,603
                                                            --------   --------
       Plan assets (less than) in excess of projected
         benefit obligation. . . . . . . . . . . . . . . .   (17,028)     8,599
       Unrecognized net transition asset . . . . . . . . .   (13,324)   (14,403)
       Unrecognized prior service cost . . . . . . . . . .    28,657     25,863
       Unrecognized net gain . . . . . . . . . . . . . . .   (22,590)   (41,646)
                                                            --------   --------
     Accrued pension liability . . . . . . . . . . . . . .  $(24,285)  $(21,587)
                                                            --------   --------
                                                            --------   --------

The projected benefit obligation was determined using an assumed discount rate
of 7.5% for 1993 and 8.5% for 1992.   An assumed annual rate of increase in
future compensation levels ranged from 3.5% to 4.5% for 1993 and 3.5% to 6.5% for 1992. The assumed long-term rate of return on plan assets was 8.5% for both periods. Transition assets and prior service costs are being amortized over the average remaining service period of active participants.

POST-RETIREMENT BENEFITS. The Company adopted Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS No. 106) January 1, 1993. SFAS No. 106 requires the accrual of the expected cost of retiree benefits other than pensions during the employee's years of service with the Company. The Company is amortizing the discounted present value of the post-retirement benefit obligation at the date of adoption over 20 years.

The Company provides certain health care and life insurance benefits for eligible retired employees. Post-retirement health care benefits are subject to a maximum amount payable by the Company. Prior to January 1, 1993, the cost of retiree health care and life insurance benefits was generally recognized when paid. Beginning in 1993, the Company began to account for post-retirement benefits according to the provisions of SFAS No. 106.

LG&E, based on an order from the Commission, has created a regulatory asset and is deferring the level of SFAS No. 106 expense in excess of the previous level of pay-as-you-go expense. The Commission's generic order stated that the proper level of expense for SFAS No. 106 would be determined in each utility's next general rate case.

The components of the net periodic post-retirement benefit cost for 1993 as calculated under SFAS No. 106 are as follows (in thousands of $):


  Service cost . . . . . . . . . . . . . . . . . . . . . .  $    710
  Interest cost. . . . . . . . . . . . . . . . . . . . . .     2,621
  Amortization of transition obligation. . . . . . . . . .     1,399
                                                            --------
  Post-retirement benefit cost . . . . . . . . . . . . . .  $  4,730
                                                            --------
                                                            --------

The accumulated post-retirement benefit obligation as calculated under SFAS No. 106 at December 31, 1993, is shown below (in thousands of $):

  Retirees . . . . . . . . . . . . . . . . . . . . . . . .  $(17,826)
  Fully eligible active employees. . . . . . . . . . . . .    (4,022)
  Other active employees. . . . . . . . .  . . . . . . . .   (16,042)
                                                            --------

  Accumulated post-retirement benefit obligation . . . . .   (37,890)
  Unrecognized net loss. . . . . . . . . . . . . . . . . .     4,990
  Unrecognized transition obligation . . . . . . . . . . .    26,582
  Previously recognized amount . . . . . . . . . . . . . .     3,696
                                                            --------

  Accrued post-retirement benefit liability. . . . . . . .   $(2,622)
                                                            --------
                                                            --------

The annual service cost was calculated using an assumed discount rate of 8.5% at January 1, 1993, and 7.5% at December 31, 1993. A medical cost increase factor that ranged between 6% and 11% was also used.

A 1% increase in the health care cost trend rate would increase the Accumulated Post-Retirement Benefit Obligation by approximately $1.8 million and the annual service and interest cost by approximately $200,000. No funding has been established by the Company for post-retirement benefits.

POST-EMPLOYMENT BENEFITS. The Financial Accounting Standards Board issued SFAS No. 112, EMPLOYERS' ACCOUNTING FOR POST-EMPLOYMENT BENEFITS, which requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The Company adopted the new standard effective January 1, 1994, as required. Adoption of SFAS No. 112 will not have a material adverse impact on the financial position or results of operation of the Company.

EARLY RETIREMENT/WORK FORCE REDUCTION. During the last quarter of 1993 and early 1994, LG&E eliminated approximately 350 full-time positions. The cost of the employee reduction program, approximately $11.5 million, consists primarily of separation payments, enhanced early retirement benefits, and health care benefits.

In 1992, an early retirement program was made available to all LG&E union employees who had reached age 55, or who had 35 years or more of continuous service regardless of age. The cost of the program was approximately $7 million and consisted primarily of enhanced early retirement and post-retirement health care benefits.

THRIFT SAVINGS PLAN. The Company has Thrift Savings Plans under Section 401(k) of the Internal Revenue Code. Under these plans, eligible employees may defer and contribute to the plan a portion of current compensation in order to provide future retirement benefits. The Company makes contributions to the plans by matching a portion of employees' contributions according to a formula established by the plans. These costs were approximately $3,542,000 for 1993, $2,204,000 for 1992, and $598,000 for 1991. The increase in 1993 401(k) expenses is due to the expansion of the program to LG&E union employees; the increase in 1992 is due to the inclusion of LPI's Thrift Savings Plan.

NOTE 6 - FEDERAL AND STATE INCOME TAXES

Components of income tax expense from continuing operations are shown in the table below (in thousands of $):


                                                  1993      1992         1991
                                                  ----      ----         ----
     Included in Income Taxes:
       Current  - Federal. . . . . . . .        $45,194   $17,536      $34,035
                - State. . . . . . . . .         15,196     4,706        8,425
       Deferred - Federal-net. . . . . .            198    19,186       17,226
                - State-net. . . . . . .           (388)    8,349        6,085
       Deferred investment tax credit. .              -       390       (6,359)
       Amortization of investment tax credit     (7,821)   (5,423)      (5,113)
                                                -------   -------      -------
       Total Income Taxes. . . . . . . .        $52,379   $44,744      $54,299
                                                -------   -------      -------
                                                -------   -------      -------

Variations in the 1993 income tax expense from 1992 and 1991 are largely attributable to changes in pre-tax income and an increase in the corporate Federal income tax rate from 34% to 35%, effective January 1, 1993.

Provisions for deferred income taxes from continuing operations consist of the tax effects of the following temporary differences (in thousands of $):


                                                  1993      1992         1991
                                                  ----      ----         ----
       Depreciation and amortization . .       $  3,593  $ 38,624    $  23,440
       Alternative minimum tax . . . . .          5,995    (5,995)           -
       Deferred income . . . . . . . . .         (7,295)   (3,483)           -
       Other . . . . . . . . . . . . . .         (2,483)   (1,611)        (129)
                                               --------  --------    ---------
          Total . . .. . . . . . . . . .       $   (190) $ 27,535    $  23,311
                                               --------  --------    ---------
                                               --------  --------    ---------


Depreciation and amortization fluctuations for 1993 are primarily attributable to the reversal of prior years' accumulated taxes as a result of the sale of a portion of Trimble County Unit 1 to IMPA. See Note 11, Trimble County Generating Plant, for a further discussion of the sale.

The following are the tax effects of book-tax temporary differences resulting in deferred tax assets and liabilities as of December 31, 1993 (in thousands of $):


     Deferred Tax Assets:
       Investment tax credit.........................     $   36,961
       Income taxes due to customers.................         14,361
       Other assets..................................          7,353
                                                          ----------
                                                          $   58,675
                                                          ----------
                                                          ----------

     Deferred Tax Liabilities:
       Depreciation and other plant related items....       $325,612
       Income taxes due from customers...............         10,233
       Other liabilities.............................          9,785
                                                            --------
                                                            $345,630
                                                            --------
                                                            --------

The Company's effective income tax rate is computed by dividing the aggregate of current income taxes, deferred income taxes-net, and the investment tax credit-net, by income from continuing operations before income taxes. Reconciliation of the statutory Federal income tax rate to the effective income tax rate for continuing operations is shown in the table below:

                                                  1993      1992      1991
                                                  ----      ----      ----
     Statutory Federal income tax rate.........   35.0%     34.0%     34.0%
     State income taxes net of Federal benefit.    6.9       7.0       6.5
     Amortization of investment tax credit.....   (5.6)     (4.4)     (3.5)
     Other differences-net.....................    1.3       (.3)        -
                                                  ----      -----     -----

     Effective Income Tax Rate.................   37.6%     36.3%     37.0%
                                                  ----      ----      ----
                                                  ----      ----      ----

NOTE 7 - CAPITAL STOCK

Changes in shares of common stock outstanding are shown in the table below (in thousands):

                                                                 1993      1992      1991
                                                                 ----      ----      ----
     Outstanding January 1...................................   32,328    32,284    32,106
     Issues under the Employee Common Stock Purchase
       Plan (1993, $1,296; 1992, $1,129; 1991, $1,039)              37        40        43
     Issues under the Automatic Dividend Reinvestment and
       Stock Purchase Plan (1993, $21,740; 1991, $3,458)           560         -       135
     Issues under the Omnibus Long-Term
       Incentive Plan (1993, $953; 1992, $103)...............       31         4         -
                                                                ------    ------    ------
     Outstanding December 31.................................   32,956    32,328    32,284
                                                                ------    ------    ------
                                                                ------    ------    ------

The Company's Automatic Dividend Reinvestment and Stock Purchase Plan was modified on April 14, 1991, to provide that reinvested dividends and optional cash payments would be used to buy shares of common stock on the open market. Prior to this date, authorized but unissued shares of common stock were issued to plan participants. The plan was changed in 1993 to issue authorized but unissued common stock under the plan effective with the January 15, 1993, dividend. Effective January 15, 1994, the plan has been revised and reinvested dividends and optional cash payments will again be applied to purchase shares of the Company's stock on the open market.

The Company has a long-term incentive plan whereby, in addition to other types of stock-based and related awards, incentive and nonqualified stock options can be granted to key personnel. A total of 299,250 shares of common stock have been reserved for issuance under the plan. Under the nonqualified stock option portion of the plan, the Company may grant stock options at an exercise price approximating market value. Each option entitles the holder to acquire one share of the Company's common stock no earlier than one year from the date granted. The options generally expire 10 years from the date granted. Common stock equivalents resulting from the options granted would not have a material dilutive effect on reported earnings per share.

A summary of the status of the Company's nonqualified stock options follows:


                                                                                                     Option Price
                                                                      Outstanding   Exercisable       per Share
                                                                      -----------   -----------      ------------
     As of December 31, 1990 . . . . . . . . . . . . . . . . . .          22,316             -               $27.14
     Options granted and exercisable . . . . . . . . . . . . . .          44,292        22,316      $25.86 - $27.97
                                                                         -------        ------
     As of December 31, 1991 . . . . . . . . . . . . . . . . . .          66,608        22,316      $25.86 - $27.97
       Options granted and exercisable . . . . . . . . . . . . .          49,174        44,292      $25.86 - $30.56
       Options exercised . . . . . . . . . . . . . . . . . . . .          (7,853)       (7,853)     $25.86 - $27.14
       Options cancelled . . . . . . . . . . . . . . . . . . . .          (3,841)       (3,841)     $25.86 - $30.56
                                                                         -------        ------
     As of December 31, 1992 . . . . . . . . . . . . . . . . . .         104,088        54,914      $25.86 - $30.56
       Options granted and exercisable . . . . . . . . . . . . .          77,005        49,174      $30.56 - $39.19
       Options exercised . . . . . . . . . . . . . . . . . . . .         (21,274)      (21,274)     $25.86 - $30.56
       Options cancelled . . . . . . . . . . . . . . . . . . . .          (5,936)       (5,936)     $33.90 - $36.04
                                                                         -------        ------
     As of December 31, 1993 . . . . . . . . . . . . . . . . . .         153,883        76,878      $25.86 - $39.19
                                                                         -------        ------
                                                                         -------        ------

In 1990, the Company adopted a Shareholders Rights Plan designed to protect shareholders' interests in the event the Company is ever confronted with an unfair or inadequate acquisition proposal. Pursuant to the plan, the Company declared a dividend distribution of one "right" for each share of LG&E Energy Corp. common stock. As a result of the three-for-two stock dividend effective May 15, 1992, each share of common stock will have two-thirds of a "right" associated with it. Each right entitles the holder to purchase from the Company one one-hundredth of a share of new preferred stock of the Company under certain circumstances. The rights may be exercised if a person or group announces its intention to acquire, or does acquire, 20% or more of LG&E Energy Corp. common stock. Under certain circumstances, the holders of the rights will be entitled to purchase either shares of common stock of LG&E Energy Corp. or common stock of the acquirer at a reduced percentage of market value. The rights will expire in the year 2000 unless they are redeemed or exchanged.

In May 1993, LG&E issued $25 million of $5.875 Cumulative Preferred Stock. The proceeds from the sale were used to redeem the outstanding $8.90 Cumulative Preferred Stock.

NOTE 8 - FIRST MORTGAGE BONDS

Annual requirements for the sinking funds of LG&E's First Mortgage Bonds (other than the First Mortgage Bonds issued in connection with the Pollution Control Bonds) are the amounts necessary to redeem 1% of the highest principal amount of each series of bonds at any time outstanding. Property additions (166 2/3% of principal amounts of bonds otherwise required to be so redeemed) have been applied in lieu of cash. It is the intent of LG&E to apply property additions to meet 1994 sinking fund requirements of the First Mortgage Bonds.

The trust indenture securing the First Mortgage Bonds constitutes a direct first mortgage lien upon substantially all property owned by LG&E. The indenture, as supplemented, provides in substance that, under certain specified conditions, portions of retained earnings will not be available for the payment of dividends on common stock. No portion of retained earnings is presently restricted by this provision.

Pollution Control Bonds (LG&E Projects) issued by Jefferson and Trimble Counties, Kentucky, are secured by the assignment of loan payments by LG&E to the Counties pursuant to loan agreements, and further secured by the delivery from time to time of an equal amount of LG&E's First Mortgage Bonds, Pollution Control Series. First Mortgage Bonds so delivered are summarized in the Statements of Capitalization. No principal or interest on these First Mortgage Bonds is payable unless default on the loan agreements occurs. The interest rate reflected in the Statements of Capitalization applies to the Pollution Control Bonds.

In March 1993, due to the sale of 12.88% of Trimble County Unit 1, LG&E completed the defeasance of $25 million of its Pollution Control Bonds ($16.665 million of the 7.625% Series and $8.335 million of the 6.55% Series).

LG&E issued several series of lower interest bearing First Mortgage and Pollution Control Bonds in 1993 to refinance bonds with higher interest rates. In August, LG&E issued two separate series of Pollution Control Bonds (a $35.2 million, Variable Rate Series, which had an interest rate of 2.586% at December 31, 1993, and a $102 million, 5.625% Series) and redeemed five series of Pollution Control Bonds totaling $137.2 million with interest rates ranging from 6.125% to 6.7%. In August, LG&E also issued $42.6 million of 6% First Mortgage Bonds and redeemed two series of First Mortgage Bonds ($19.7 million at 8.25% and $21.362 million at 8.5%). In November, LG&E issued $26 million of Pollution Control Bonds, 5.45% Series and redeemed the $26 million, 9.75% Series.

LG&E also entered into an agreement in November 1993 with Goldman, Sachs & Co. to issue $40 million of tax-exempt Pollution Control Bonds in 1995 at a rate of 5.9%. The issuance of the bonds in 1995 is subject to certain conditions. If issued, the proceeds will be used to redeem, in 1995, the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

LG&E has outstanding interest rate swap agreements totaling $30 million. Under the agreements, which were entered into in 1992, LG&E pays a fixed rate of 4.35% on $15 million for a five-year period and 4.74% on $15 million for a seven-year period. In return,

LG&E receives a floating rate based on the weighted average JJ Kenny index. At December 31, 1993, the rate on the JJ Kenny index was 3.25%.

LG&E's First Mortgage Bonds, 5.625% Series of $16 million is scheduled to mature in 1996 and the 6.75% Series of $20 million is scheduled to mature in 1998. There are no scheduled maturities of Pollution Control Bonds for the five years subsequent to December 31, 1993.

NOTE 9 - NOTES PAYABLE

At December 31, 1993, Energy Systems had notes payable outstanding of $20 million at an interest rate of 3.75%; at December 31, 1992, notes payable were $50 million at 3.82%. LG&E had no notes payable at December 31, 1993. At December 31, 1992, trust demand notes of LG&E amounted to $8 million, on which the composite interest rate was 3.45%.

At December 31, 1993, lines of credit were in place totaling $320 million ($145 million for LG&E, $150 million for Energy Systems, and $25 million for LG&E Energy Corp.), for which the companies pay commitment or facility fees. These lines of credit were unused, except for the $20 million of Energy Systems' line mentioned above. The credit lines are scheduled to expire at various periods during 1994 and 1996. Management intends to renegotiate these lines when they expire.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM. The Company had commitments, primarily in connection with the construction program of LG&E, aggregating approximately $6 million at December 31, 1993. LG&E's construction expenditures for the calendar years 1994 and 1995 are estimated to total approximately $200 million.

PROJECT OBLIGATIONS. In connection with the financing of various power projects, Energy Systems and LPI provide equity funding commitments and guarantee the construction and performance of the projects. Ascertainable equity funding commitments were $36 million and $38 million at December 31, 1993 and 1992, respectively. Contingent construction and project performance guarantees totaled approximately $198 million and $94 million at December 31, 1993 and 1992, respectively.

Through a support agreement with Energy Systems for the benefit of certain Energy Systems' lenders, LG&E Energy Corp. has agreed to provide Energy Systems with the necessary funds and financial support to meet the foregoing contingencies.

Westmoreland Energy Inc. (WEI) is a partner along with LPI in six cogeneration projects in operation or under construction. Under an agreement signed on April 15, 1993, LPI and Energy Systems have guaranteed (in exchange for fees and other consideration) the equity funding commitment of WEI in connection with the following three projects: Roanoke Valley I, Roanoke Valley II, and Rensselaer. The additional commitments resulting from this agreement total $35.5 million.

During December 1993, the Company signed an agreement with Nations Financial Capital Corporation (Nations Financial) under which Nations Financial agreed, in exchange for fees, to assume $26.9 million of the Company's contingent equity funding commitment for Roanoke Valley I and II resulting from its April 15, 1993, agreement with WEI.

FERC ORDER NO. 636. Order No. 636, which was issued by FERC in 1992, required LG&E and all other local distribution companies to revise their practices for purchasing and transporting gas. Whereas LG&E had previously purchased natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas Gas), LG&E now purchases only transportation services from Texas Gas and purchases natural gas from other sources.

Under Order No. 636 pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including LG&E. Based on pipeline filings to date, LG&E estimates that its share of transition costs, which must be approved by FERC, will be approximately $2 million to $3 million a year for both 1994 and 1995. The Commission issued an order, based on proceedings that were held to investigate the impact of Order No. 636 on utilities and ratepayers in Kentucky, providing that transition costs assessed on utilities by the pipelines, which are clearly identifiable as being related to the cost of the commodity itself, are appropriate to be recovered from customers through the gas supply clause.

OPERATING LEASES. LG&E Energy Corp. has an operating lease for its corporate office space with an expiration date of 1996. LG&E has an operating lease for its corporate office building that is scheduled to expire in June 2005. LPI has operating lease commitments related to two office facilities with expiration dates ranging from two to eight years. Total lease expense for 1993, 1992, and 1991 was $4,526,000, $5,454,000, and $2,736,000, respectively. The future minimum annual lease payments under these lease agreements for years subsequent to December 31, 1993, are as follows (in thousands of $):


     1994 . . . . . . . . . . . . . . . .          $ 4,519
     1995 . . . . . . . . . . . . . . . .            5,455
     1996 . . . . . . . . . . . . . . . .            5,884
     1997 . . . . . . . . . . . . . . . .            5,711
     1998 . . . . . . . . . . . . . . . .            5,604
     Thereafter . . . . . . . . . . . . .           28,636
                                                   -------
       Total  . . . . . . . . . . . . . .          $55,809
                                                   -------
                                                   -------

ENVIRONMENTAL. The Clean Air Act Amendments of 1990 impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. The legislation is extremely complex and its effect will substantially depend on regulations issued by the U.S. Environmental Protection Agency (USEPA). LG&E is closely monitoring the continuing rule-making process in order to assess the precise impact of the legislation on the Company. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing capital construction program, LG&E anticipates incurring capital expenditures during the next four years of approximately $40 million for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on LG&E is expected to be minimal. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities.

In 1992, LG&E entered two agreed orders with the Air Pollution Control District
(APCD) of Jefferson County in which LG&E committed to undertake remedial measures to address certain particulate emissions and excess sulfur dioxide emissions from its Mill Creek generating plant. LG&E is currently conducting work in compliance with the agreed-upon schedule for remedial measures and has incurred total capital expenditures of approximately $24 million through 1993. Based on current remedial designs, LG&E anticipates incurring additional capital costs of approximately $14 million for this project in 1994 as part of its ongoing capital construction program.

In an effort to resolve property damage claims relating to particulate emissions from the Mill Creek plant, in July 1993, LG&E commenced extensive negotiations and property damage settlements with adjacent residents. LG&E currently estimates that property damage claims for the particulate emissions should be settled for an aggregate amount of approximately $12 million. Accordingly the Company has recorded an accrual of this amount. In August 1993, 34 persons filed a complaint in Jefferson Circuit Court against LG&E in which they are seeking certification of a class consisting of all persons within 2.5 miles of the Mill Creek plant. The court has not acted on the request for certification of a class. The plaintiffs seek compensation for alleged personal injury and property damage attributable to emissions from the Mill Creek plant, injunctive relief, a fund to finance future medical monitoring of area residents, and other relief. LG&E intends to vigorously defend itself in the pending litigation.

In response to a notification from the APCD that LG&E's Cane Run plant may be the source of a potential exceedance of the National Ambient Air Quality Standards for sulfur dioxide, LG&E retained a contractor to conduct certain air dispersion modeling. In 1992, LG&E submitted a draft action plan and modeling schedule to the APCD and USEPA. The APCD and USEPA have approved the submittals and LG&E's contractor is currently conducting additional modeling activities. Although it is expected that corrective action will be accomplished through capital improvements, until the contractor completes its modeling activities, LG&E cannot determine the precise impact of this matter.

LG&E owns or formerly owned three primary sites where manufactured gas plant operations were located. Such manufactured gas plant operations, conducted in the 1838 to 1960 time period, typically produced coal tar byproducts and other constituents that may necessitate cleanup measures. LG&E commenced site investigations at the two company owned sites to determine if significant levels of contaminants are present. LG&E has commenced discussions with the current owner of the third site regarding joint performance of a site investigation. LG&E anticipates spending a total of approximately $1.3 million on site investigations expected to be completed by 1995. Preliminary testing at all three sites has identified contaminants typical of manufactured gas plant operations. Until an investigation and associated regulatory review is completed for each site, LG&E will be unable to predict what, if any, cleanup activities may be necessary.

In November 1993, LG&E was served with a third-party complaint filed in federal district court in Illinois by three third-party plaintiffs. The third-party plaintiffs allege that LG&E and 31 other parties are liable for contributions under the Comprehensive Environmental

Response, Compensation, and Liability Act as amended (CERCLA) for $1.4 million in costs allegedly incurred by USEPA in conducting cleanup activities at the M.T. Richards site in Crossville, Illinois. A number of de minimis third-party defendants, including LG&E, have commenced preliminary discussions with the third-party plaintiffs. In LG&E's opinion, the resolution of the issue will not have a material adverse impact on its financial position or results of operations.

In February 1993, LG&E was served with an amended complaint filed in federal district court in West Virginia by three potentially responsible parties (PRP) against LG&E and 39 other parties. The plaintiffs alleged that the parties were liable under CERCLA for in excess of $3 million in costs allegedly incurred by the plaintiffs in conducting cleanup activities at the Spencer Transformer Site located in Roane County, West Virginia. In November 1993, the federal court approved a consent decree that resolved the case as to LG&E and nine other de minimis parties. Under the terms of the consent decree, LG&E reimbursed the plaintiffs for $10,000 in cleanup costs. No further involvement of LG&E is anticipated.

In June 1992, USEPA identified LG&E as a PRP allegedly liable under CERCLA for $1.6 million in costs allegedly incurred by USEPA in cleanup of the Sonora Site and Carlie Middleton Burn Site located in Hardin County, Kentucky. In November 1992, USEPA demanded immediate payment from the PRPs. To date, USEPA has identified nine PRPs for the site. LG&E and several other parties have commenced discussions with USEPA. In LG&E's opinion, the resolution of this issue will not have a material adverse impact on its financial position or results of operations.

In 1987, USEPA identified LG&E as one of the numerous PRPs allegedly liable under CERCLA for the Smith's Farm site in Bullitt County, Kentucky. In March 1990, USEPA issued an administrative order requiring LG&E and 35 other PRPs to conduct certain cleanup activities. In February 1992, four PRPs filed a complaint in federal district court in Kentucky against LG&E and 52 other PRPs. Under the law, each PRP could be held jointly and severally liable for the cost of site cleanup, but would have the right to seek contribution from other PRPs. In July 1993, upon motion of the plaintiffs, the federal court dismissed LG&E and a number of others from the litigation in order to facilitate settlement negotiations among the parties. Cleanup costs for the site are currently estimated at approximately $70 million. LG&E and several other parties have shared certain cleanup costs in the interim until a voluntary allocation of liability can be reached among the parties. It is not possible at this time to predict the outcome or precise impact of this matter. However, management believes that this matter should not have a material adverse impact on the financial position or results of operations of LG&E as other financially viable PRPs appear to have primary liability for the site.

Based upon prior precedents established by the Commission and the Environmental Cost Recovery legislation, LG&E expects to have an opportunity to recover, through future ratemaking proceedings, its costs associated with remedial measures required to comply with environmental laws and regulations.

Like LG&E, LPI and its subsidiaries are subject to extensive federal, state, and local environmental laws and regulations governing the operation of the various power plants in which they participate as an owner or managing operator. Among other things, these laws and regulations govern the discharge of materials into waterways, the air and the ground and, if violated, may require the owner or operator to take remedial action to maintain the affected facility's operating status. To the extent any such remedial environmental actions have been required of LPI or its subsidiaries in the past, related expenditures have not been material.

NOTE 11 - TRIMBLE COUNTY GENERATING PLANT.

Trimble County Unit 1, a 495-megawatt, coal-fired electric generating unit, was placed in commercial operation on December 23, 1990.

This Unit, which during its first three years of commercial operations has operated more reliably than projected, has been the subject of numerous regulatory and legal proceedings. The current regulatory process involving Trimble County is related to an order issued by the Commission on July 1, 1988, which stated that 25% of the total cost of the Unit would not be allowed for ratemaking purposes. In a rehearing order issued in April 1989, the Commission reaffirmed its decision that LG&E would not be allowed to include 25% of the cost of the Unit in customer rates; however, this order stated that "the disallowed portion of Trimble County remains with the Company and stockholders for their use."

In 1989, the Commission initiated a proceeding to determine the appropriate ratemaking treatment to carry out the order that disallowed rate recovery for 25% of the Unit. Prior to the start of the hearings in this proceeding, LG&E filed a motion requesting the Commission to adopt a proposed plan to settle all of the issues surrounding Trimble County. Settlement discussions ensued between LG&E, intervenors, and the Commission staff. On October 2, 1989, the Commission approved the settlement agreement reached between LG&E and the Commission staff and, in accordance with the terms of the agreement, LG&E refunded $2.5 million to its customers in 1989 and reduced its electric rates by $8.5 million for the year beginning January 1, 1990.

Certain intervenors, who participated in the proceedings but did not agree to the settlement, appealed the Commission's order approving the settlement to Franklin Circuit Court, claiming, among other things, that the Commission lacked the statutory authority to approve the agreement and that the intervenors who refused to sign the agreement were deprived of due process rights.

In February 1991, the Franklin Circuit Court vacated the October 2, 1989 order of the Commission approving the settlement agreement. On September 27, 1991, the Court issued an opinion requiring a refund to ratepayers in excess of $100 million as a result of the Commission's order that disallowed 25% of the total cost of Trimble County from customer rates. The Court further ordered LG&E to post a bond if it appealed the Circuit Court's decision.

LG&E posted a bond of $107 million and appealed all orders of the Circuit Court to the Kentucky Court of Appeals.

On April 23, 1993, the Kentucky Court of Appeals overturned the Franklin Circuit Court ruling previously entered in the case. Although the decision upheld the Circuit Court's order vacating the 1989 settlement agreement approved by the Commission, the appeals court ruled that the Franklin Circuit Court order of September 27, 1991, improperly set utility rates in ordering refunds. The intervenor parties requested the Kentucky Supreme Court to review the case, and their request for review was denied on October 20, 1993. Under Kentucky procedural rules, this ruling makes final the Court of Appeals decision and returns the case to the Commission for further proceedings.

The Commission has issued orders which set a portion of the procedural schedule for the case. Pursuant to the Commission's orders, LG&E filed direct testimony on January 7, 1994. Intervenor parties are scheduled to file testimony on March 28, 1994. No date has been set for a hearing.

LG&E anticipates that the focus of Commission proceedings will be the determination of the appropriate ratemaking treatment to insulate ratepayers from 25% of Trimble County's costs and the amount of additional refunds, if any, that LG&E should return to ratepayers. In previous proceedings in 1988, the Commission had authorized rate increases, subject to refund, of $11.4 million on an annual basis, pending a determination of the appropriate ratemaking treatment for the disallowance. The order remained in effect from May 1988 through December 1990, resulting in an amount subject to refund of approximately $30 million. LG&E, through refunds and rate reductions, has already returned to its customers approximately $11 million of the total amount subject to refund. LG&E's position is that no additional refunds are needed to carry out the Commission's objective of reflecting the disallowance of 25% of Trimble County in customer rates and LG&E may be entitled to recover a portion, or all, of the amounts previously returned to customers. However, LG&E is unable to predict the outcome of the Commission proceedings, the amount of additional refunds or recoveries, if any, that may be ordered or whether the Commission will revise its earlier position.

SALE OF PORTION OF TRIMBLE COUNTY. On February 28, 1991, LG&E sold a 12.12% ownership interest in the Trimble County Unit to the Illinois Municipal Electric Agency, based in Springfield, Illinois, which is an agency of 30 municipalities that own and operate their own electric systems. The sale price was $94.2 million and a book gain of $4.2 million, after-tax, was recognized in 1991 as a result of this sale.

On February 1, 1993, the Indiana Municipal Power Agency (IMPA), based in Carmel, Indiana, purchased a 12.88% interest in the Trimble County plant. IMPA is composed of 31 municipalities that have joined together to meet their long-term electric power needs. The sale price was $91.1 million and an after-tax book gain of $3.2 million was recorded in 1993 as a result of this sale.

LG&E has now completed the sale of the entire 25% of Trimble County that the Commission disallowed from customer rates.

NOTE 12 - JOINTLY OWNED ELECTRIC UTILITY PLANT

As of December 31, 1993, LG&E owned a 75% undivided interest in Trimble County Unit 1.

Accounting for the 75% portion of the Unit, which the Commission has allowed to be reflected in customer rates, is similar to LG&E's accounting for other wholly owned utility plants. Of the remaining 25% of the Unit:

* Illinois Municipal Electric Agency (IMEA) purchased a 12.12% undivided interest in the Unit on February 28, 1991. IMEA pays for 12.12% of the operation and maintenance expenses, their proportionate share of incremental assets acquired and for fuel used.

* Indiana Municipal Power Agency (IMPA) purchased a 12.88% undivided interest in the Unit on February 1, 1993. IMPA is responsible for 12.88% of the operation and maintenance expenses, their proportionate share of incremental assets acquired and for fuel used.

The following data represent shares of the jointly owned property:


                                                  Trimble County
                                      ---------------------------------
                                      LG&E      IMPA     IMEA    Total
                                      ----      ----     ----    -----
Ownership interest . . . . . . . .    75%       12.88%   12.12%  100%
Mw capacity. . . . . . . . . . . .    371.25    63.75    60      495

NOTE 13 - SEGMENTS OF BUSINESS

LG&E Energy Corp. has business operations in both the regulated and non-regulated energy markets. The regulated business is conducted through LG&E, a public utility engaged in the generation, transmission, distribution, and sale of electricity and the transmission, distribution and sale of natural gas.

The non-regulated energy business is conducted through Energy Systems, which manages the Company's non-utility operations. Energy Systems directly owns LPI. LPI and its subsidiaries develop, design, build, own, operate, and maintain power generation facilities that sell energy to local industries and utilities. In January 1994, Energy Systems sold its 36.5% partnership interest in NGC. See
Note 3 of Notes to Financial Statements for further discussion.


                                    1993        1992        1991
                                    ----        ----        ----
                                          (Thousands of $)
Operating Information
 Revenues
  Electric ....................    $  571,627  $  526,143  $  548,674
  Gas .........................       204,915     178,526     166,291
                                    ---------   ---------   ---------
    Total Utility .............       776,542     704,669     714,965
 Non-Utility ..................       123,485     130,070           -
                                    ---------   ---------   ---------
    Total .....................    $  900,027   $ 834,739   $ 714,965
                                    ---------   ---------   ---------

 Operating Income
  Electric ....................    $  172,201   $ 150,810   $ 180,316
  Gas .........................        17,436      15,122      13,576
                                    ---------   ---------   ---------

    Total Utility .............       189,637     165,932     193,892
  Non-Utility .................        13,312      14,632           -
  Corporate ...................        (9,981)     (6,060)     (5,761)
                                    ---------   ---------   ---------
    Total .....................    $  192,968   $ 174,504   $ 188,131
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------


Other Information
 Depreciation and Amortization.
  Electric ....................    $   69,985   $  70,652   $  68,394
  Gas .........................         9,902       9,034       8,037
                                    ---------   ---------   ---------
    Total Utility .............        79,887      79,686      76,431
  Non-Utility .................         2,253         967           -
  Corporate ...................           520         412         283
                                    ---------   ---------   ---------
     Total ....................    $   82,660   $  81,065   $  76,714
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

 Construction Expenditures
  Electric ....................    $   74,165   $  75,630   $  69,514
  Gas .........................        24,622      25,545      18,538
                                    ---------   ---------   ---------
    Total Utility .............        98,787     101,175      88,052
  Non-Utility .................           871         331           -
  Corporate ...................           341         573         339
                                    ---------   ---------   ---------
    Total  ....................    $   99,999   $ 102,079   $  88,391
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

 Identifiable Assets -
  December 31
  Electric ....................    $1,616,595  $1,537,219  $1,524,018
  Gas .........................       261,048     226,041     195,251
  Other .......................       195,057     121,473     138,758
  Trimble County-not allowed
   in customer rates ..........             -      87,794      89,824
                                    ---------   ---------   ---------
    Total Utility .............     2,072,700   1,972,527   1,947,851
  Non-Utility .................       116,434     108,896     102,631
  Discontinued Operations .....        84,284      75,786           -
  Corporate ...................        11,376       3,368       3,674
                                    ---------   ---------   ---------
    Total .....................    $2,284,794  $2,160,577  $2,054,156
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------


                              REPORT OF MANAGEMENT



     The management of LG&E Energy Corp. and subsidiaries is responsible for the preparation and integrity of the consolidated financial statements and related information included in this Annual Report. These statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and, necessarily, include amounts that reflect the best estimates and judgment of management.

     The Company's financial statements have been audited by Arthur Andersen & Co., independent public accountants whose report follows the Notes to Financial Statements. Management has made available to Arthur Andersen & Co. all the Company's financial records and related data as well as the minutes of shareholders' and directors' meetings.

     Management has established and maintains a system of internal controls that provides reasonable assurance that transactions are completed in accordance with management's authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles. Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by the Company's internal auditors. Management reviews and modifies its system of internal control in light of changes in conditions and operations, as well as in response to recommendations from the internal auditors and the independent public accountants. These recommendations for the year ended December 31, 1993 did not identify any significant deficiencies in the design and operation of the Company's internal control structure.

     The Audit Committee of the Board of Directors is composed entirely of outside directors. In carrying out its oversight role for the financial reporting and internal controls of the Company, the Audit Committee meets regularly with the Company's independent public accountants, internal auditors and management. The Audit Committee reviews the results of the independent accountants' audit of the consolidated financial statements and their audit procedures, and discusses the adequacy of internal accounting controls. The Audit Committee also approves the annual internal auditing program, and reviews the activities and results of the internal auditing function. Both the independent public accountants and the internal auditors have access to the Audit Committee at any time.

     LG&E Energy Corp. and subsidiaries maintain and internally communicate a written code of business conduct that addresses, among other items, potential conflicts of interest, compliance with laws, including those relating to financial disclosure, and the confidentiality of proprietary information.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO LG&E ENERGY CORP.:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of LG&E Energy Corp. (a Kentucky corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LG&E Energy Corp. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As further discussed in Note 11, the potential amount of future rate refunds that may be required, if any, once the outcome of the legal and regulatory process is known, is uncertain at this time.

     As discussed in Notes 1 and 5 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and post-retirement benefits other than pensions.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Louisville, Kentucky,                               Arthur Andersen & Co.
January 28, 1994



                       ----------------------------------

                  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


     Selected financial data for the four quarters of 1993 and 1992 are shown below. Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year.


                                                         Quarters Ended
                                        ------------------------------------------------
(Thousands of $ except per share data)  March       June        September      December
                                        -----       ----        ---------      --------
1993
Revenues..........................      $238,396    $200,368    $220,950       $240,313
Operating Income..................        44,786      39,267      68,880         40,035
Net Income:
   Continuing Operations..........        18,573      15,375      33,260         13,617
   Discontinued Operations........         1,524       2,233       1,841          1,837
                                        --------    --------    --------       --------
      Total.......................      $ 20,097    $ 17,608    $ 35,101       $ 15,454
                                        --------    --------    --------       --------
                                        --------    --------    --------       --------
Earnings per Share of Common Stock:
   Continuing Operations..........      $    .57    $    .47    $   1.02       $    .41
   Discontinued Operations........           .05         .07         .05            .06
                                            ----        ----        ----           ----
      Total.......................      $    .62    $    .54    $   1.07       $    .47
                                            ----        ----        ----           ----
                                            ----        ----        ----           ----


1992
Revenues..........................      $204,860    $189,449    $209,979       $230,451
Operating Income..................        36,190      41,421      57,044         39,849
Net Income:
   Continuing Operations..........        13,156      16,613      27,210         14,458
   Discontinued Operations........             -         498       2,303          1,376
                                        --------    --------    --------       --------
      Total.......................      $ 13,156    $ 17,111    $ 29,513       $ 15,834
                                        --------    --------    --------       --------
                                        --------    --------    --------       --------
Earnings per Share of Common Stock:
   Continuing Operations..........      $    .41    $    .51    $    .84       $    .45
   Discontinued Operations........             -         .02         .07            .04
                                            ----        ----        ----           ----
      Total.......................      $    .41    $    .53    $    .91       $    .49
                                            ----        ----        ----           ----
                                            ----        ----        ----           ----

          -------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     ITEMS 10, 11, 12 AND 13 are omitted pursuant to General Instruction G, inasmuch as the Company filed copies of a definitive proxy statement with the Commission on March 28, 1994, pursuant to Regulation 14A under the Securities Exchange Act of 1934. Such proxy statement is incorporated herein by this reference. In accordance with General Instruction G of Form 10-K, the information required by Item 10 relating to executive officers has been included in Part I of this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
    (a)   1. Financial Statements (included in Item 8):
              Statements of Income for the three years ended December 31, 1993 (page 30).
              Statements of Retained Earnings for the three years ended
               December 31, 1993 (page 30).
              Balance Sheets - December 31, 1993, and 1992 (page 31). Statements of Cash Flows for the three years ended December 31,
               1993 (page 32).
              Statements of Capitalization - December 31, 1993, and 1992 (page
               33).
              Notes to Financial Statements (pages 34-52).
              Report of Management (page 53).
              Report of Independent Public Accountants (page 54).
              Selected Quarterly Financial Data for 1993, and 1992 (page 55).

          2. Financial Statement Schedules (included in Part IV):
              Schedule V    -  Property, Plant and Equipment for the three years
                               ended December 31, 1993 (pages 71-73).
              Schedule VI   -  Accumulated Depreciation, Depletion, and
                               Amortization of Property, Plant and Equipment for the three years ended December 31, 1993 (pages 74-76).
              Schedule VIII -  Valuation and Qualifying Accounts for the three years ended December 31, 1993 (page 77).
              Schedule IX   -  Short-Term Borrowings for the three years ended
                               December 31, 1993 (page 78).
              Schedule X    -  Supplementary Income Statement Information for
                               the three years ended December 31, 1993
                               (page 79).

     All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Financial Statements or the accompanying Notes to Financial Statements.

 3. Exhibits:
     Exhibit
        No.                                 Description
   --------                                 -----------
        3.01 Copy of Articles of Incorporation. [Filed as Exhibit 4.01 to Registration Statement 33-33687 and incorporated by reference herein]

        3.02 Amendment to Articles of Incorporation dated December 5, 1990. [Filed as Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated by reference herein]

        3.03   Copy of Bylaws as amended through December 4, 1991.  [Filed as
               Exhibit 3.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

        4.01 Copy of Trust Indenture dated November 1, 1949, from LG&E to Harris Trust and Savings Bank, Trustee. [Filed as Exhibit 7.01 to LG&E's Registration Statement 2-8283 and incorporated by reference herein]


        4.02 Copy of Supplemental Indenture dated February 1, 1952, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.05 to LG&E's Registration Statement 2-9371 and incorporated by reference herein]

        4.03 Copy of Supplemental Indenture dated February 1, 1954, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.03 to LG&E's Registration Statement 2-11923 and incorporated by reference herein]

        4.04 Copy of Supplemental Indenture dated September 1, 1957, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.04 to LG&E's Registration Statement 2-17047 and incorporated by reference herein]


        4.05 Copy of Supplemental Indenture dated October 1, 1960, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.05 to LG&E's Registration Statement 2-24920 and incorporated by reference herein]

        4.06 Copy of Supplemental Indenture dated June 1, 1966, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.06 to LG&E's Registration Statement 2-28865 and incorporated by reference herein]

        4.07 Copy of Supplemental Indenture dated June 1, 1968, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.07 to LG&E's Registration Statement 2-37368 and incorporated by reference herein]

        4.08 Copy of Supplemental Indenture dated June 1, 1970, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.08 to LG&E's Registration Statement 2-37368 and incorporated by reference herein]

        4.09 Copy of Supplemental Indenture dated August 1, 1971, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.09 to LG&E's Registration Statement 2-44295 and incorporated by reference herein]

        4.10 Copy of Supplemental Indenture dated June 1, 1972, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.10 to LG&E's Registration Statement 2-52643 and incorporated by reference herein]

        4.11 Copy of Supplemental Indenture dated February 1, 1975, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.11 to LG&E's Registration Statement 2-57252 and incorporated by reference herein]

        4.12 Copy of Supplemental Indenture dated September 1, 1975, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.12 to LG&E's Registration Statement 2-57252 and incorporated by reference herein]

        4.13 Copy of Supplemental Indenture dated September 1, 1976, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.13 to LG&E's Registration Statement 2-57252 and incorporated by reference herein]

        4.14 Copy of Supplemental Indenture dated October 1, 1976, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.14 to LG&E's Registration Statement 2-65271 and incorporated by reference herein]

        4.15 Copy of Supplemental Indenture dated June 1, 1978, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.15 to LG&E's Registration Statement 2-65271 and incorporated by reference herein]

        4.16 Copy of Supplemental Indenture dated February 15, 1979, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 2.16 to LG&E's Registration Statement 2-65271 and incorporated by reference herein]

        4.17 Copy of Supplemental Indenture dated September 1, 1979, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.17 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1980, and incorporated by reference herein]

        4.18 Copy of Supplemental Indenture dated September 15, 1979, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.18 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1980, and incorporated by reference herein]

        4.19 Copy of Supplemental Indenture dated September 15, 1981, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.19 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

        4.20 Copy of Supplemental Indenture dated March 1, 1982, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.20 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1982, and incorporated by reference herein]

        4.21 Copy of Supplemental Indenture dated March 15, 1982, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.21 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1982, and incorporated by reference herein]

        4.22 Copy of Supplemental Indenture dated September 15, 1982, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.22 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1982, and incorporated by reference herein]

        4.23 Copy of Supplemental Indenture dated February 15, 1984, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.23 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1984, and incorporated by reference herein]

        4.24 Copy of Supplemental Indenture dated July 1, 1985, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.24 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated by reference herein]

        4.25 Copy of Supplemental Indenture dated November 15, 1986, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.25 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated by reference herein]

        4.26 Copy of Supplemental Indenture dated November 16, 1986, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.26 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1986, and incorporated by reference herein]

        4.27 Copy of Supplemental Indenture dated August 1, 1987, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.27 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated by reference herein]

        4.28 Copy of Supplemental Indenture dated February 1, 1989, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.28 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated by reference herein]

        4.29 Copy of Supplemental Indenture dated February 2, 1989, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.29 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated by reference herein]

        4.30 Copy of Supplemental Indenture dated June 15, 1990, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.30 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated by reference herein]

        4.31 Copy of Supplemental Indenture dated November 1, 1990, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.31 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated by reference herein]

        4.32 Copy of Supplemental Indenture dated September 1, 1992, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.32 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

         4.33 Copy of Supplemental Indenture dated September 2, 1992, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.33 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

         4.34 Copy of Supplemental Indenture dated August 15, 1993, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.34 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

         4.35 Copy of Supplemental Indenture dated August 16, 1993, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.35 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

         4.36 Copy of Supplemental Indenture dated October 15, 1993, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as
               Exhibit 4.36 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

        10.01 Copy of Agreement dated September 1, 1970, between Texas Gas Transmission Corporation and LG&E covering the purchase of natural gas. [Filed as Exhibit 4.01 to LG&E's Registration Statement 2-40985 and incorporated by reference herein]

        10.02 Copies of Agreement between Sponsoring Companies re: Project D of Atomic Energy Commission, dated May 12, 1952, Memorandums of Understanding between Sponsoring Companies re: Project D of Atomic Energy Commission, dated September 19, 1952 and October 28, 1952, and Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission, dated October 15, 1952. [Filed as Exhibit 13(y) to LG&E's Registration Statement 2-9975 and incorporated by reference herein]

        10.03 Copy of Modification No. 1 dated July 23, 1953, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4.03(b) to LG&E's Registration Statement 2-24920 and incorporated by reference herein]





                                       -61

        10.04 Copy of Modification No. 2 dated March 15, 1964, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02c to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

        10.05 Copy of Modification No. 3 and No. 4 dated May 12, 1966 and January 7, 1967, respectively, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibits 4(a)(13) and 4(a)(14) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

        10.06 Copy of Modification No. 5 dated August 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 13(c) to LG&E's Registration Statement 2-27316 and incorporated by reference herein]

        10.07 Copies of (i) Inter-Company Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies (which Agreement includes as Exhibit A the Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Indiana-Kentucky Electric Corporation); (ii) First Supplementary Transmission Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies; (iii) Inter-Company Bond Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies; (iv) Inter-Company Bank Credit Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 5.02f to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

        10.08 Copy of Modification No. 1 and No. 2 dated June 3, 1966 and January 7, 1967, respectively, to Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibits 4(a)(8) and 4(a)(10) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

        10.09 Copies of Amendments to Agreements (iii) and (iv) referred to under 10.07 above as follows: (i) Amendment to Inter-Company Bond Agreement and (ii) Amendment to Inter-Company Bank Credit Agreement. [Filed as Exhibit 5.02h to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

        10.10 Copy of Modification No. 1, dated August 20, 1958, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 5.02i to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

        10.11 Copy of Modification No. 2, dated April 1, 1965, to the First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 5.02j to LG&E's Registration Statement 2-6l607 and incorporated by reference herein]

        10.12 Copy of Modification No. 3, dated January 20, 1967, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 4(a)(7) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

        10.13 Copy of Modification No. 6 dated November 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4(g) to LG&E's Registration Statement 2-28524 and incorporated by reference herein]

        10.14 Copy of Modification No. 3 dated November 15, 1967, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as
               Exhibit 4.02m to LG&E's Registration Statement 2-37368 and incorporated by reference herein]

        10.15 Copy of Modification No. 7 dated November 5, 1975, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02n to LG&E's Registration Statement 2-56357 and incorporated by reference herein]

        10.16 Copy of Modification No. 4 dated November 5, 1975, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as
               Exhibit 5.02o to LG&E's Registration Statement 2-56357 and incorporated by reference herein]

        10.17 Copy of Modification No. 4 dated April 30, 1976, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 5.02p to LG&E's Registration Statement 2-6l607 and incorporated by reference herein]

        10.18 Copy of Modification No. 8 dated June 23, 1977, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02q to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

        10.19 Copy of Modification No. 9 dated July 1, 1978, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02r to LG&E's Registration Statement 2-63149 and incorporated by reference herein]

        10.20 Copy of Modification No. 10 dated August 1, 1979, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 2 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

        10.21 Copy of Modification No. 11 dated September 1, 1979, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 3 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

        10.22 Copy of Modification No. 5 dated September 1, 1979, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as
               Exhibit 4 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

        10.23 Copy of Agreement dated December 16, 1966, between Peabody Coal Company and LG&E covering the purchase of coal. [Filed as
               Exhibit 10.23 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1980, and incorporated by reference herein]

        10.24 Copy of Amendments to Coal Supply Agreement referred to in 10.23 above as follows: (i) Amendment effective July 1, 1970, (ii) effective January 1, 1975, and (iii) effective December 1, 1976. [Filed as Exhibit 10.24 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1980, and incorporated by reference herein]

     10.25 Copy of Modification No. 12 dated August 1, 1981, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.25 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

     10.26 Copy of Modification No. 6 dated August 1, 1981, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.26 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

     10.27 Copy of Agreement dated December 20, 1985, between Shawnee Coal Company and LG&E covering the purchase of coal. [Filed as
               Exhibit 10.27 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated by reference herein]

     10.28 Copy of Diversity Power Agreement dated September 9, 1987, between East Kentucky Power Cooperative and LG&E covering the purchase and sale of power between the two companies from 1988 through 1995. [Filed as Exhibit 10.28 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated by reference herein]

     10.29 Copy of Supplemental Executive Retirement Plan as amended through January 3, 1990, covering all officers of LG&E. [Filed as
               Exhibit 10.29 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

     10.30 Copy of Termination Agreement and Release dated February 1, 1989, between Peabody Coal Company and LG&E canceling the Coal Supply Agreement dated December 16, 1966 referred to in Exhibit Nos.
               10.23 and 10.24. [Filed as Exhibit 10.30 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated by reference herein]

     10.31 Copy of Agreements dated February 1 and February 15, 1989, between Peabody Development Company and LG&E covering the purchase of coal. [Filed as Exhibit 10.31 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated by reference herein]

     10.32 Copy of Omnibus Long-Term Incentive Plan effective January 1, 1990, covering officers and key employees of LG&E. [Filed as
               Exhibit 4.01 to LG&E's Registration Statement 33-38557 and incorporated by reference herein]

     10.33 Copy of Key Employee Incentive Plan effective January 1, 1990, covering officers and key employees of LG&E. [Filed as Exhibit
               10.33 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

     10.34 Copy of LG&E Energy Corp. Deferred Stock Compensation Plan effective January 1, 1992, covering non-employee directors of the Company and its subsidiaries. [Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

     10.35 Copy of Agreement dated August 1, 1991, between Texas Gas Transmission Corporation and LG&E covering the purchase of natural gas. [Filed as Exhibit 10.35 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

     10.36 Copy of Credit Agreement dated as of March 11, 1992, among LG&E Energy Systems Inc. as Borrower, the Banks named therein, and Citibank, N.A. as Agent. [Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

     10.37 Copy of Support Agreement dated as of December 9, 1991, between LG&E Energy Corp. and LG&E Energy Systems Inc. [Filed as
               Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

     10.38 Copy of Sales Service Agreement between Texas Gas Transmission Corporation and Louisville Gas and Electric Company effective February 1, 1992. [Filed as Exhibit 10.36 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

     10.39 Copy of Sales Service Agreement between Texas Gas Transmission Corporation and Louisville Gas and Electric Company effective November 1, 1992. [Filed as Exhibit 10.37 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

     10.40 Copy of form of change in control agreement for officers of LG&E Energy Corp. [Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

     10.41 Copy of Employment Agreement between Roger W. Hale and Louisville Gas and Electric Company, effective June 1, 1989, as amended. [Filed as Exhibit 10.41 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

     10.42 Copy of Supplemental Executive Retirement Plan for R. W. Hale, effective June 1, 1989. [Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

     10.43 Copy of Nonqualified Savings Plan covering officers of the Company, effective January 1, 1992. [Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

     10.44 Copy of Modification No. 13 dated September 1, 1989, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.42 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

     10.45 Copy of Modification No. 7 dated January 15, 1992, to Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as
               Exhibit 10.44 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

     10.46 Copy of Modification No. 14 dated January 15, 1992, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.43 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

     10.47 Copy of Modification No. 15 dated February 15, 1993, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.45 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

     10.48 Firm Transportation Agreement, dated November 1, 1993, between Texas Gas Transmission Corporation and LG&E covering the transmission of natural gas. [Filed as Exhibit 10.46 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

     10.49 Firm No Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and LG&E (8-year term) covering the transmission of natural gas.

               Firm No Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and LG&E (2-year term) covering the transmission of natural gas.

               Firm No Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and LG&E (5-year term) covering the transmission of natural gas.

               [Filed as Exhibit 10.47 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

     10.50 Employment Contract between the Company and Roger W. Hale effective November 3, 1993.

     10.51     Copy of LG&E Energy Corp. Stock Option Plan for Non-Employee
               Directors.

     21        Subsidiaries of the Registrant

     23        Consent of Independent Public Accountants

     24        Power of Attorney

(b)  Executive Compensation Plans and Arrangements:

               Supplemental Executive Retirement Plan as amended through January 3, 1990, covering all officers of LG&E. [Filed as
               Exhibit 10.29 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

               Omnibus Long-Term Incentive Plan effective January 1, 1990, covering officers and key employees of LG&E. [Filed as
               Exhibit 4.01 to LG&E's Registration Statement 33-38557 and incorporated by reference herein]

               Key Employee Incentive Plan effective January 1, 1990, covering officers and key employees of LG&E. [Filed as Exhibit 10.33 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

               LG&E Energy Corp. Deferred Stock Compensation Plan effective January 1, 1992, covering non-employee directors of the Company and its subsidiaries. [Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

               Form of change in control agreement for officers of LG&E Energy Corp. [Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

               Employment Agreement between Roger W. Hale and Louisville Gas and Electric Company, effective June 1, 1989, as amended. [Filed as
               Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

               Supplemental Executive Retirement Plan for R. W. Hale, effective June 1, 1989. [Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

               Nonqualified Savings Plan covering officers of the Company effective January 1, 1992. [Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

               Employment Contract between the Company and Roger W. Hale effective November 3, 1993. [Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

               LG&E Energy Corp. Stock Option Plan for Non-Employee Directors. [Filed as Exhibit 10.51 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1993]

(c)  Reports on Form 8-K:

               The following 8-K reports were filed during the fourth quarter of 1993:

     (i) On October 27, 1993, a report on Form 8-K was filed announcing the following:

                   Trimble County Generating Plant. On October 20, 1993, the Kentucky Supreme Court declined to review a Kentucky Court of Appeals order overturning a lower court's order that had improperly directed LG&E to refund approximately $150 million to its customers in a case involving LG&E's Trimble County electric generating station.

                   Management Change. Walter M. Higgins, III, President and Chief Operating Officer of LG&E resigned to accept the position of President and Chief Operating Officer of Sierra Pacific Resources. Sierra Pacific Resources indicated plans for Mr. Higgins to become Chief Executive Officer early in 1994.

     (ii) On November 23, 1993, a report on Form 8-K was filed announcing that the Company would undergo a major realignment and formation of new business units effective January 1, 1994, to reflect its outlook for rapidly emerging competition in all segments of the energy services industry.

     (iii) On December 22, 1993, a report on Form 8-K was filed announcing that the Company had agreed to sell its 36.5% interest in Natural Gas Clearinghouse of Houston, Texas, to NOVA Corporation of Alberta, a Canadian natural gas and chemical company, for $170 million in cash.

                                                                      SCHEDULE V
                                                                   (Page 1 of 3)


                       LG&E ENERGY CORP. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                             (INCLUDING INTANGIBLES)
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                (Thousands of $)





             Column A                    Column B        Column C        Column D        Column E            Column F
      -----------------------          -------------   -------------   -------------   -------------       -------------
                                                                                          Other
                                          Balance                                        Changes              Balance
                                         Beginning       Additions      Retirements        Add                End of
          Classification                  of Year         at Cost         at Cost        (Deduct)              Year
      -----------------------          -------------   -------------   -------------   -------------       -------------
Electric Department:
    Intangible.....................    $          2                                                        $          2
    Steam production...............       1,371,584    $     10,904    $      2,024    $       (615)(5)       1,379,849
    Hydraulic production...........           8,222              40              19                               8,243
    Other production...............          11,147              39               2                              11,184
    Transmission...................         163,407           9,817             291    {      1,020 (2)         173,837
                                                                                       {       (116)(1)
    Distribution...................         406,046          25,483           2,392    {        116 (1)         429,252
                                                                                       {         (1)(3)
    General........................          15,799           1,640             628             (39)(1)          16,772
    Construction work in progress..          30,948          17,084                                              48,032
                                        ------------    ------------    ------------    ------------        ------------
        Total electric department..       2,007,155          65,007           5,356             365           2,067,171
                                        ------------    ------------    ------------    ------------        ------------
Gas Department:
    Intangible.....................               1                                                                   1
    Storage:
        Land rights and leaseholds.             568                                                                 568
        Other......................          32,282             628              60                              32,850
    Transmission...................          11,783               4              37                              11,750
    Distribution...................         186,007          20,217           1,839                             204,385
    General........................           8,037           1,407             624             (29)(1)           8,791
    Construction work in progress..           3,090            (851)                                              2,239
    Gas stored underground-
        noncurrent.................           2,140                                                               2,140
                                        ------------    ------------    ------------    ------------        ------------
        Total gas department.......         243,908          21,405           2,560             (29)            262,724
                                        ------------    ------------    ------------    ------------        ------------
Common Utility:
    Intangible.....................          17,498           4,025              98                              21,425
    General........................         103,606           8,165             458    {         68 (1)         111,267
                                                                                       {       (114)(4)
    Construction work in progress..           1,329             185                                               1,514
                                        ------------    ------------    ------------    ------------        ------------
        Total common utility.......         122,433          12,375             556             (46)            134,206
                                        ------------    ------------    ------------    ------------        ------------
        Total utility plant at
             original cost.........       2,373,496          98,787           8,472             290           2,464,101
Corporate and other................           3,390           1,212              68              (4)              4,530
                                        ------------    ------------    ------------    ------------        ------------
        Total Property, Plant
             and Equipment.........    $  2,376,886    $     99,999    $      8,540    $        286        $  2,468,631
                                        ------------    ------------    ------------    ------------        ------------
                                        ------------    ------------    ------------    ------------        ------------

NOTES:
(1)    Transfer between functional groups.
(2)    Transfer from Nonutility Property.
(3)    Sale of land.
(4)    Transfer to LG&E Energy Corp.
(5)    Transfer to Nonutility Property.


                                                                      SCHEDULE V
                                                                   (Page 2 of 3)


                       LG&E ENERGY CORP. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                             (INCLUDING INTANGIBLES)
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                (Thousands of $)


              Column A                      Column B         Column C        Column D         Column E            Column F
       -----------------------           --------------   -------------   --------------   -------------       --------------
                                                                                               Other
                                            Balance                                           Changes             Balance
                                           Beginning        Additions       Retirements         Add                End of
           Classification                   of Year          at Cost         at Cost         (Deduct)               Year
       -----------------------           --------------   -------------   --------------   -------------       --------------

Electric Department:
    Intangible.......................    $           2                                                         $           2
    Steam production.................        1,364,349    $      8,224    $       1,000    $         11 (1)        1,371,584
    Hydraulic production.............            8,204              18                                                 8,222
    Other production.................           11,147                                                                11,147
    Transmission.....................          160,904           2,957              419             (35)(1)          163,407
    Distribution.....................          378,582          29,804            2,386    {         47 (1)          406,046
                                                                                           {         (1)(3)
    General..........................            2,246           3,729            1,532          11,356 (1)           15,799
    Construction work in progress....           15,729          16,084                     {       (853)(2)           30,948
                                                                                           {        (12)(1)
                                          -------------    ------------    -------------    ------------        -------------
        Total electric department....        1,941,163          60,816            5,337          10,513            2,007,155
                                          -------------    ------------    -------------    ------------        -------------
Gas Department:
    Intangible.......................                1                                                                     1
    Storage:
        Land rights and leaseholds...              568                                                                   568
        Other........................           31,412           1,089              219                               32,282
    Transmission.....................           11,902              (2)             117                               11,783
    Distribution.....................          170,878          16,853            1,724                              186,007
    General..........................            1,454           1,804              449           5,228 (1)            8,037
    Construction work in progress....            2,494             596                                                 3,090
    Gas stored underground-
        noncurrent...................            2,140                                                                 2,140
                                          -------------    ------------    -------------    ------------        -------------
        Total gas department.........          220,849          20,340            2,509           5,228              243,908
                                          -------------    ------------    -------------    ------------        -------------
Common Utility:
    Intangible.......................            6,573          10,925                                                17,498
    General..........................          105,498          19,169            4,444    {    (16,595)(1)          103,606
                                                                                           {        (22)(4)
    Construction work in progress....           11,405         (10,075)                              (1)(4)            1,329
                                          -------------    ------------    -------------    ------------        -------------
        Total common utility.........          123,476          20,019            4,444         (16,618)             122,433
                                          -------------    ------------    -------------    ------------        -------------
        Total utility plant at
              original cost..........        2,285,488         101,175           12,290            (877)           2,373,496
Corporate and other..................              592             904              134           2,028                3,390
                                          -------------    ------------    -------------    ------------        -------------
        Total Property, Plant
             and Equipment...........    $   2,286,080    $    102,079    $      12,424    $      1,151        $   2,376,886
                                          -------------    ------------    -------------    ------------        -------------
                                          -------------    ------------    -------------    ------------        -------------

NOTES:
(1)    Transfer between functional groups.
(2)    Transfer 25% of Trimble County to Nonutility Property.
(3)    Sale of land.
(4)    Transfer to LG&E Energy Corp.


                                                                      SCHEDULE V
                                                                   (Page 3 of 3)


                       LG&E ENERGY CORP. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                             (INCLUDING INTANGIBLES)
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                (Thousands of $)


             Column A                     Column B        Column C       Column D        Column E            Column F
      -----------------------          -------------   -------------   -------------   -------------       -------------
                                                                                           Other
                                          Balance                                         Changes             Balance
                                         Beginning       Additions      Retirements         Add                End of
          Classification                  of Year         at Cost         at Cost         (Deduct)              Year
      -----------------------          -------------   -------------   -------------   -------------       -------------
Electric Department:
    Intangible.....................    $          3                    $          1    $                   $          2
    Steam production...............       1,343,270    $     21,407           2,318    {      2,568 (1)       1,364,349
                                                                                       {       (578)(3)
    Hydraulic production...........           8,049             156               1                               8,204
    Other production...............          11,155                               8                              11,147
    Transmission...................         157,662           3,685             423    {        (18)(1)         160,904
                                                                                       {         (2)(3)
    Distribution...................         353,842          27,369           2,647              18 (1)         378,582
    General........................           2,076             181              11                               2,246
    Construction work in progress..          18,272             798                          (3,341)(2)          15,729

                                        ------------    ------------    ------------    ------------        ------------
        Total electric department..       1,894,329          53,596           5,409          (1,353)          1,941,163
                                        ------------    ------------    ------------    ------------        ------------
Gas Department:
    Intangible.....................               1                                                                   1
    Storage:
        Land rights and leaseholds.             568                                                                 568
        Other......................          29,850           1,676             114                              31,412
    Transmission...................          10,622           1,290              10                              11,902
    Distribution...................         161,192          10,663             976              (1)(3)         170,878
    General........................           1,255             250              51                               1,454
    Construction work in progress..           2,590             (96)                                              2,494
    Gas stored underground-
        noncurrent.................           2,140                                                               2,140
                                        ------------    ------------    ------------    ------------        ------------
        Total gas department.......         208,218          13,783           1,151              (1)            220,849
                                        ------------    ------------    ------------    ------------        ------------
Common Utility:
    Intangible.....................           4,968           1,605                                               6,573
    General........................          89,472          21,382           2,717    {     (2,568)(1)         105,498
                                                                                       {        (71)(4)
    Construction work in progress..          18,169          (2,314)                         (4,450)(5)          11,405
                                        ------------    ------------    ------------    ------------        ------------
        Total common utility.......         112,609          20,673           2,717          (7,089)            123,476
                                        ------------    ------------    ------------    ------------        ------------
        Total utility plant at
             original cost.........       2,215,156          88,052           9,277          (8,443)          2,285,488
Corporate and other................             182             339                              71 (6)             592
        Total Property, Plant           ------------    ------------    ------------    ------------        ------------
             and Equipment.........    $  2,215,338    $     88,391    $      9,277    $     (8,372)       $  2,286,080
                                        ------------    ------------    ------------    ------------        ------------
                                        ------------    ------------    ------------    ------------        ------------

NOTES:
(1)    Transfer between functional groups.
(2)    Transfer 25% of Trimble County to Nonutility Property.
(3)    Sale of land.
(4)    Transfer to LG&E Energy Corp.
(5)    Transfer to Preliminary Survey and Investigation Charges.
(6)    Transfer from Louisville Gas and Electric Company.


                                                                     SCHEDULE VI
                                                                   (Page 1 of 3)


                       LG&E ENERGY CORP. AND SUBSIDIARIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                (Thousands of $)





             Column A                   Column B               Column C                Column D       Column E            Column F
           ------------              -------------   -----------------------------   ------------   -------------      -------------
                                                         Additions Charged to
                                                          Costs and Expenses
                                                     -----------------------------
                                                                       Provisions
                                                                        Charged                         Other
                                        Balance        Provisions     to Clearing                      Changes             Balance
                                       Beginning        Charged        and Other        Retire-          Add                End of
          Classification                of Year        to Income        Accounts       ments (1)       (Deduct)              Year
         ----------------            -------------   -------------   -------------   ------------   -------------      -------------
Electric Department:
    Steam production...............  $    401,102    $     43,449    $        503    $     2,818                        $    442,236
    Hydraulic production...........         7,794             154                             25                               7,923
    Other production...............        10,668               1                              2    $                         10,667
    Transmission...................        73,981           4,098                            356    {        (79)(2)          77,695
                                                                                                    {         51 (3)
    Distribution...................       131,883          14,258                          3,212              79 (2)         143,008
    General........................         8,719              89           1,353            615             (11)(2)           9,535
                                      ------------    ------------    ------------    -----------    ------------       ------------
        Total electric department..       634,147          62,049           1,856          7,028              40             691,064
                                      ------------    ------------    ------------    -----------    ------------       ------------
Gas Department:
    Intangible.....................             1                                                                                  1
    Storage:
        Land rights and
            leaseholds.............           397              21                                                                418
        Other......................        16,660           1,247                             79                              17,828
    Transmission...................         8,343             275                             37                               8,581
    Distribution...................        60,711           5,574                          2,791                              63,494
    General........................         3,181              72             853            623             (29)(2)           3,454
                                      ------------    ------------    ------------    -----------    ------------       ------------
        Total gas department.......        89,293           7,189             853          3,530             (29)             93,776
                                      ------------    ------------    ------------    -----------    ------------       ------------
Common Utility:
    Intangible.....................         4,462           2,528                             98                               6,892
    General........................        26,527           4,978             297            422    {         40 (2)          31,409
                                                                                                    {        (11)(4)
                                      ------------    ------------    ------------    -----------    ------------       ------------
        Total common utility.......        30,989           7,506             297            520              29              38,301
                                      ------------    ------------    ------------    -----------    ------------       ------------
        Total utility depreciation
          and amortization.........       754,429          76,744           3,006         11,078              40             823,141
Corporate and other................           820             871                             47               4               1,648
                                      ------------    ------------    ------------    -----------    ------------       ------------
        Totals.....................  $    755,249    $     77,615    $      3,006    $    11,125    $         44        $    824,789
                                      ------------    ------------    ------------    -----------    ------------       ------------
                                      ------------    ------------    ------------    -----------    ------------       ------------

NOTES:
(1)    Net of gross retirements, salvage, and removal expense.
(2)    Transfer of depreciation reserve between functional groups.
(3)    Transfer from Nonutility Property.
(4)    Transfer of depreciation reserve to LG&E Energy Corp.


                                                                     SCHEDULE VI
                                                                   (Page 2 of 3)


                       LG&E ENERGY CORP. AND SUBSIDIARIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                (Thousands of $)



             Column A                   Column B                Column C                Column D        Column E           Column F
         ----------------             ------------    ----------------------------    ------------    ------------      ------------
                                                          Additions Charged to
                                                           Costs and Expenses
                                                      ----------------------------
                                                                       Provisions
                                                                        Charged                          Other
                                        Balance        Provisions     to Clearing                       Changes            Balance
                                       Beginning        Charged        and Other        Retire-           Add               End of
          Classification                of Year        to Income        Accounts       ments (1)        (Deduct)             Year
       ---------------------          ------------    ------------    ------------    ------------    ------------      ------------
Electric Department:
    Steam production...............  $    359,701    $     43,502    $        504    $      2,606    $          1 (3)   $    401,102
    Hydraulic production...........         7,661             150                              17                              7,794
    Other production...............        10,667               1                                                             10,668
    Transmission...................        70,639           3,927                             568             (17)(2)         73,981
    Distribution...................       121,322          13,397                           2,853              17 (2)        131,883
    General........................           551              70           1,104           1,533           8,527 (2)          8,719
                                      ------------    ------------    ------------    ------------    ------------      ------------
        Total electric department..       570,541          61,047           1,608           7,577           8,528            634,147
                                      ------------    ------------    ------------    ------------    ------------      ------------
Gas Department:
    Intangible.....................             1                                                                                  1
    Storage:
        Land rights and
            leaseholds.............           376              21                                                                397
        Other......................        15,709           1,223                             271              (1)(2)         16,660
    Transmission...................         8,183             277                             117                              8,343
    Distribution...................        58,526           5,118                           2,933                             60,711
    General........................           300              55             567             441           2,700 (2)          3,181
                                      ------------    ------------    ------------    ------------    ------------      ------------
        Total gas department.......        83,095           6,694             567           3,762           2,699             89,293
                                      ------------    ------------    ------------    ------------    ------------      ------------
Common Utility:
    Intangible.....................         2,909           1,553                                                              4,462
    General........................        36,695           4,704             886           4,528    {    (11,226)(2)         26,527
                                                                                                     {         (4)(4)
                                      ------------    ------------    ------------    ------------    ------------      ------------
        Total common utility.......        39,604           6,257             886           4,528         (11,230)            30,989
                                      ------------    ------------    ------------    ------------    ------------      ------------
        Total utility depreciation
          and amortization.........       693,240          73,998           3,061          15,867              (3)           754,429
Corporate and other................            59             747                               7              21                820
                                      ------------    ------------    ------------    ------------    ------------      ------------
        Totals.....................  $    693,299    $     74,745    $      3,061    $     15,874    $         18       $    755,249
                                      ------------    ------------    ------------    ------------    ------------      ------------
                                      ------------    ------------    ------------    ------------    ------------      ------------

NOTES:
(1)    Net of gross retirements, salvage, and removal expense.
(2)    Transfer of depreciation reserve between functional groups.
(3)    Transfer to Nonutility Property.
(4)    Transfer of depreciation reserve to LG&E Energy Corp.

                                                                     SCHEDULE VI
                                                                   (Page 3 of 3)


                       LG&E ENERGY CORP. AND SUBSIDIARIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                (Thousands of $)




             Column A                   Column B               Column C                Column D        Column E          Column F
         ----------------            -------------   -----------------------------   -------------   -------------    -------------
                                                         Additions Charged to
                                                          Costs and Expenses
                                                     -----------------------------
                                                                      Provisions
                                                                       Charged                          Other
                                        Balance       Provisions      to Clearing                      Changes            Balance
                                       Beginning        Charged       and Other         Retire-          Add               End of
          Classification                of Year        to Income       Accounts        ments (1)       (Deduct)             Year
       --------------------          -------------   -------------   -------------   -------------   -------------    -------------
Electric Department:
    Steam production...............  $    316,739    $     43,000    $        504    $      2,596    $      2,054 (2)   $   359,701
    Hydraulic production...........         7,514             148                               1                             7,661
    Other production...............        11,091               1                             425                            10,667
    Transmission...................        67,386           3,862                             574             (35)(2)        70,639
    Distribution...................       111,484          12,511                           2,708              35 (2)       121,322
    General........................           496              66                              11                               551
                                      ------------    ------------    ------------    ------------    ------------     ------------
        Total electric department..       514,710          59,588             504           6,315           2,054           570,541
                                      ------------    ------------    ------------    ------------    ------------     ------------
Gas Department:
    Intangible.....................             1                                                                                 1
    Storage:
        Land rights and
            leaseholds.............           354              22                                                               376
        Other......................        14,734           1,183                             208                            15,709
    Transmission...................         7,932             264                              13                             8,183
    Distribution...................        55,771           4,775                           2,020                            58,526
    General........................           311              48                              59                               300
                                      ------------    ------------    ------------    ------------    ------------     ------------
        Total gas department.......        79,103           6,292                           2,300                            83,095
                                      ------------    ------------    ------------    ------------    ------------     ------------
Common Utility:
    Intangible.....................         2,121             788                                                             2,909
    General........................        35,477           3,708           2,312           2,735             (13)(3)        38,749
                                                                                                           (2,054)(2)        (2,054)
                                      ------------    ------------    ------------    ------------    ------------     ------------
        Total common utility.......        37,598           4,496           2,312           2,735          (2,067)           39,604
                                      ------------    ------------    ------------    ------------    ------------     ------------
        Total utility depreciation
          and amortization............    631,411          70,376           2,816          11,350             (13)          693,240
Corporate and other................                            46                                              13                59
                                      ------------    ------------    ------------    ------------    ------------     ------------
        Totals.....................  $    631,411    $     70,422    $      2,816    $     11,350    $          -       $   693,299
                                      ------------    ------------    ------------    ------------    ------------     ------------
                                      ------------    ------------    ------------    ------------    ------------     ------------

NOTES:
(1)    Net of gross retirements, salvage, and removal expense.
(2) Transfer of depreciation reserve between functional groups and LG&E Energy Corp.
(3)    Transfer of depreciation reserve to LG&E Energy Corp.

                                                                   SCHEDULE VIII



                       LG&E ENERGY CORP. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                (Thousands of $)


                                                                                         Reserves Deducted from
                                                                                         Assets in Balance Sheet
                                                                                ------------------------------------------
                                                                                     Other                   Accounts
                                                                                    Property                Receivable
                                                                                      and                 (Uncollectible
                                                                                  Investments               Accounts)
                                                                                ---------------          -----------------
Balance January 1, 1991...............................................          $          190           $        1,596

    Additions:
        Charged to costs and expenses
            Trimble County - non-jurisdictional depreciation..........                   3,158
            Other.....................................................                                            2,000
    Deductions:
        Net charges of nature for which reserves were created.........                                            2,183
        Other.........................................................                     486
                                                                                 --------------           --------------
Balance December 31, 1991.............................................                   2,862                    1,413

    Additions:
        Charged to costs and expenses
            Trimble County - non-jurisdictional depreciation..........                   2,783
            Other.....................................................                                            2,845
    Deductions:
        Net charges of nature for which reserves were created.........                                            2,886
        Other.........................................................
                                                                                 --------------           --------------
Balance December 31, 1992.............................................                   5,645                    1,372

    Additions:
        Charged to costs and expenses
            Trimble County - non-jurisdictional depreciation..........                     233
            Other.....................................................                                            2,542
    Deductions:
        Net charges of nature for which reserves were created.........                                            2,145
        Other.........................................................                   5,815
                                                                                 --------------           --------------
Balance December 31, 1993.............................................          $           63           $        1,769
                                                                                 --------------           --------------
                                                                                 --------------           --------------

                                                                     SCHEDULE IX


                       LG&E ENERGY CORP. AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                (Thousands of $)




        Column A               Column B      Column C       Column D        Column E      Column F
- -------------------------    ------------  ------------  ---------------  ------------  ------------
                                             Weighted        Maximum        Average       Weighted
                                             Average         Amount          Amount       Average
       Short-Term             Balance at   Interest Rate   Outstanding    Outstanding   Interest Rate
          Bank                  End of        at End      at Month-End     During the    During the
     Borrowings (1)              Year        of Year     During the Year    Year (2)      Year (3)
- -------------------------    ------------  ------------  ---------------  ------------  ------------
1993
    Trust Demand Notes...   $          -             -
    Other Notes..........         48,065          3.75%
                             ------------  ------------
        Total............   $     48,065          3.75%         $66,000       $51,839          3.73%
                             ------------  ------------  ---------------  ------------  ------------
                             ------------  ------------  ---------------  ------------  ------------
1992
    Trust Demand Notes...   $      8,000          3.45%
    Other Notes..........         50,000           3.81
                             ------------  ------------
        Total............   $     58,000          3.78%         $70,000       $46,358          3.95%
                             ------------  ------------  ---------------  ------------  ------------
                             ------------  ------------  ---------------  ------------  ------------
1991
    Trust Demand Notes...   $     12,000          4.21%
    Other Notes..........              -             -
                             ------------  ------------
        Total............   $     12,000          4.21%         $28,200       $20,933          6.32%
                             ------------  ------------  ---------------  ------------  ------------
                             ------------  ------------  ---------------  ------------  ------------

NOTES:
(1)  See Note 9 of Notes to Financial Statements under Item 8.
(2)  Computed on average monthly balances.
(3)  Computed on a daily weighted average basis.

                                                                   SCHEDULE X


                    LG&E ENERGY CORP. AND SUBSIDIARIES
          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (Thousands of $)




                                                                                                     Charged to
                                                                                                  Operating Expenses
                                                                                                Years Ended December 31
                                                                                -------------------------------------------------
Taxes other than income taxes:                                                        1993              1992              1991
                                                                                    -------           -------           -------
    Real estate and personal property (including franchise)................      $      7,580      $      7,682      $      7,528
    Payroll................................................................             7,301             7,292             7,249
    Other..................................................................             1,312             1,122             1,005
                                                                                  ------------      ------------     ------------
        Total taxes other than income taxes per statements of income.......      $     16,193      $     16,096      $     15,782
                                                                                  ------------      ------------     ------------
                                                                                  ------------      ------------     ------------



     The amounts of royalties and advertising costs charged to operating expenses were each less than one percent of total operating revenues.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LG&E ENERGY CORP.
                                         Registrant

March 28, 1994           By  /s/ Charles A. Markel III
                          -----------------------------------------------------
  (Date)                                 Charles A. Markel III
                               Corporate Vice President, Finance and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                         Date
ROGER W. HALE                 Chairman of the Board,
                              President and Chief Executive
                              Officer
                              (Principal Executive Officer);

CHARLES A. MARKEL III         Corporate Vice President,
                              Finance and Treasurer
                              (Principal Financial and Accounting Officer);

WILLIAM C. BALLARD, JR.       Director;

OWSLEY BROWN II               Director;

S. GORDON DABNEY              Director;

GENE P. GARDNER               Director;

DAVID B. LEWIS                Director;

ANNE H. MCNAMARA              Director;

T. BALLARD MORTON, JR.        Director; and

DR. DONALD C. SWAIN           Director.



By   /s/ Charles A. Markel III                                 March 28, 1994
   ------------------------------------------
     CHARLES A. MARKEL III (Attorney-In-Fact)