Form 10-Q
period 1994-03-31
LG&E ENERGY CORP
filed 1994-05-13
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1994


                                       or


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1 - 10568

                                LG&E ENERGY CORP.
             (Exact name of registrant as specified in its charter)

                  Kentucky                          61  -  1174555
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

            220 West Main Street                         40232
               P.O. Box 32030                         (Zip Code)
               Louisville, KY
  (Address of principal executive offices)

                                 (502) 627-2000
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 32,988,441 shares, without par value, as of April 30, 1994.

         Part I.  Financial Information - Item 1.  Financial Statements

                       LG&E Energy Corp. and Subsidiaries
                              Statements of Income
               (Unaudited - Thousands of $ Except Per Share Data)

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993

REVENUES:
 Electric . . . . . . . . . . . . . . . . . . . . . . $123,418      $125,025
 Gas. . . . . . . . . . . . . . . . . . . . . . . . .   96,362        84,781
 Non-utility. . . . . . . . . . . . . . . . . . . . .   24,682        28,590
  Total revenues. . . . . . . . . . . . . . . . . . .  244,462       238,396

COST OF REVENUES:
 Fuel and power purchased . . . . . . . . . . . . . .   36,620        37,873
 Gas supply expenses. . . . . . . . . . . . . . . . .   67,399        57,362
 Development and construction costs . . . . . . . . .   20,758        25,169
  Total cost of revenues. . . . . . . . . . . . . . .  124,777       120,404

Gross profit. . . . . . . . . . . . . . . . . . . . .  119,685       117,992

OPERATING EXPENSES:
 Operation and maintenance. . . . . . . . . . . . . .   59,052        54,001
 Depreciation and amortization. . . . . . . . . . . .   20,965        20,538
 Non-recurring charges (Note 3) . . . . . . . . . . .   48,743             -
  Total operating expenses. . . . . . . . . . . . . .  128,760        74,539

Equity in earnings of joint ventures. . . . . . . . .    2,544         1,333

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . .   (6,531)       44,786

Other income and (deductions) (Note 4). . . . . . . .  (15,841)         (437)
Interest charges. . . . . . . . . . . . . . . . . . .   10,597        12,354

Income (loss) from continuing operations
 before income taxes. . . . . . . . . . . . . . . . .  (32,969)       31,995

Income taxes. . . . . . . . . . . . . . . . . . . . .  (14,383)       11,835

Income (loss) from continuing operations
 before preferred dividends . . . . . . . . . . . . .  (18,586)       20,160

Preferred dividends . . . . . . . . . . . . . . . . .    1,378         1,587

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . $(19,964)     $ 18,573

                       LG&E Energy Corp. and Subsidiaries
                          Statements of Income (cont.)
               (Unaudited - Thousands of $ Except Per Share Data)

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . $(19,964)     $ 18,573

Income from discontinued operations,
 net of income taxes of $984 (Note 5) . . . . . . . .        -         1,524
Gain on sale of discontinued operations,
 net of income taxes of $35,048 (Note 5). . . . . . .   51,805             -

Income before cumulative effect of
 change in accounting principle . . . . . . . . . . .   31,841        20,097

Cumulative effect of change
 in accounting principle, net of
 income taxes of $2,280 (Note 6). . . . . . . . . . .   (3,369)            -

NET INCOME. . . . . . . . . . . . . . . . . . . . . . $ 28,472      $ 20,097

Average common shares outstanding . . . . . . . . . .   32,967        32,443

EARNINGS PER SHARE:
 Continuing operations. . . . . . . . . . . . . . . .$    (.61)    $     .57
 Income from discontinued operations. . . . . . . . .        -           .05
 Gain on sale of discontinued operations. . . . . . .     1.57             -
 Cumulative effect of accounting change . . . . . . .     (.10)            -
  Total earnings per share. . . . . . . . . . . . . .$     .86     $     .62

                       LG&E Energy Corp. and Subsidiaries
                                 Balance Sheets
                                   (Unaudited)
                                (Thousands of $)

                                     ASSETS

                                                       March 31,     Dec. 31,
                                                         1994          1993

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,477,152   $2,464,101
 Less:  reserve for depreciation. . . . . . . . . . .   841,988      823,141
  Net utility plant . . . . . . . . . . . . . . . . . 1,635,164    1,640,960

OTHER PROPERTY AND INVESTMENTS - less reserve:
 Investments in affiliates. . . . . . . . . . . . . .   66,806        63,241
 Other. . . . . . . . . . . . . . . . . . . . . . . .   38,662        24,949
 Investment in discontinued operations (Note 5) . . .           -     84,284
  Total other property and investments. . . . . . . .   105,468      172,474

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .  121,920        67,377
 Marketable securities. . . . . . . . . . . . . . . .   95,706             -
 Accounts receivable - less reserve . . . . . . . . .  117,261       124,504
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .   13,514        12,075
  Gas stored underground. . . . . . . . . . . . . . .   10,804        33,370
  Other . . . . . . . . . . . . . . . . . . . . . . .   39,554        40,357
 Prepayments and other. . . . . . . . . . . . . . . .      5,022       1,600
    Total current assets. . . . . . . . . . . . . . .   403,781      279,283

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .   24,404        24,698
 Accumulated deferred income taxes. . . . . . . . . .   76,955        58,675
 Regulatory asset - income taxes. . . . . . . . . . .   39,388        39,651
 Other. . . . . . . . . . . . . . . . . . . . . . . .    37,462       69,053
  Total deferred debits and other assets. . . . . . .   178,209      192,077
    Total assets. . . . . . . . . . . . . . . . . . .$2,322,622   $2,284,794

                       LG&E Energy Corp. and Subsidiaries
                             Balance Sheets (cont.)
                                   (Unaudited)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       March 31,     Dec. 31,
                                                         1994          1993

CAPITALIZATION:
 Common stock, without par value -
  Authorized 75,000,000 shares;
  outstanding 32,988,441 shares
  and 32,956,148 shares (Note 2). . . . . . . . . . .$  460,089   $  458,940
 Common stock expense . . . . . . . . . . . . . . . .     (899)         (899)
 Retained earnings. . . . . . . . . . . . . . . . . .   282,924      271,606
  Total common equity . . . . . . . . . . . . . . . .  742,114       729,647
 Cumulative preferred stock . . . . . . . . . . . . .  116,716       116,716
 Long-term debt . . . . . . . . . . . . . . . . . . .   662,875      662,879
  Total capitalization. . . . . . . . . . . . . . . . 1,521,705    1,509,242

CURRENT LIABILITIES:
 Notes payable. . . . . . . . . . . . . . . . . . . .        -        20,000
 Accounts payable . . . . . . . . . . . . . . . . . .  103,566       111,192
 Common dividends declared. . . . . . . . . . . . . .   17,154        17,137
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   51,824        11,267
 Accrued interest . . . . . . . . . . . . . . . . . .   11,489        12,864
 Other. . . . . . . . . . . . . . . . . . . . . . . .    36,227       38,394
  Total current liabilities . . . . . . . . . . . . .   220,260      210,854

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  338,133       345,630
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   90,383        91,572
 Customers' advances for construction . . . . . . . .    7,422         7,384
 Regulatory liability - income taxes. . . . . . . . .   46,943        46,528
 Other. . . . . . . . . . . . . . . . . . . . . . . .    97,776       73,584
  Total deferred credits and other liabilities. . . .   580,657      564,698
    Total capital and liabilities . . . . . . . . . .$2,322,622   $2,284,794

                       LG&E Energy Corp. and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited - Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . .$  28,472     $  20,097
 Items not requiring cash currently:
  Cumulative effect of change
    in accounting principle . . . . . . . . . . . . .    3,369             -
  Non-recurring charges . . . . . . . . . . . . . . .   48,743             -
  Depreciation and amortization . . . . . . . . . . .   20,965        20,538
  Deferred income taxes - net . . . . . . . . . . . .  (20,531)      (12,318)
  Investment tax credit - net . . . . . . . . . . . .   (1,189)       (9,462)
  Undistributed earnings of joint ventures. . . . . .   (1,552)         (934)
  Income from discontinued operations . . . . . . . .        -        (1,524)
  Gain on sale of discontinued operations . . . . . .  (90,878)            -
  Other . . . . . . . . . . . . . . . . . . . . . . .    7,493         4,029
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .    7,243        (8,843)
  Materials and supplies. . . . . . . . . . . . . . .   21,930        30,074
  Accounts payable. . . . . . . . . . . . . . . . . .   (7,626)      (20,313)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   40,557        29,644
  Accrued interest. . . . . . . . . . . . . . . . . .   (1,375)          362
  Prepayments and other . . . . . . . . . . . . . . .   (5,589)       (6,790)
 Other. . . . . . . . . . . . . . . . . . . . . . . .   (3,502)        7,250
  Net cash provided by operating activities . . . . .   46,530        51,810

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of capital asset. . . . . . . . . . . . . . . .        -        91,076
 Investment in marketable securities. . . . . . . . .  (95,706)            -
 Long-term investment in securities . . . . . . . . .  (13,847)         (165)
 Construction expenditures. . . . . . . . . . . . . .  (14,433)      (22,280)
 Investment in affiliates . . . . . . . . . . . . . .   (2,013)            -
 Proceeds from sale of discontinued operations. . . .  170,000             -
  Net cash provided by investing activities . . . . .   44,001        68,631

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock . . . . . . . . . . . . . .    1,149         6,318
 Retirement of pollution control bonds. . . . . . . .        -       (27,411)
 Decrease in notes payable. . . . . . . . . . . . . .  (20,000)       (8,000)
 Payment of common dividends. . . . . . . . . . . . .  (17,137)      (16,253)
  Net cash used for financing activities. . . . . . .$ (35,988)    $ (45,346)

                       LG&E Energy Corp. and Subsidiaries
                        Statements of Cash Flows (cont.)
                          (Unaudited - Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993

NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .$  54,543     $  75,095

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   67,377        21,997

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$ 121,920     $  97,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$   6,240     $   4,618
    Interest on borrowed money. . . . . . . . . . . .   11,781        11,906

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LG&E Energy Corp. and Subsidiaries
                         Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993

Balance at beginning of period. . . . . . . . . . . .  $271,606      $251,121
Net income. . . . . . . . . . . . . . . . . . . . . .    28,472        20,097
 Subtotal . . . . . . . . . . . . . . . . . . . . . .   300,078       271,218
Cash dividends declared on
 common stock ($.52 and $.5025 per share) . . . . . .    17,154        16,335

Balance at end of period. . . . . . . . . . . . . . .  $282,924      $254,883

                       LG&E Energy Corp. and Subsidiaries

                          Notes to Financial Statements
                                   (Unaudited)

1. The unaudited consolidated financial statements include the accounts of LG&E Energy Corp. and its wholly-owned subsidiaries - Louisville Gas and Electric Company (LG&E) and LG&E Energy Systems Inc. (Energy Systems), collectively referred to as the "Company."

  In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain amounts in the statements of income and cash flows for the three months ended March 31, 1993, have been restated to be consistent with the presentation for the three months ended March 31, 1994.

  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1993.

2. Changes in common stock outstanding during the three months ended March 31, 1994, were:

                                                        Shares        $000's

  Outstanding January 1                              32,956,148      $458,940

  Issued under the Employee
    Common Stock Purchase Plan                           21,640           718
  Issued under the Omnibus Long-Term
    Incentive Plan                                       10,653           431

  Outstanding March 31                               32,988,441      $460,089

3. Effective January 1, 1994, the Company realigned its business to reflect its outlook for rapidly emerging competition in all segments of the energy service industry. Under the realignment, a national business unit, LG&E Energy Services, was formed to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. LG&E, an electric and gas utility that is the Company's principle subsidiary, will increase its focus on customer service and develop more customer options as the local utility industry becomes more competitive in the future.

  In addition to the realignment, LG&E has been re-evaluating its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedent established by the Public Service Commission of Kentucky. LG&E completed its study in the first quarter of 1994 and decided to write off several non-recurring items amounting to approximately $38.6 million before tax. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Public Service Commission of Kentucky, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and work force reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emission from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of SFAS No. 106 (Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions).

  LG&E Power Inc. (LPI) set up a reserve for $10.1 million before tax for the cost related to terminating a contract to lease office space. This cost and the costs mentioned above that were incurred by LG&E have been classified as non-recurring charges in the accompanying statements of income.

4. In the first quarter of 1994, the board of directors of the Company approved the formation of a tax-exempt charitable foundation which will make charitable contributions to qualified persons and entities. The board authorized an initial contribution to the foundation of up to $15 million. Accordingly, the Company recorded a pretax charge against income and accrued $15 million to fund the contribution. Funding is anticipated to occur following the receipt of exempt status for the foundation under the Internal Revenue Code. Contributions made from this foundation will not be charged against income and, therefore, will not affect the Company's net income in the future.

5.  The Company sold its 36.5% equity interest in Natural Gas Clearinghouse
    (NGC) to NOVA Corporation in January 1994 for $170 million. The sale resulted in a pretax gain of $87 million, and the tax on the gain totaled $35 million. All of these amounts were in line with previously-disclosed estimates.

  The Company's gain on the sale, investment balance, and equity in the earnings of NGC have been classified as discontinued operations in the accompanying financial statements.

6. The Company adopted SFAS No. 112 (Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits) in the first quarter of 1994. SFAS No. 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased pretax income by $5.6 million.

7. In connection with the financing of various power projects, Energy Systems and LPI provide equity funding commitments and guarantee the construction and performance of the projects. Ascertainable equity funding commitments were $57 million and $36 million at March 31, 1994, and December 31, 1993, respectively. Contingent construction and project performance guarantees totaled $213 million at March 31, 1994, and $198 million at December 31, 1993.

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

8.  Reference is made to Part II herein - Item 1, Legal Proceedings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's principal subsidiary is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

                              Results of Operations

LG&E's results of operations are significantly affected by seasonal fluctuations in temperature and other weather-related factors. Additionally, results of the Company's non-utility operations are dependent, among other things, upon the timing and magnitude of development and construction activities associated with LPI's various electric generation projects. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

                Three Months Ended March 31, 1994, Compared with
                        Three Months Ended March 31, 1993

The increase in net income was due primarily to recognizing a gain on the sale of the Company's interest in NGC and to higher earnings from LPI (before non-recurring charges). Partially offsetting these increases were decreases resulting from recording non-recurring charges (see note 3), the expense associated with the formation of a tax-exempt charitable foundation (see note
4), and the cumulative effect of a change in accounting principle, as well as decreases resulting from lower earnings from LG&E (before non-recurring charges) resulting from increased storm damage expenses caused by the area's worst winter storm in 16 years, and lower income from discontinued operations.

A comparison of utility operating revenues for the quarter ended March 31, 1994, with the quarter ended March 31, 1993, reflects increases and decreases which have been segregated by the following principal causes:

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $  (987)     $    811
 Variation in sales volume, etc.                         3,896        12,077

  Total                                                  2,909        12,888

Sales to other utilities                                (4,650)            -
Gas transportation - net                                     -        (1,395)
Other                                                      134            88

  Total                                                $(1,607)      $11,581

The decrease in non-utility revenues resulted from lower levels of activity on LPI's Roanoke Valley I and Rensselaer construction projects. The lower activity was due to the projects' nearing completion in 1994.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased decreased 3% for the quarter. Fuel expenses decreased slightly for the quarter primarily because of a decrease in the cost of coal burned. Power purchased decreased due mainly to less power wheeled for other utilities.

Gas supply expenses increased 17% due mainly to an increase in the volume of gas delivered to the distribution system and the higher cost of gas purchased.

Development and construction costs decreased due mainly to the lower level of activity on LPI's Roanoke Valley I and Rensselaer construction projects.

Operation and maintenance expenses increased primarily as a result of increases at LG&E related to increased electric and gas distribution expenses, increased costs to operate and maintain the electric power plants, and an increase in storm damage expenses caused by the severe winter weather.

Depreciation and amortization increased because of increased depreciable plant in service.

Non-recurring charges include LG&E's write off of costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of SFAS No. 106 (Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions) expense previously recorded as a deferred item. Non-recurring charges also includes a reserve to record costs related to terminating a contract entered into by LPI to lease office space. See Note 3 of Notes to Financial Statements.

The increase in equity in earnings of joint ventures was due mainly to increased dispatch levels at LPI's Virginia projects.

Other income and deductions include the provision associated with the formation of a tax-exempt charitable foundation. See Note 4 of Notes to Financial Statements.

Interest charges decreased because of a lower composite interest rate on outstanding debt and a reduction in notes payable.

Variations in income tax expense are largely attributable to changes in pretax income.

Income from discontinued operations and gain on sale of discontinued operations reflect the sale of the Company's investment in NGC in January 1994. See Note 5 of Notes to Financial Statements.

Cumulative effect of change in accounting principle reflects the adoption of SFAS No. 112 (Statement of Financial Standards No. 112, Employers' Accounting for Post-Employment Benefits). See Note 6 of Notes to Financial Statements.

                         Liquidity and Capital Resources

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects in the non-utility business. Utility construction expenditures for the first three months of 1994 of $14 million were financed with internally-generated funds.

At March 31, 1994, loan agreements and lines of credit were in place totaling $320 million ($25 million for LG&E Energy Corp., $145 million for LG&E, and $150 million for Energy Systems) for which the companies pay commitment or facility fees. These lines of credit were unused as of March 31, 1994. These credit lines are scheduled to expire at various times between 1994 and 1996, and management intends to renegotiate them when they expire.

The Company's capitalization ratios at March 31, 1994, and December 31, 1993, were:

                                                March 31,  Dec. 31,
                                                  1994       1993

Long-term debt                                     43.5%     43.4%
Notes payable                                       -         1.3
Preferred stock                                     7.7       7.6
Common equity                                      48.8      47.7
 Total                                            100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1993:
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 10 and 11 of the Notes to Financial Statements under Item 8, Financial Statements and Supplementary Data. Except as noted below, there have been no material changes in these proceedings as reported in the Company's Form 10-K.

Environmental. As discussed in Note 10 of the Notes to Financial Statements under Item 8 of the Company's Form 10-K, LG&E owns or formerly owned three primary sites where manufactured gas plant operations were located. Such manufactured gas plant operations, conducted in the 1838 to 1960 time period, typically produced coal tar byproducts and other constituents that may necessitate cleanup measures. LG&E commenced site investigations at the two LG&E-owned sites to determine if significant levels of contaminants are present. In the first quarter of 1994, LG&E entered into an agreement with the current owner of the third site and a third party in which the three parties have committed to jointly perform a site investigation. LG&E anticipates spending a total of approximately $1.3 million on site investigations expected to be completed by 1995. Preliminary testing at all three sites has identified contaminants typical of manufactured gas plant operations. Until an investigation and associated regulatory review is completed for each site, LG&E will be unable to predict what, if any, cleanup activities may be necessary.

Trimble County Generating Plant. As discussed in Note 11 of the Notes to Financial Statements under Item 8 of the Company's Form 10-K, on January 7, 1994, LG&E filed testimony with the Kentucky Public Service Commission (Commission) in which it recommended that the Commission allow it to recover the approximately $11.1 million it refunded to customers under the 1989 settlement agreement. Testimony was filed by the Kentucky Attorney General, the Jefferson County Attorney, the Metro Human Needs Alliance, and the Kentucky Industrial Utility Customers. The testimony recommended that the Commission order LG&E to refund approximately $183 million, based upon their argument that LG&E should refund 25% of the revenue requirements associated with Trimble County's construction work in progress it collected over the course of the Trimble County construction project. LG&E continues to maintain the position that no additional refunds are necessary to fully effectuate the Commission's disallowance of 25% of Trimble County's costs, and that the refund amounts supported by the other parties to the proceeding would require the Commission to engage in retroactive ratemaking, which is prohibited under Kentucky law.
No date has been set for a hearing. LG&E is unable to predict the outcome of the Commission proceedings, the amount of additional refunds or recoveries, if any, that may be ordered or whether the Commission will revise its earlier position.

Item 6(b).  Reports on Form 8-K.

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  May 13, 1994                   /s/ Charles A. Markel
                                      Charles A. Markel
                                      Corporate Vice President, Finance
                                      and Treasurer
                                      (On behalf of the registrant in his
                                      capacity as Principal Accounting Officer)