Form 10-Q
period 1994-06-30
LG&E ENERGY CORP
filed 1994-08-12
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1994


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 32,988,441 shares, without par value, as of July 31, 1994.

         Part I.  Financial Information - Item 1.  Financial Statements

                       LG&E Energy Corp. and Subsidiaries
                              Statements of Income
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1994      1993       1994       1993

REVENUES:
 Electric . . . . . . . . . . . . .$143,368   $137,254   $266,786   $262,279
 Gas. . . . . . . . . . . . . . . .  29,769     29,730    126,131    114,511
 Non-utility. . . . . . . . . . . .  19,217     33,384     43,899     61,974
  Total revenues. . . . . . . . . . 192,354    200,368    436,816    438,764

COST OF REVENUES:
 Fuel and power purchased . . . . .  40,484     39,770     77,104     77,643
 Gas supply expenses. . . . . . . .  18,447     19,487     85,846     76,849
 Development and construc-
  tion costs. . . . . . . . . . . .  15,370     28,470     36,128     53,639
    Total cost of revenues. . . . .  74,301     87,727    199,078    208,131

Gross profit. . . . . . . . . . . . 118,053    112,641    237,738    230,633

OPERATING EXPENSES:
 Operation and maintenance. . . . .  60,229     55,181    119,281    109,182
 Depreciation and amortization. . .  21,109     20,332     42,074     40,870
 Non-recurring charges (Note 3) . .         -         -    48,743          -
  Total operating expenses. . . . .  81,338     75,513    210,098    150,052

Equity in earnings of
 joint ventures . . . . . . . . . .   4,336      2,139      6,880      3,472

OPERATING INCOME. . . . . . . . . .  41,051     39,267     34,520     84,053

Other income and
 (deductions) (Note 4). . . . . . .   7,165       (753)    (8,676)    (1,190)
Interest charges. . . . . . . . . .  10,714     11,907     21,311     24,261

Income from continuing oper-
 ations before income taxes . . . .  37,502     26,607      4,533     58,602

Income taxes. . . . . . . . . . . .  14,029      9,564       (354)    21,399

Income from continuing oper-
 ations before preferred
 dividends. . . . . . . . . . . . .$ 23,473   $ 17,043   $  4,887   $ 37,203

                       LG&E Energy Corp. and Subsidiaries
                          Statements of Income (cont.)
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1994      1993       1994       1993

Income from continuing oper-
 ations before preferred
 dividends. . . . . . . . . . . . .$ 23,473   $ 17,043   $  4,887   $ 37,203

Preferred dividends . . . . . . . .   1,380      1,668      2,758      3,255

INCOME FROM CONTINUING
 OPERATIONS . . . . . . . . . . . .  22,093     15,375      2,129     33,948

Income from discontinued operations,
 net of income taxes of $1,443
 and $2,427 (Note 5). . . . . . . .       -      2,233          -      3,757
Gain on sale of discontinued
 operations, net of income
 taxes of $35,048 (Note 5). . . . .         -         -    51,805          -

Income before cumulative effect of
 change in accounting principle . .  22,093     17,608     53,934     37,705

Cumulative effect of change
 in accounting principle, net of
 income taxes of $2,280 (Note 6). .         -         -    (3,369)         -

NET INCOME. . . . . . . . . . . . .$ 22,093   $ 17,608   $ 50,565   $ 37,705

Average common shares
 outstanding. . . . . . . . . . . .  32,988     32,619     32,978     32,532

EARNINGS PER SHARE:
 Continuing operations. . . . . . .$     .67 $     .47  $     .06  $    1.04
 Income from discontinued
  operations. . . . . . . . . . . .       -        .07          -        .12
 Gain on sale of discontinued
  operations. . . . . . . . . . . .       -          -       1.57          -
 Cumulative effect of accounting
  change. . . . . . . . . . . . . .         -         -      (.10)         -
    Total earnings per share. . . .$     .67 $     .54  $    1.53  $    1.16

                       LG&E Energy Corp. and Subsidiaries
                                 Balance Sheets
                                   (Unaudited)
                                (Thousands of $)

                                     ASSETS

                                                       June 30,      Dec. 31,
                                                         1994          1993

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,497,341   $2,464,101
 Less:  reserve for depreciation. . . . . . . . . . .   859,387      823,141
  Net utility plant . . . . . . . . . . . . . . . . . 1,637,954    1,640,960

OTHER PROPERTY AND INVESTMENTS - less reserve:
 Investments in affiliates (Note 9) . . . . . . . . .   87,021        63,241
 Other (Note 8) . . . . . . . . . . . . . . . . . . .   38,164        24,949
 Investment in discontinued operations (Note 5) . . .           -     84,284
  Total other property and investments. . . . . . . .   125,185      172,474

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .   56,499        67,377
 Marketable securities (Note 8) . . . . . . . . . . .  112,358             -
 Accounts receivable - less reserve . . . . . . . . .  102,617       124,504
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .   15,071        12,075
  Gas stored underground. . . . . . . . . . . . . . .   12,471        33,370
  Other . . . . . . . . . . . . . . . . . . . . . . .   38,721        40,357
 Prepayments and other. . . . . . . . . . . . . . . .      4,893       1,600
  Total current assets. . . . . . . . . . . . . . . .   342,630      279,283

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .   24,105        24,698
 Accumulated deferred income taxes. . . . . . . . . .   78,636        58,675
 Regulatory asset - income taxes. . . . . . . . . . .   39,124        39,651
 Other. . . . . . . . . . . . . . . . . . . . . . . .    40,393       69,053
  Total deferred debits and other assets. . . . . . .   182,258      192,077
    Total assets. . . . . . . . . . . . . . . . . . .$2,288,027   $2,284,794

                       LG&E Energy Corp. and Subsidiaries
                             Balance Sheets (cont.)
                                   (Unaudited)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       June 30,      Dec. 31,
                                                         1994          1993

CAPITALIZATION:
 Common stock, without par value -
  Authorized 75,000,000 shares;
  outstanding 32,988,441 shares
  and 32,956,148 shares (Note 2). . . . . . . . . . .$  460,089   $  458,940
 Common stock expense . . . . . . . . . . . . . . . .     (899)         (899)
 Unrealized loss on marketable
  securities, net of income
  taxes of $1,538 (Note 8). . . . . . . . . . . . . .   (2,626)            -
 Retained earnings. . . . . . . . . . . . . . . . . .   287,863      271,606
  Total common equity . . . . . . . . . . . . . . . .  744,427       729,647
 Cumulative preferred stock . . . . . . . . . . . . .  116,716       116,716
 Long-term debt . . . . . . . . . . . . . . . . . . .   662,870      662,879
  Total capitalization. . . . . . . . . . . . . . . . 1,524,013    1,509,242

CURRENT LIABILITIES:
 Notes payable. . . . . . . . . . . . . . . . . . . .        -        20,000
 Accounts payable . . . . . . . . . . . . . . . . . .   89,415       111,192
 Common dividends declared. . . . . . . . . . . . . .   17,154        17,137
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   25,624        11,267
 Accrued interest . . . . . . . . . . . . . . . . . .   13,189        12,864
 Other. . . . . . . . . . . . . . . . . . . . . . . .    31,675       38,394
  Total current liabilities . . . . . . . . . . . . .   177,057      210,854

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  338,852       345,630
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   89,194        91,572
 Customers' advances for construction . . . . . . . .    7,788         7,384
 Regulatory liability - income taxes. . . . . . . . .   47,582        46,528
 Other. . . . . . . . . . . . . . . . . . . . . . . .   103,541       73,584
  Total deferred credits and other liabilities. . . .   586,957      564,698
    Total capital and liabilities . . . . . . . . . .$2,288,027   $2,284,794

                       LG&E Energy Corp. and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited - Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . .$  50,565     $  37,705
 Items not requiring cash currently:
  Cumulative effect of change
    in accounting principle . . . . . . . . . . . . .    3,369             -
  Non-recurring charges . . . . . . . . . . . . . . .   48,743             -
  Depreciation and amortization . . . . . . . . . . .   42,074        40,870
  Deferred income taxes - net . . . . . . . . . . . .  (19,277)       (2,739)
  Investment tax credit - net . . . . . . . . . . . .   (2,378)      (10,659)
  Undistributed earnings of joint ventures. . . . . .   (3,380)       (1,242)
  Income from discontinued operations . . . . . . . .        -        (3,757)
  Gain on sale of discontinued operations . . . . . .  (90,878)            -
  Other . . . . . . . . . . . . . . . . . . . . . . .   13,299         9,814
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .   21,887        (7,587)
  Materials and supplies. . . . . . . . . . . . . . .   19,539        27,669
  Accounts payable. . . . . . . . . . . . . . . . . .  (21,777)      (13,011)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   14,357         7,953
  Accrued interest. . . . . . . . . . . . . . . . . .      325          (324)
  Prepayments and other . . . . . . . . . . . . . . .  (10,012)       44,261
 Other. . . . . . . . . . . . . . . . . . . . . . . .   (4,606)      (23,096)
  Net cash provided by operating activities . . . . .   61,850       105,857

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of capital asset. . . . . . . . . . . . . . . .        -        91,076
 Investment in marketable securities. . . . . . . . . (116,481)            -
 Long-term investments in securities. . . . . . . . .  (14,841)         (363)
 Construction expenditures. . . . . . . . . . . . . .  (37,864)      (44,268)
 Investment in affiliates . . . . . . . . . . . . . .  (20,400)            -
 Proceeds from sale of discontinued operations. . . .  170,000             -
  Net cash (used for) provided by
    investing activities. . . . . . . . . . . . . . .$ (19,586)    $  46,445

                       LG&E Energy Corp. and Subsidiaries
                        Statements of Cash Flows (cont.)
                          (Unaudited - Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1994           1993

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock . . . . . . . . . . . . . .$   1,149     $  12,406
 Issuance of preferred stock. . . . . . . . . . . . .        -        24,741
 Redemption of preferred stock. . . . . . . . . . . .        -       (25,557)
 Retirement of pollution control bonds. . . . . . . .        -       (27,427)
 Decrease in notes payable. . . . . . . . . . . . . .  (20,000)       (8,000)
 Payment of common dividends. . . . . . . . . . . . .  (34,291)      (32,588)
  Net cash used for financing activities. . . . . . .  (53,142)      (56,425)

NET (DECREASE) INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .  (10,878)       95,877

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   67,377        21,997

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$  56,499     $ 117,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$  47,908     $  29,679
    Interest on borrowed money. . . . . . . . . . . .   20,381        24,418

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LG&E Energy Corp. and Subsidiaries
                         Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1994      1993       1994       1993

Balance at beginning of period. . . $282,924   $254,883   $271,606   $251,121
Net income. . . . . . . . . . . . .   22,093     17,608     50,565     37,705
Subtotal. . . . . . . . . . . . . .  305,017    272,491    322,171    288,826
Cash dividends declared on
 common stock ($.52, $.5025,
 $1.04 and $1.005 per share). . . .   17,154     16,416     34,308     32,751
Preferred stock redemption
 expense. . . . . . . . . . . . . .         -       818          -        818

Balance at end of period. . . . . . $287,863   $255,257   $287,863   $255,257

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

   In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclo-sures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not mislead-ing. Certain amounts in the statements of income and cash flows for the three- and six-month periods ended June 30, 1993, have been restated to be consistent with the presentation for the three- and six-month periods ended June 30, 1994.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1993.

2. Changes in common stock outstanding during the six months ended June 30, 1994, were:

                                                       Shares         $000's

   Outstanding January 1                             32,956,148      $458,940

   Issued under the Employee
     Common Stock Purchase Plan                          21,640           718
   Issued under the Omnibus Long-Term
     Incentive Plan                                      10,653           431

   Outstanding June 30                               32,988,441      $460,089

3. Effective January 1, 1994, the Company realigned its business to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. Under the realignment, a national business unit, LG&E Energy Services, was formed to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. LG&E, an electric and gas utility that is the Company's principal subsid-iary, will increase its focus on customer service and develop more customer options as the local utility industry becomes more competitive in the future.

   In addition to the realignment, LG&E has reevaluated its regulatory strate-gy which previously had been to seek full recovery of certain costs de-ferred in accordance with prior precedents established by the Public Service Commission of Kentucky. LG&E completed its study in the first quarter of 1994 and decided to write off several non-recurring items amounting to approximately $38.6 million before tax. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Public Service Commission of Kentucky, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and work force reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emission from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Account-ing for Post-Retirement Benefits Other Than Pensions.

   LG&E Power Inc. (LPI) set up a reserve for $10.1 million, before tax, for the costs related to terminating a contract to lease office space. This cost and the costs mentioned above that were incurred by LG&E have been classified as non-recurring charges in the accompanying statements of income.

4. In the first quarter of 1994, the Board of Directors of the Company ap-proved the formation of a tax-exempt charitable foundation which will make charitable contributions to qualified persons and entities. The Board authorized an initial contribution to the foundation of up to $15 million. Accordingly, the Company recorded a pretax charge against income and accrued $15 million to fund the contribution. On June 6, 1994, the Inter-nal Revenue Service issued a letter stating that it had determined the foundation was exempt from Federal income tax under the Internal Revenue Code. Funding of the initial contribution is expected to be completed by year-end. Contributions made from this foundation will not be charged against income and, therefore, will not affect the Company's net income in the future.

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

6. The Company adopted SFAS No. 112 (Statement of Financial Accounting Stan-dards No. 112, Employers' Accounting for Post-Employment Benefits) in the first quarter of 1994. SFAS No. 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased pretax income by $5.6 million.

7. In connection with the financing of various power projects, Energy Systems and LPI provide equity funding commitments and guarantee the construction and performance of the projects. Ascertainable equity funding commitments were $36 million at June 30, 1994, and at December 31, 1993. Contingent construction and project performance guarantees totaled $220 million at June 30, 1994, and $198 million at December 31, 1993.

   Westmoreland Energy Inc. (WEI) is a partner along with LPI in six cogeneration projects in operation or under construction. Under an agree-ment signed on April 15, 1993, LPI and Energy Systems have guaranteed (in exchange for fees and other consideration) the equity funding commitment of WEI in connection with the following three projects: Roanoke Valley I, Roanoke Valley II, and Rensselaer. The additional commitments resulting from this agreement total $36 million.

   During December 1993, the Company signed an agreement with Nations Finan-cial Capital Corporation (Nations Financial) under which Nations Financial agreed, in exchange for fees, to assume $26.9 million of the Company's contingent equity funding commitment for Roanoke Valley I and II resulting from its April 15, 1993, agreement with WEI.

8. The Company adopted the provisions of SFAS No. 115 (Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities) effective January 1, 1994. Accordingly, investments in marketable securities have been determined to be "available-for-sale" and are stated at market value in the accompanying June 30, 1994, balance sheet. Realized investment gains and losses are calculated on the specific identification basis and were immaterial during the three- and six-month periods ended June 30, 1994. Proceeds from sales of available-for-sale securities for the three- and six-month periods ended June 30, 1994, were $77.6 million and $202 million, respectively. The amount reflected in common equity as unrealized loss includes gross unrealized holding losses of approximately $4.6 million and gross unrealized holding gains of approx-imately $.4 million.

   Available-for-sale securities at June 30, 1994, consisted of $112.4 million classified as marketable securities and $34.8 million classified as other property and investments in the accompanying balance sheet. The total of $147.2 million is composed of approximately $111.2 million debt securities and $36 million equity securities. The difference between the amortized and unamortized cost bases of the Company's available-for-sale securities at June 30, 1994, was immaterial. The approximate fair values of debt securities by contractual-maturity category were as follows: between one and five years, $63.5 million; between five and ten years, $29.2 million; not due at a single maturity date, $18.5 million.

9. The Company formed a partnership with Kenetech Corporation in the first half of 1994. The partnership owns and manages two wind energy projects located in Palm Springs, California, and Buffalo Ridge, Minnesota. The Company invested approximately $20.4 million in the partnership in the first half of 1994 representing a 50% ownership.

10. On July 7, 1994, the Federal Energy Regulatory Commission (FERC) issued a ruling denying the request of LG&E-Westmoreland Southampton (the Partner-ship) for a limited waiver of certain technical qualifying facility (QF) operating standard requirements at its Southampton plant in 1992 and directing the Partnership to show cause why it should not file rate schedules reflecting 1992 electric sales to Virginia Electric and Power Co. (Virginia Power) as a utility, rather than as a QF. The Company owns an indirect 50% interest in the Partnership. On August 9, 1994, the Partnership filed with FERC its request for rehearing, along with a motion to consider its request for rehearing as timely filed or, in the alterna-tive, to treat its request for rehearing as a motion for reconsideration. The Company cannot predict what action FERC ultimately will take on this matter. See Part II - Item 1, Legal Proceedings, for a further discussion of this matter.

   Virginia Power has made an administrative filing with the Virginia State Corporation Commission (SCC) requesting that the SCC, among other things, enter a declaratory order determining that the activities of the partner-ship proposed to be formed by the DuPont Company (DuPont) and LPI are unlawful and violate Virginia Power's rights under its certificate of public convenience and necessity. On July 1, 1994, DuPont filed a motion with the SCC, in which LPI joined, to dismiss the proceedings, stating that the SCC has no jurisdiction over the case.

   Reference is made to Part II herein - Item 1, Legal Proceedings, for a further discussion of this legal proceeding, as well as others involving the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's principal subsidiary is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

                              Results of Operations

LG&E's results of operations are significantly affected by seasonal fluctua-tions in temperature and other weather-related factors. Additionally, results of the Company's non-utility operations are dependent, among other things, upon the timing and magnitude of development and construction activities associated with LPI's various electric generation projects. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

                 Three Months Ended June 30, 1994, Compared with
                        Three Months Ended June 30, 1993

The increase in net income was due primarily to increased earnings at LG&E and to increases in fee income and interest income. The increase in LG&E's earnings was primarily due to an increase in electric sales to retail customers as a result of warmer weather partially offset by increased operation expenses.

A comparison of utility operating revenues for the quarter ended June 30, 1994, with the quarter ended June 30, 1993, reflects increases and decreases which have been segregated by the following principal causes:

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $   518       $ 1,387
 Variation in sales volume, etc.                         6,846        (1,802)

    Total                                                7,364          (415)

Sales to other utilities                                (1,278)            -
Gas transportation - net                                     -           534
Other                                                       28           (80)

    Total                                              $ 6,114       $    39

The decrease in non-utility revenues resulted from lower levels of construction activity on LPI's Roanoke Valley I and Rensselaer projects. The lower activity was due to the projects nearing completion in 1994.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased increased 2% for the quarter. Fuel expenses increased for the quarter primarily because of increased generation partially offset by a decrease in the cost of coal burned.

Gas supply expenses decreased 5% due mainly to a decrease in the volume of gas delivered to the distribution system and a slight decrease in the cost of gas purchased.

Development and construction costs decreased due mainly to the lower level of construction activity on LPI's Roanoke Valley I and Rensselaer projects.

Operation and maintenance expenses increased due to increased costs to operate the power plants and a higher level of administrative and general expenses at LG&E including an increase in LG&E's provision for uncollectible service accounts, and increased expenses related to LPI's international business development efforts.

Depreciation and amortization increased because of increased depreciable plant in service.

The increase in equity in earnings of joint ventures was due mainly to in-creased dispatch levels at LPI's Virginia projects and LPI's start up opera-tions at its Rensselaer and Roanoke Valley I projects.

Other income and deductions increased as a credit to income due to the receipt of fees from Westmoreland Energy Inc. (WEI) for Energy Systems' guarantee of WEI's equity funding commitments on various cogeneration projects. Also contributing to the increase were interest income resulting from investment of the proceeds from the sale of the Company's interest in NGC and LG&E's recogni-tion of a gain on the sale of fully-depreciated heavy equipment.

Interest charges decreased because of a lower composite interest rate on outstanding debt and a reduction in notes payable.

Variations in income tax expense are largely attributable to changes in pretax income.

Income from discontinued operations reflects the sale of the Company's invest-ment in NGC in January 1994. See Note 5 of Notes to Financial Statements.

                  Six Months Ended June 30, 1994, Compared with
                         Six Months Ended June 30, 1993

The increase in net income was due primarily to recognizing a gain on the sale of the Company's interest in NGC (see Note 5) and to higher earnings (before non-recurring charges) at LG&E and LPI. The LG&E increase resulted mainly from increased sales of electricity and natural gas to retail customers, and the LPI increase resulted from increased equity in the earnings of joint ventures. Increases in fee and interest income also contributed to the increase in net income. Partially offsetting these increases in net income were decreases resulting from recording non-recurring charges (see Note 3), the expense associated with the formation of a tax-exempt charitable foundation (see Note
4), the cumulative effect of a change in accounting principle (see Note 6), and lower income from discontinued operations.

A comparison of utility operating revenues for the six months ended June 30, 1994, with the six months ended June 30, 1993, reflects increases and decreases which have been segregated by the following principal causes:

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $  (469)      $ 2,199
 Variation in sales volume, etc.                        10,743        10,274

    Total                                               10,274        12,473

Sales to other utilities                                (5,928)            -
Gas transportation - net                                     -          (861)
Other                                                      161             8

    Total                                              $ 4,507       $11,620

The decrease in non-utility revenues resulted from lower levels of construction activity on LPI's Roanoke Valley I and Rensselaer projects. The lower activity was due to the projects' nearing completion in 1994.

Fuel and power purchased decreased 1% for the six months. Fuel expenses increased slightly for the six months primarily because of increased genera-tion. Power purchased declined largely because less power was wheeled for other utilities.

Gas supply expenses increased 12% primarily because of an increase in gas delivered to the distribution system and the higher cost of gas purchased.

Development and construction costs decreased because of the lower level of construction activity on LPI's Roanoke Valley I and Rensselaer projects.

Operation and maintenance expenses increased primarily as a result of increased costs to operate and maintain LG&E's electric power plants and gas and electric distribution systems, an increase in the provision for uncollectible service accounts, and an increase in storm damage expenses caused by the severe winter weather. Also contributing to the increase were expenses related to LPI's international business development efforts.

Depreciation and amortization increased because of increased depreciable plant in service.

Non-recurring charges include LG&E's write off of costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Account-ing Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. Non-recurring charges also include a reserve to record costs related to terminating a contract entered into by LPI to lease office space. See Note 3 of Notes to Financial Statements.

The increase in equity in earnings of joint ventures was due mainly to in-creased dispatch levels at LPI's Virginia projects and LPI's start up opera-tions at its Rensselaer and Roanoke Valley I projects.

Other income and deductions increased as a charge to income as the result of recording expenses related to the formation of a tax-exempt charitable founda-tion (see Note 4 of Notes to Financial Statements). Partially offsetting this increase in expenses were increases in other income resulting from the receipt of fees from Westmoreland Energy Inc. (WEI) for Energy Systems' guarantee of WEI's equity funding commitments on various cogeneration projects (see Note 7) and from LG&E's recognition of a gain on the sale of fully-depreciated heavy equipment, and interest income resulting from investment of the proceeds from the sale of the Company's interest in NGC.

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

Cumulative effect of change in accounting principle reflects the adoption of Statement of Financial Standards No. 112, Employers' Accounting for Post-Employment Benefits. See Note 6 of Notes to Financial Statements.

                         Liquidity and Capital Resources

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Capital funds are also needed for partnership equity contributions in connection with independent power produc-tion projects in the non-utility business. Utility construction expenditures for the first six months of 1994 of $38 million were financed with internally-generated funds.

At June 30, 1994, loan agreements and lines of credit were in place totaling $320 million ($25 million for LG&E Energy Corp., $145 million for LG&E, and $150 million for Energy Systems) for which the companies pay commitment or facility fees. These lines of credit were unused as of June 30, 1994. These credit lines are scheduled to expire at various times between 1994 and 1996, and management intends to renegotiate them when they expire.

The Company's capitalization ratios at June 30, 1994, and December 31, 1993, were:

                                                June 30,   Dec. 31,
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

                           Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1993:
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 10 and 11 of the Notes to Financial Statements under Item 8, Financial Statements and Supplementary Data, and to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994: Part II, Item 1, Legal Proceedings. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1993 Form 10-K and March 1994 Form 10-Q.

Environmental. As discussed in Note 10 of the Notes to Financial Statements under Item 8 of the Company's 1993 Form 10-K, in August 1993, 34 persons filed a complaint in Jefferson Circuit Court against LG&E seeking certification of a class consisting of all persons within 2.5 miles of its Mill Creek generating plant. The plaintiffs seek compensation for alleged personal injury and property damage attributable to emissions from the Mill Creek plant, injunctive relief, a fund to finance medical monitoring of area residents, and other relief. In June 1994, the court denied the plaintiffs' motion for certifica-tion of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. LG&E intends to vigorously defend the pending litigation.

As discussed in Note 10 of the Notes to Financial Statements under Item 8 of the 1993 Form 10-K, in June 1992, the U.S. Environmental Protection Agency (USEPA) identified LG&E as a potentially responsible party (PRP) allegedly liable under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for $1.6 million in costs allegedly incurred by USEPA in cleanup of the Sonora site and Carlie Middleton Burn site located in Hardin County, Kentucky. In November 1992, USEPA demanded immediate payment from the PRPs. To date, USEPA has identified nine PRPs for the sites. LG&E and several other parties have commenced discussions with USEPA. The USEPA has since increased the amount of its demand to $1.8 million to reflect additional cleanup costs. In LG&E's opinion, the resolution of this issue will not have a material adverse impact on its financial position or results of operations.

Trimble County Generating Plant. As discussed in Note 11 of the Notes to Financial Statements under Item 8 of the Company's 1993 Form 10-K and in Part II, Item 1, of the March 1994 Form 10-Q, on January 7, 1994, LG&E filed testimony with the Kentucky Public Service Commission (Commission) in which it recommended that the Commission allow it to recover the approximately $11.1 million it refunded to customers under the 1989 settlement agreement. Testimo-ny was filed by the Kentucky Attorney General, the Jefferson County Attorney, the Metro Human Needs Alliance, and the Kentucky Industrial Utility Customers. The testimony recommended that the Commission order LG&E to refund approximate-ly $183 million, based upon their argument that LG&E should refund 25% of the revenue requirements associated with Trimble County's construction-work-in-progress (CWIP) it collected over the course of the Trimble County construction project.

On March 25, 1994, the Kentucky Attorney General and the Jefferson County Attorney (Intervenors) filed a motion with the Commission in which they requested that two of the three members of the Commission and certain unspeci-fied Commission staff employees be recused from further participation in the case. The parties supported the motion by arguing that past statements and orders of the Commission in this and other proceedings showed that the Commis-sioners had prejudged the issues relevant to the current proceeding. The issues referred to in the motion centered on the Intervenors' claims that LG&E should refund 25% of all revenues associated with Trimble County CWIP collected through rates during the course of the plant's construction.

On July 8, 1994, the Commission entered an order which denied the motion. In the order, the Commission stated that it had not prejudged any issues but rather had decided a number of issues in past proceedings which are binding on it and the parties. The Commission also stated that it had never implied in prior orders that the amounts of Trimble County CWIP included in rate base prior to the issuance of its July 1, 1988, order in Case No. 10064, a general rate case, would be subject to later review. The Commission concluded that the scope of the present case had been limited since at least 1985 when the Commission issued an order that put LG&E on notice that in future rate cases the continuation of allowing a return on further additions to Trimble County CWIP would be an issue.

The Commission made its July 8, 1994, order final and appealable. The order also stated that the Commission would not take any further action in this case pending the passage of the statutory amount of time to file an appeal. On July 27, the Intervenors filed with the Commission a Petition for Rehearing of the July 8 order. The Petition requested that the Commission reconsider the statements it made in the order regarding the scope of the case, and in the alternative requested that the Commission schedule a hearing date on which the Intervenors can make an offer of proof of their prefiled testimony on the issue of refunds of revenues collected prior to the effective date of the 1988 order in Case No. 10064.

On July 27, 1994, the Kentucky Industrial Utility Customers (KIUC) filed an Application for Rehearing with the Commission. The Application seeks rehearing on the issue of whether the Commission's July 8 order decides that prior Commission orders regarding rate treatment of LG&E's investment in Trimble County prevent the Commission in this case from ordering refunds of revenue related to Trimble County CWIP collected from 1979 through 1990. On July 29, 1994, the City of Louisville filed a pleading with the Commission in which it indicated its support for and joinder in the Application of KIUC.

Under statue, the Commission has until August 16, 1994 to rule on the Intervenors' and KIUC's requests for rehearing. If the Commission fails to rule by that date, the requests are by law deemed denied. The parties will then have 20 days from August 16, or September 6, 1994, to file actions in the Franklin Circuit Court for review of the Commission's July 8 order. If the Commission issues an order by August 16, 1994 which denies the requests, then the parties will have 23 days from the date such an order is issued to file actions in the Franklin Circuit Court for review.

LG&E believes that the Commission's July 8 order forecloses the possibility that the Commission will entertain the position that the Intervenors have taken in their previously-filed testimony that LG&E should refund approximately $183 million to its customers. LG&E believes that remaining at issue in the proceeding is what amount, if any, of the approximately $30 million it collect-ed subject to refund under a rate case order issued in 1988 should be returned to ratepayers. Of this amount, LG&E has already returned to ratepayers under the 1989 settlement agreement approximately $11.1 million through refunds and rate reductions. LG&E has submitted testimony to the Commission which recom-mends that it be allowed to recover this amount. However, LG&E is unable to predict the outcome of the Commission proceedings, or the amount of additional refunds or recoveries, if any, that may be ordered.

Southampton. As reported in the Form 8-K dated July 1, 1994, the Federal Energy Regulatory Commission (FERC) issued a ruling denying the request of LG&E-Westmoreland Southampton (the Partnership) for a limited waiver of certain technical qualifying facility (QF) operating standard requirements at its Southampton plant in 1992.

The Southampton plant, a 63-megawatt coal-fired plant in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Co. (Virginia Power) as a QF under the Public Utility Regulatory Policies Act (PURPA). The plant began commercial operation in 1992. Virginia Power filed a motion to intervene in the proceedings before the FERC in May 1994, contending that the plant was not entitled to payments of $17.4 million it received from Virginia Power during 1992. The FERC's order on July 7, 1994, denied the Partnership's request for the waiver and directed the Partnership to show cause as to why it should not be required to file new rate schedules reflecting sales to Virginia Power in 1992 as a utility, rather than a QF. The Partnership intended to file its request for rehearing on August 8, 1994, which was the date it was due. On August 9, 1994, the Partnership filed with the FERC its request for rehearing along with a motion to consider its request for rehearing as timely filed or, in the alternative, to treat its request for rehearing as a motion for recon-sideration. If the FERC does not consider the Partnership's request for rehearing as timely filed, the Partnership may have waived its right to seek judicial review of the FERC's order of July 7, 1994. Through its request for rehearing (or reconsideration), the Partnership is seeking a reversal of the FERC's order of July 7, 1994, or, in the alternative, a clarification of the FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under the Public Utility Holding Company Act (PUHCA), utility laws in Virginia and various portions of the Federal Power Act. In the event the FERC grants the Partnership's alternative request for relief, the Partnership will owe a refund to Virginia Power of at least $500,000.

LG&E Energy Corp., which through various wholly-owned subsidiaries indirectly owns a 50 percent interest in the Partnership, believes that the FERC should grant the Partnership the relief that it is seeking and, accordingly, believes that the ultimate resolution of the matter will not have a material adverse effect on its consolidated results from operations or its financial condition. Nevertheless, in light of the FERC's order of July 7, 1994, and the arguable lateness of the filing of the request for rehearing one day out of time, the Company cannot predict what action the FERC ultimately will take. Possible consequences from an adverse FERC decision include refunds and potential regulatory and other problems under PUHCA, Virginia utility law and the Federal Power Act, the scope and amount of which cannot be determined at this time.

Other. As discussed in Items 1 and 3 of the Company's 1993 Form 10-K, LPI has announced a preliminary agreement with DuPont to form a partnership that will own, improve and operate energy production facilities at nine DuPont manufac-turing facilities. Virginia Power has made an administrative filing with the SCC requesting that the SCC, among other things, enter a declaratory order determining that the proposed arrangement is unlawful and violates Virginia Power's rights under its certificate of public convenience and necessity. On July 1, 1994, DuPont filed a motion with the SCC, in which LPI joined, to dismiss the proceedings, stating that the SCC has no jurisdiction over the case, as it is not yet ripe for adjudication. Due to the preliminary nature of this proceeding, it is not possible to predict with any certainty its outcome at this time. Nonetheless, LPI intends to vigorously pursue the proposed transaction.

Item 4.  Submission of Matters to a Vote of Security Holders.

a)   The Company's Annual Meeting of Stockholders was held on May 24, 1994.

b)   Not applicable.

c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

 1. The stockholders voted to elect the Company's nominees for election to the Board of Directors as follows:

     William C. Ballard, Jr. - 26,683,957.400 shares in favor of election and 277,812.112 shares withheld;

     S. Gordon Dabney - 26,700,967.516 shares in favor of election and 260,801.996 shares withheld; and

     T. Ballard Morton, Jr. - 26,706,984.986 shares in favor of election and 254,784.526 shares withheld.

 2. The stockholders voted 26,548,492.972 shares of Common Stock in favor of and 171,597.360 shares of Common Stock against the approval of Arthur Andersen & Co. as independent auditors for the Company for 1994. Holders of 241,679.180 shares of Common Stock abstained from voting on this matter.

 3. The stockholders voted 23,180,224.316 shares of Common Stock in favor of and 2,659,397.400 shares of Common Stock against the adoption of the LG&E Energy Corp. Stock Option Plan for Non-Employee Directors of the Company. Holders of 1,122,147.796 shares of Common Stock abstained from voting on this matter.

d)   Not applicable.

Item 6(b).  Reports on Form 8-K.

Current Report on Form 8-K dated July 1, 1994, stating the LG&E-Westmoreland Southampton partnership will seek rehearing on FERC QF ruling.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  August 12, 1994                /s/ Charles A. Markel
                                      Charles A. Markel
                                      Corporate Vice President, Finance
                                      and Treasurer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)