Form 10-K/A
period 1993-12-31
LG&E ENERGY CORP
filed 1994-09-22
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K/A

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

                                               Name of each exchange on
             Title of each class                   which registered
       Common Stock, without par value          New York Stock Exchange
                                                          and
    Rights to Purchase Series A Preferred       Chicago Stock Exchange
          Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1994, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,182,187,260 and the number of outstanding shares of the registrant's common stock, without par value, was 32,966,801.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's proxy statement filed with the Commission on March 28, 1994, is incorporated by reference into Part III of this Form 10-K.

                       LG&E Energy Corp. and Subsidiaries

                           Amendment to 1993 Form 10-K

The Company is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 1993 (the "Form 10-K"), to amend Schedule IX - Short-Term Borrowings For the Three Years Ended December 31, 1993, that appeared under Item 14(a)2 of the Form 10-K. The original Schedule IX showed the amount of Other Notes in Column B for 1993 (i.e., the amount outstanding at December 31, 1993) as $48,065,000. This amendment changes that amount to $20,000,000. The amended version of Schedule IX appears on the next page.

                                                                 Schedule IX

                       LG&E Energy Corp. and Subsidiaries
                Schedule IX - Short-Term Borrowings (As Amended)
                   For the Three Years Ended December 31, 1993
                                (Thousands of $)

           Column A        Column B  Column C  Column D   Column E   Column F

                                                Maximum
                                     Weighted   Amount     Average   Weighted
                                      Average  Outstand-   Amount     Average
                                     Interest   ing at      Out-     Interest
                          Balance at   Rate    Month-End  standing     Rate
        Short-Term Bank     End of    at End    During   During the During the
        Borrowings (1)       Year     of Year  the Year   Year (2)   Year (3)

1993:
 Trust Demand Notes . . $       -       -
 Other Notes. . . . . .    20,000      3.75%
  Total . . . . . . . .   $20,000      3.75%  $66,000    $49,500       3.73%

1992:
 Trust Demand Notes . .   $ 8,000      3.45%
 Other Notes. . . . . .    50,000      3.81%
  Total . . . . . . . .   $58,000      3.78%  $70,000    $46,358       3.95%

1991:
 Trust Demand Notes . .   $12,000      4.21%
 Other Notes. . . . . .         -       -
  Total . . . . . . . .   $12,000      4.21%  $28,200    $20,933       6.32%


Notes:
1.  See Note 9 of Notes to Financial Statements under Item 8.
2.  Computed on average monthly balances.
3.  Computed on a daily weighted average basis.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  September 22, 1994             /s/ Charles A. Markel
                                      Charles A. Markel
                                      Corporate Vice President, Finance
                                      and Treasurer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)