Form 10-Q
period 1994-09-30
LG&E ENERGY CORP
filed 1994-11-14
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q

                                November 14, 1994
                                     8:30 am


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1994


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,013,149 shares, without par value, as of October 31, 1994.

         Part I.  Financial Information - Item 1.  Financial Statements

                       LG&E Energy Corp. and Subsidiaries
                              Statements of Income
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Nine Months Ended
                                          Sept. 30,                  Sept. 30,
                                       1994      1993       1994       1993

REVENUES:
 Electric . . . . . . . . . . . . .$169,718   $181,114   $436,504   $443,393
 Gas. . . . . . . . . . . . . . . .  20,500     19,380    146,631    133,891
 Non-utility. . . . . . . . . . . .  12,352     20,456     56,251     82,430
  Total revenues. . . . . . . . . . 202,570    220,950    639,386    659,714

COST OF REVENUES:
 Fuel and power purchased . . . . .  41,460     47,668    118,564    125,311
 Gas supply expenses. . . . . . . .  12,374     11,560     98,220     88,409
 Development and construc-
  tion costs. . . . . . . . . . . .  11,045     19,764     47,173     73,403
    Total cost of revenues. . . . .  64,879     78,992    263,957    287,123

Gross profit. . . . . . . . . . . . 137,691    141,958    375,429    372,591

OPERATING EXPENSES:
 Operation and maintenance. . . . .  52,394     55,499    170,475    164,681
 Depreciation and amortization. . .  21,047     20,376     63,121     61,246
 Non-recurring charges (Note 3) . .         -         -    48,743          -
  Total operating expenses. . . . .  73,441     75,875    282,339    225,927

Equity in earnings of
 joint ventures . . . . . . . . . .   5,777      2,797     11,457      6,269

OPERATING INCOME. . . . . . . . . .  70,027     68,880    104,547    152,933

Other income (deductions) (Note 9)    3,378        319      9,702       (871)
Contribution to charitable
 foundation (Note 4). . . . . . . .       -          -     15,000          -
Interest charges. . . . . . . . . .  10,755     11,660     32,066     35,921

Income from continuing oper-
 ations before income taxes . . . .  62,650     57,539     67,183    116,141

Income taxes. . . . . . . . . . . .  24,071     22,931     23,717     44,330

Income from continuing oper-
 ations before preferred
 dividends. . . . . . . . . . . . .$ 38,579   $ 34,608   $ 43,466   $ 71,811

                       LG&E Energy Corp. and Subsidiaries
                          Statements of Income (cont.)
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Nine Months Ended
                                          Sept. 30,                  Sept. 30,
                                       1994      1993       1994       1993

Income from continuing oper-
 ations before preferred
 dividends. . . . . . . . . . . . .$ 38,579   $ 34,608   $ 43,466   $ 71,811

Preferred dividends . . . . . . . .   1,503      1,348      4,261      4,603

INCOME FROM CONTINUING
 OPERATIONS . . . . . . . . . . . .  37,076     33,260     39,205     67,208

Income from discontinued operations,
 net of income taxes of $1,182
 and $3,609 (Note 5). . . . . . . .       -      1,841          -      5,598
Gain on sale of discontinued
 operations, net of income
 taxes of $35,048 (Note 5). . . . .         -         -    51,805          -

Income before cumulative effect of
 change in accounting principle . .  37,076     35,101     91,010     72,806

Cumulative effect of change
 in accounting principle, net of
 income taxes of $2,280 (Note 6). .         -         -    (3,369)         -

NET INCOME. . . . . . . . . . . . .$ 37,076   $ 35,101   $ 87,641   $ 72,806

Average common shares
 outstanding. . . . . . . . . . . .  32,994     32,769     32,983     32,612

EARNINGS PER SHARE:
 Continuing operations. . . . . . .$    1.12 $    1.02  $    1.19  $    2.06
 Income from discontinued
  operations. . . . . . . . . . . .       -        .05          -        .17
 Gain on sale of discontinued
  operations. . . . . . . . . . . .       -          -       1.57          -
 Cumulative effect of accounting
  change. . . . . . . . . . . . . .         -         -      (.10)         -
    Total earnings per share. . . .$    1.12 $    1.07  $    2.66  $    2.23

                       LG&E Energy Corp. and Subsidiaries
                                 Balance Sheets
                                   (Unaudited)
                                (Thousands of $)

                                     ASSETS

                                                       Sept. 30,     Dec. 31,
                                                         1994          1993

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,515,768   $2,464,101
 Less:  reserve for depreciation. . . . . . . . . . .   877,876      823,141
  Net utility plant . . . . . . . . . . . . . . . . . 1,637,892    1,640,960

OTHER PROPERTY AND INVESTMENTS - less reserve:
 Investments in affiliates. . . . . . . . . . . . . .   90,339        63,241
 Other (Note 8) . . . . . . . . . . . . . . . . . . .   53,564        24,949
 Investment in discontinued operations (Note 5) . . .           -     84,284
  Total other property and investments. . . . . . . .   143,903      172,474

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .   64,392        67,377
 Marketable securities (Note 8) . . . . . . . . . . .   93,437             -
 Accounts receivable - less reserve . . . . . . . . .   88,033       124,504
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .   13,374        12,075
  Gas stored underground. . . . . . . . . . . . . . .   33,809        33,370
  Other . . . . . . . . . . . . . . . . . . . . . . .   38,150        40,357
 Prepayments and other. . . . . . . . . . . . . . . .      5,256       1,600
  Total current assets. . . . . . . . . . . . . . . .   336,451      279,283

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .   23,785        24,698
 Accumulated deferred income taxes. . . . . . . . . .   79,879        58,675
 Regulatory asset - income taxes. . . . . . . . . . .   38,860        39,651
 Other. . . . . . . . . . . . . . . . . . . . . . . .    40,095       69,053
  Total deferred debits and other assets. . . . . . .   182,619      192,077
    Total assets. . . . . . . . . . . . . . . . . . .$2,300,865   $2,284,794

                       LG&E Energy Corp. and Subsidiaries
                             Balance Sheets (cont.)
                                   (Unaudited)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       Sept. 30,     Dec. 31,
                                                         1994          1993

CAPITALIZATION:
 Common stock, without par value -
  Authorized 75,000,000 shares;
  outstanding 33,013,149 shares
  and 32,956,148 shares (Note 2). . . . . . . . . . .$  460,887   $  458,940
 Common stock expense . . . . . . . . . . . . . . . .     (899)         (899)
 Unrealized loss on marketable
  securities, net of income
  taxes of $1,780 (Note 8). . . . . . . . . . . . . .   (3,064)            -
 Retained earnings. . . . . . . . . . . . . . . . . .   307,194      271,606
  Total common equity . . . . . . . . . . . . . . . .  764,118       729,647
 Cumulative preferred stock . . . . . . . . . . . . .  116,716       116,716
 Long-term debt . . . . . . . . . . . . . . . . . . .   662,866      662,879
  Total capitalization. . . . . . . . . . . . . . . . 1,543,700    1,509,242

CURRENT LIABILITIES:
 Notes payable. . . . . . . . . . . . . . . . . . . .        -        20,000
 Accounts payable . . . . . . . . . . . . . . . . . .   72,741       111,192
 Common dividends declared. . . . . . . . . . . . . .   17,745        17,137
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   27,645        11,267
 Accrued interest . . . . . . . . . . . . . . . . . .   11,718        12,864
 Other. . . . . . . . . . . . . . . . . . . . . . . .    29,315       38,394
  Total current liabilities . . . . . . . . . . . . .   159,164      210,854

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  345,387       345,630
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   88,004        91,572
 Customers' advances for construction . . . . . . . .    8,258         7,384
 Regulatory liability - income taxes. . . . . . . . .   47,998        46,528
 Other. . . . . . . . . . . . . . . . . . . . . . . .   108,354       73,584
  Total deferred credits and other liabilities. . . .   598,001      564,698
    Total capital and liabilities . . . . . . . . . .$2,300,865   $2,284,794

                       LG&E Energy Corp. and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited - Thousands of $)

                                                          Nine Months Ended
                                                              Sept. 30,
                                                        1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . .$  87,641     $  72,806
 Items not requiring cash currently:
  Cumulative effect of change
    in accounting principle . . . . . . . . . . . . .    3,369             -
  Non-recurring charges . . . . . . . . . . . . . . .   48,743             -
  Depreciation and amortization . . . . . . . . . . .   63,121        61,246
  Deferred income taxes - net . . . . . . . . . . . .  (14,083)        2,614
  Investment tax credit - net . . . . . . . . . . . .   (3,568)      (11,856)
  Undistributed earnings of joint ventures. . . . . .   (6,698)       (3,566)
  Income from discontinued operations . . . . . . . .        -        (5,598)
  Gain on sale of discontinued operations . . . . . .  (90,878)            -
  Other . . . . . . . . . . . . . . . . . . . . . . .   13,871        23,178
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .   36,471        (7,513)
  Materials and supplies. . . . . . . . . . . . . . .      469         2,194
  Accounts payable. . . . . . . . . . . . . . . . . .  (38,451)      (10,834)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   16,378        18,498
  Accrued interest. . . . . . . . . . . . . . . . . .   (1,146)       (2,213)
  Prepayments and other . . . . . . . . . . . . . . .  (12,735)       (5,214)
 Other. . . . . . . . . . . . . . . . . . . . . . . .      892         1,558
  Net cash provided by operating activities . . . . .  103,396       135,300

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of capital asset. . . . . . . . . . . . . . . .        -        91,076
 Purchases of securities. . . . . . . . . . . . . . . (231,122)      (18,303)
 Proceeds from sales of securities. . . . . . . . . .  102,867         7,530
 Construction expenditures. . . . . . . . . . . . . .  (58,228)      (63,892)
 Investment in affiliates . . . . . . . . . . . . . .  (20,400)            -
 Proceeds from sale of discontinued operations. . . .  170,000             -
  Net cash (used for) provided by
    investing activities. . . . . . . . . . . . . . .$ (36,883)    $  16,411

                       LG&E Energy Corp. and Subsidiaries
                        Statements of Cash Flows (cont.)
                          (Unaudited - Thousands of $)

                                                          Nine Months Ended
                                                              Sept. 30,
                                                        1994           1993

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock . . . . . . . . . . . . . .$   1,947     $  18,642
 Issuance of preferred stock. . . . . . . . . . . . .        -        24,716
 Issuance of bonds. . . . . . . . . . . . . . . . . .        -       175,433
 Redemption of preferred stock. . . . . . . . . . . .        -       (25,558)
 Retirement of bonds. . . . . . . . . . . . . . . . .        -      (205,872)
 Payment of notes payable . . . . . . . . . . . . . .  (20,000)       (8,000)
 Payment of common dividends. . . . . . . . . . . . .  (51,445)      (49,004)
  Net cash used for financing activities. . . . . . .  (69,498)      (69,643)

NET (DECREASE) INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .   (2,985)       82,068

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   67,377        21,997

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$  64,392     $ 104,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$  66,815     $  40,858
    Interest on borrowed money. . . . . . . . . . . .   32,235        38,222

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LG&E Energy Corp. and Subsidiaries
                         Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                     Three Months Ended    Nine Months Ended
                                          Sept. 30,                  Sept. 30,
                                       1994      1993       1994       1993

Balance at beginning of period. . . $287,863   $255,257   $271,606   $251,121
Net income. . . . . . . . . . . . .   37,076     35,101     87,641     72,806
Subtotal. . . . . . . . . . . . . .  324,939    290,358    359,247    323,927
Cash dividends declared on
 common stock ($.5375, $.52,
 $1.5775 and $1.525 per share). . .   17,745     17,069     52,053     49,820
Preferred stock redemption
 expense. . . . . . . . . . . . . .         -         -          -        818

Balance at end of period. . . . . . $307,194   $273,289   $307,194   $273,289

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

   In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclo-sures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain amounts in the statements of income and cash flows for the three- and nine-month periods ended September 30, 1993, have been restated to be consistent with the presentation for the three- and nine-month periods ended September 30, 1994, with no impact on previously reported net income or earnings per share.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1993.

2. Changes in common stock outstanding during the nine months ended September 30, 1994, were:

                                                       Shares         $000's

   Outstanding January 1                             32,956,148      $458,940

   Issued under the Employee
     Common Stock Purchase Plan                          41,436         1,377
   Issued under the Omnibus Long-Term
     Incentive Plan                                      15,565           570

   Outstanding September 30                          33,013,149      $460,887

   Under the Company's nonqualified stock option plan, there were 184,201 options outstanding as of September 30, 1994, of which 131,571 were exer-cisable.

3. Effective January 1, 1994, the Company realigned its business to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. Under the realignment, a national business unit, LG&E Energy Services, was formed to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. LG&E, an electric and gas utility that is the Company's principal subsid-iary, will increase its focus on customer service and develop more customer options as the utility industry becomes more competitive in the future.

   In addition to the realignment, LG&E reevaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Public Service Commission of Kentucky. LG&E completed its study in the first quarter of 1994 and decided to write off several non-recurring items amounting to approximately $38.6 million before tax. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Public Service Commission of Kentucky, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and work force reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emission from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Account-ing for Post-Retirement Benefits Other Than Pensions.

   LG&E Power Inc. (LPI) set up a reserve for $10.1 million, before tax, for the costs related to vacating leased office space. This cost and the costs mentioned above that were incurred by LG&E have been classified as non-recurring charges in the accompanying statements of income.

4. In the first quarter of 1994, the Board of Directors of the Company ap-proved the formation of a tax-exempt charitable foundation which will make charitable contributions to qualified persons and entities. The Board authorized an initial contribution to the foundation of up to $15 million. Accordingly, the Company recorded a pretax charge against income and accrued $15 million to fund the contribution. On June 6, 1994, the Inter-nal Revenue Service issued a letter stating that it had determined the foundation was exempt from Federal income tax under the Internal Revenue Code. Funding of the initial contribution is expected to be completed by year end. Contributions made from this foundation will not be charged against income and, therefore, will not affect the Company's net income in the future.

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

6. The Company adopted SFAS No. 112 (Statement of Financial Accounting Stan-dards No. 112, Employers' Accounting for Post-Employment Benefits) in the first quarter of 1994. SFAS No. 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

7. In connection with the financing of various power projects, Energy Systems and LPI provide equity funding commitments and guarantee the construction and performance of the projects. Ascertainable equity funding commitments were $54 million at September 30, 1994, and $36 million at December 31, 1993. Contingent construction and project performance guarantees totaled $221 million at September 30, 1994, and $198 million at December 31, 1993.

   Westmoreland Energy Inc. (WEI) is a partner along with LPI in six cogeneration projects in operation or under construction. Under an agree-ment signed on April 15, 1993, Energy Systems has guaranteed (in exchange for fees and other consideration) the equity funding commitment of WEI in connection with the following three projects: Roanoke Valley I, Roanoke Valley II, and Rensselaer. The additional commitments resulting from this agreement total $36 million.

   During December 1993, the Company signed an agreement with Greyrock Capital Group, Inc. (Greyrock, formerly known as Nations Financial Capital Corpora-tion) under which Greyrock agreed, in exchange for fees, to assume $26.9 million of the Company's contingent equity funding commitment for Roanoke Valley I and II resulting from its April 15, 1993, agreement with WEI. Reference is also made to Part II - Item 5, Other Information herein for a discussion of the bankruptcy filing of Westmoreland Coal Company, parent of WEI, and its possible ramifications for the Company.

   In November 1994, the Company announced that one of its subsidiaries, LG&E International Inc., had formed a joint venture that will build and operate a natural-gas-fired power plant in north central Argentina. The plant is scheduled to be built and operational by July 1995. The other partners in the project are Sideco Americana, S.A., an Argentine engineering and construction company, and Charter Oak Energy, Inc., a non-utility subsid-iary of Northeast Utilities. Additional equity funding commitments of LG&E International resulting from the joint-venture agreement total approximate-ly $18 million.

8. The Company adopted the provisions of SFAS No. 115 (Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities) effective January 1, 1994. Accordingly, investments in marketable securities have been determined to be "available-for-sale" and are stated at market value in the accompanying September 30, 1994, balance sheet. Available-for-sale securities at September 30, 1994, consisted of $93 million classified as marketable securities and $50 million classified as other property and investments in the accompanying balance sheet.

9. Other income and deductions consisted of the following:

                                     Three Months Ended    Nine Months Ended
                                          Sept. 30,                  Sept. 30,
                                       1994      1993       1994       1993

   Fee income . . . . . . . . . . .  $1,188    $     -     $4,750   $      -
   Gains (losses) on securities . .    (831)        83     (2,571)        42
   Interest and dividend income . .   3,322        971      8,330      2,550
   Gains (losses) on fixed asset
    disposals . . . . . . . . . . .      28       (418)     1,069     (1,238)
   Donations. . . . . . . . . . . .    (106)      (222)    (1,053)      (847)
   Other. . . . . . . . . . . . . .    (223)       (95)      (823)    (1,378)

   Total. . . . . . . . . . . . . .  $3,378      $ 319    $ 9,702     $ (871)

10. Reference is made to Part II herein - Item 1, Legal Proceedings and Item 5, Other Information.

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

              Three Months Ended September 30, 1994, Compared with
                      Three Months Ended September 30, 1993

The increase in net income was due primarily to increased equity in the earnings of joint ventures at LPI and increases in fee income and interest income, partially offset by decreased earnings at LG&E. The increase in LPI's earnings resulted from the start-up of two new power plants, and the decrease in LG&E's earnings reflects a 10% decrease in electric sales to residential customers attributable to the cooler summer weather and decreased off-system sales.

A comparison of utility operating revenues for the quarter ended September 30, 1994, with the quarter ended September 30, 1993, reflects increases and decreases which have been segregated by the following principal causes:

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                     $     904       $ 1,231
 Variation in sales volume, etc.                        (7,086)         (710)

    Total                                               (6,182)          521

Sales for resale                                        (5,237)            -
Gas transportation - net                                     -           635
Other                                                       23           (36)

    Total                                             $(11,396)      $ 1,120

The decrease in non-utility revenues resulted from lower levels of construction activity on LPI's Roanoke Valley I and Rensselaer projects. The lower activity was due to the projects nearing completion in 1994. Partially offsetting this decrease was an increase in revenues resulting from construction activity on LPI's Roanoke Valley II project in 1994.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased decreased 13% for the quarter. Fuel expenses de-creased $2.1 million (5%) for the quarter primarily because of a decrease in the cost of coal burned ($1.2 million) and decreased generation of 3%. Power purchased decreased $4.1 million primarily because less power was wheeled for other utilities as a result of the milder weather in the region.

Gas supply expenses increased $.8 million (7%) due mainly to an increase in net gas supply cost ($1.8 million), partially offset by a 9% decrease in the volume of gas delivered to the distribution system.

Development and construction costs decreased due mainly to the lower level of construction activity on LPI's Roanoke Valley I and Rensselaer projects, partially offset by an increase resulting from construction activity on LPI's Roanoke Valley II project.

Operation and maintenance expenses decreased $3.1 million (6%) due to a lower level of repairs at LG&E's power plants related to sulfur dioxide removal equipment and lower general and administrative expenses at LPI ($.8 million).

Depreciation and amortization increased because of increased depreciable plant in service.

The increase in equity in earnings of joint ventures was due to the start-up of operations at LPI's Rensselaer and Roanoke Valley I cogeneration projects and at its Windpower projects in California and Minnesota. With the start of commercial operations, each of the joint ventures receives revenues related to available capacity and electricity sold pursuant to a power purchase agreement with a neighboring utility. See Item 1, Legal Proceedings of Part II of this Report for a discussion of the lawsuit against Virginia Power relating to Virginia Power's failure to pay amounts alleged to be owed under the power purchase agreement for the electricity sold from the ROVA I project. Revenues, expenses and earnings from other joint ventures of LPI remained substantially unchanged during the three months ended September 30, 1994, as compared to the three months ended September 30, 1993. See Item 5 in Part II of this Report for a discussion of the filing of a bankruptcy petition by Westmoreland Coal Company, which is the parent company of several subsidiaries that are partners with LPI at several cogeneration projects.

Other income and deductions increased as a credit to income due to an increase in interest income resulting from investing the proceeds from the sale of the Company's interest in NGC. Also contributing to the increase were fees received from Westmoreland Energy Inc. (WEI) for Energy Systems' guarantee of WEI's equity funding commitments on various cogeneration projects (see Notes 7 and 9).

Interest charges decreased because of a lower composite interest rate on outstanding debt and a reduction in notes payable. A component of interest expense was the cost associated with $30 million of interest rate swaps that LG&E entered into as a standard hedging device in connection with the issuance of Pollution Control Bonds Series S due September 1, 2017, in 1992. The swaps are designed to reduce the Company's exposure to interest rate risk. During the three months ended September 30, 1994, LG&E received interest at a compos-ite rate of 2.89% and paid interest at a composite rate of 4.55% pursuant to the swaps.

The provision for income taxes increased due to an increase in pretax income, partially offset by the effect of an adjustment recorded in 1993 to reflect the increase in the federal statutory rate from 34% to 35%.

Income from discontinued operations reflects the sale of the Company's invest-ment in NGC in January 1994. See Note 5 of Notes to Financial Statements.

               Nine Months Ended September 30, 1994, Compared with
                      Nine Months Ended September 30, 1993

The increase in net income was due primarily to the recognition of a gain on the sale of the Company's interest in NGC (see Note 5) and higher earnings (before non-recurring charges) at LG&E and LPI. The LG&E increase resulted mainly from increased sales of electricity and natural gas to retail customers, and the LPI increase resulted from increased equity in the earnings of joint ventures. Increases in fee and interest income also contributed to the increase in net income. Partially offsetting these increases in net income were decreases resulting from recording non-recurring charges (see Note 3), the expense associated with the initial contribution to a tax-exempt charitable foundation (see Note 4), the cumulative effect of a change in accounting principle (see Note 6), and from the absence of income from discontinued operations.

A comparison of utility operating revenues for the nine months ended September 30, 1994, with the nine months ended September 30, 1993, reflects increases and decreases which have been segregated by the following principal causes:

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                      $    436       $ 3,430
 Variation in sales volume, etc.                         3,656         9,565

    Total                                                4,092        12,995

Sales for resale                                       (10,064)            -
Gas transportation - net                                     -          (226)
Other                                                     (917)          (29)

    Total                                             $ (6,889)      $12,740

The decrease in non-utility revenues resulted from lower levels of construction activity on LPI's Roanoke Valley I and Rensselaer projects. The lower activity was due to the projects' nearing completion in 1994. Partially offsetting this decrease was an increase resulting from construction activity on LPI's Roanoke Valley II project in 1994.

Fuel and power purchased decreased 5% for the nine months. Fuel expenses decreased $1.5 million (1%) for the nine months primarily because of a decrease in the cost of coal burned. Power purchased declined $5.3 million largely because less power was wheeled for other utilities as a result of the milder weather in the region.

Gas supply expenses increased $9.8 million (11%) because of an increase in the volume of gas delivered to the distribution system ($5.5 million) and the higher cost of gas supply.

Development and construction costs decreased because of the lower level of construction activity on LPI's Roanoke Valley I and Rensselaer projects, partially offset by an increase resulting from construction activity on LPI's Roanoke Valley II project.

Operation and maintenance expenses increased $5.8 million (4%) primarily as a result of increased costs to operate LG&E's electric power plants and gas and electric distribution systems ($1.4 million), an increase in various adminis-trative expenses at LG&E ($.7 million), an increase in LG&E's provision for uncollectible accounts ($.6 million), and an increase in LG&E's storm damage expenses caused by the severe winter weather during the first quarter ($3 million). Also contributing to the increase was a $1.5 million increase in corporate expenses. Partially offsetting these increases was a decrease resulting from fewer repairs of a routine nature at LG&E.

Depreciation and amortization increased because of increased depreciable plant in service.

Non-recurring charges include LG&E's write off of costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Account-ing Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. Non-recurring charges also include a reserve to record costs related to LPI's vacating leased office space. See Note 3 of Notes to Finan-cial Statements.

The increase in equity in earnings of joint ventures was due to the start-up of operations at LPI's Rensselaer and Roanoke Valley I cogeneration projects and at its Windpower projects in California and Minnesota. With the start of commercial operations, each of the joint ventures receives revenues related to available capacity and electricity sold pursuant to a power purchase agreement with a neighboring utility. See Item 1, Legal Proceedings of Part II of this Report for a discussion of the lawsuit against Virginia Power relating to Virginia Power's failure to pay amounts alleged to be owed under the power purchase agreement for the electricity sold from the ROVA I project, which failure adversely impacts the economics of the project. Revenues, expenses and earnings from other joint ventures of LPI remained substantially unchanged during the three months ended September 30, 1994, as compared to the three months ended September 30, 1993. See Item 5 in Part II of this Report for a discussion of the filing of a bankruptcy petition by Westmoreland Coal Company, which is the parent company of several subsidiaries that are partners with LPI at several cogeneration projects.

Other income and deductions increased because of fees received from Westmoreland Energy Inc. (WEI) for Energy Systems' guarantee of WEI's equity funding commitments on various cogeneration projects (see Note 7), and an increase in interest income resulting from investing the proceeds from the sale of the Company's interest in NGC. Also contributing to the increase was LG&E's recognition of a gain on the sale of fully-depreciated heavy equipment. See
Note 9.

The contribution to charitable foundation represents the initial contribution to a tax-exempt charitable foundation. See Note 4 of Notes to Financial Statements.

Interest charges decreased because of a lower composite interest rate on outstanding debt and a reduction in notes payable. A component of interest expense was the cost associated with $30 million of interest rate swaps that LG&E entered into as a standard hedging device in connection with the issuance of Pollution Control Bonds Series S due September 1, 2017, in 1992. The swaps are designed to reduce the Company's exposure to interest rate risk. During the nine months ended September 30, 1994, LG&E received interest at a composite rate of 2.6% and paid interest at a composite rate of 4.55% pursuant to the swaps.

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

                         Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal cash generation, the lack of any short-term borrowings and the significant investment in marketable securities at September 30, 1994.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protect the environment. Capital funds are also needed for partner-ship equity contributions in connection with independent power production projects in the non-utility business. During the nine months ended September 30, 1994, utility construction expenditures of $57 million and equity commit-ments of $20.4 million for non-utility projects were financed with internally-generated funds. The additional equity investment consisted primarily of LPI's investment in a partnership that owns and manages wind power projects. LPI's share of the earnings of affiliates, net of distributions received, also contributed to the increase.

During 1994, the Company invested $128 million in marketable securities. At September 30, 1994, such securities amounted to $143 million; $93 million classified as marketable securities and $50 million classified as other property and investments.

At September 30, 1994, loan agreements and lines of credit were in place totaling $320 million ($25 million for LG&E Energy Corp., $145 million for LG&E, and $150 million for Energy Systems) for which the companies pay commit-ment or facility fees. There were not any outstanding borrowings under these credit lines at September 30, 1994. These credit lines are scheduled to expire at various times between 1994 and 1996, and management intends to renegotiate them when they expire.

Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather in LG&E's service territory, which has a direct effect on sales of electricity and gas.

The Company's capitalization ratios at September 30, 1994, and December 31, 1993, were:

                                                Sept. 30,  Dec. 31,
                                                  1994       1993

Long-term debt                                     42.9%     43.4%
Notes payable                                       -         1.3
Preferred stock                                     7.6       7.6
Common equity                                      49.5      47.7
 Total                                            100.0%    100.0%

For a description of new commitments subsequent to September 30, 1994, refer-ence is made to Part II - Item 5, Other Information. For a description of significant contingencies that may affect the Company, reference is made to
Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) Item 1 Business, Item 3 Legal Proceedings, Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition, and Notes 10 and 11 of the Notes to Financial Statements under Item 8 Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (ii) Part II, Item 1 Legal Proceedings, Financial Statements and Supplementary Data in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994; and (iii) the Company's Current Reports on Form 8-K dated July 1, 1994 and September 30, 1994. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1993 Form 10-K, March 1994 Form 10-Q, June 1994 Form 10-Q, July 1, 1994 Form 8-K and September 30, 1994 Form 8-K.

Environmental. As discussed in Note 10 of the Notes to Financial Statements under Item 8 of the 1993 Form 10-K and in Part II, Item 1, of the June 1994 Form 10-Q, in June 1992, the U.S. Environmental Protection Agency (USEPA) identified LG&E as a potentially responsible party (PRP) allegedly liable under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) for $1.6 million in costs allegedly incurred by USEPA in cleanup of the Sonora site and Carlie Middleton Burn site located in Hardin County, Kentucky. The USEPA has since increased the amount of its demand to $1.8 million to reflect additional cleanup costs. In September 1994, USEPA filed a CERCLA cost recovery action in the U.S. District Court for the Western District of Kentucky against LG&E and six other parties. In LG&E's opinion, the resolution of this issue will not have a material adverse impact on its financial position or results of operations.

As discussed in Note 10 of the Notes to Financial Statements under Item 8 of the Company's 1993 Form 10-K and in Part II, Item 1, of the June 1994 Form 10-Q, in August 1993, 34 persons filed a complaint in Jefferson Circuit Court against LG&E seeking certification of a class consisting of all persons within
2.5 miles of its Mill Creek generating plant. The plaintiffs seek compensation for alleged personal injury and property damage attributable to emissions from the Mill Creek plant, injunctive relief, a fund to finance medical monitoring of area residents, and other relief. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. In a related matter, LG&E has made extensive efforts to settle property damage claims of certain Mill Creek area residents who are not parties to the pending litiga-tion. LG&E has recorded an accrual of $15 million for settlement of these individual property damage claims.

As previously reported, in 1992, LG&E entered two agreed orders with the Air Pollution Control District (APCD) of Jefferson County in which LG&E committed to undertake remedial measures to address certain particulate emissions and excess sulfur dioxide emissions from its Mill Creek generating plant. In May 1994, LG&E completed all specified remedial measures in accordance with the terms of the Agreed Orders. LG&E incurred total capital expenditures of approximately $33 million on the project, with an additional $2 million expected to be incurred through 1996 on related modifications. LG&E has agreed to commence a joint field sampling program with the APCD to demonstrate the effectiveness of the remedial measures.

In March 1994, the APCD adopted a regulation requiring a 15% reduction from 1990 levels in volatile organic compound (VOC) emissions from industrial sources. There are currently no demonstrated technologies for control of VOC emissions from coal-fired utility boilers. Consequently, compliance with the regulation could require limits on generation at the Mill Creek and Cane Run plants, unless the APCD adopts a provision for compliance through utilization of banked emission allowances. LG&E is currently negotiating with the APCD in an effort to demonstrate its eligibility for an exclusion from the VOC reduc-tion requirements or identify alternatives to the current regulation. LG&E is currently unable to predict the outcome or exact impact of this matter.

Trimble County Generating Plant. As discussed in Note 11 of the Notes to Financial Statements under Item 8 of the Company's 1993 Form 10-K and in Part II, Item 1, of the March 1994 Form 10-Q and the June 1994 Form 10-Q, on
January 7, 1994, LG&E filed testimony with the Kentucky Public Service Commis-sion (Commission) in which it recommended that the Commission allow it to recover the approximately $11.1 million it refunded to customers under the 1989 settlement agreement. Testimony was filed by intervenors, including the Kentucky Attorney General, the Jefferson County Attorney, the Metro Human Needs Alliance, and the Kentucky Industrial Utility Customers. Their testimony recommended that the Commission order LG&E to refund approximately $183 million, based upon their argument that LG&E should refund 25% of the revenue requirements associated with Trimble County's construction-work-in-progress
(CWIP) collected through rates over the course of the Trimble County construc-tion project.

On March 25, 1994, the Kentucky Attorney General and the Jefferson County Attorney (Intervenors) filed a motion with the Commission in which they requested that two of the three members of the Commission and certain unspeci-fied Commission staff employees be recused from further participation in the case. The intervenors supported the motion by arguing that past statements and orders of the Commission in this and other proceedings showed that the Commis-sioners had prejudged the issues relevant to the current proceeding. The issues referred to in the motion centered on the Intervenors' claims that LG&E should refund 25% of all revenues associated with Trimble County CWIP collected through rates during the course of the plant's construction.

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

The Commission made its July 8, 1994, order final and appealable. The order also stated that the Commission would not take any further action in this case pending the passage of the statutory amount of time to file an appeal. On July 27, the Intervenors filed with the Commission a Petition for Rehearing of the July 8 order, and the Kentucky Industrial Utility Customers (KIUC) filed an Application for Rehearing with the Commission as well. On July 29, 1994, the City of Louisville filed a pleading with the Commission in which it indicated its support for and joinder in KIUC's Application.

On August 16, 1994, the Commission entered an Order which denied the request for rehearing. On August 24, 1994, the Kentucky Attorney General, Jefferson County Attorney, and the Metro Human Needs Alliance filed a joint Motion to Admit Evidence, which requested the Commission to indicate whether the intervenors' previously filed testimony on retroactive ratemaking and refund of revenues collected prior to 1988 will be admitted into evidence. The Commis-sion has not ruled on this Motion.

On September 7, 1994, the Intervenors filed a Complaint with the Franklin Circuit Court in which they requested that the court prohibit Commissioners Overbey and Davis from participating in the case, and appoint two special Commissioners to hear the underlying case. The Complaint also requested the Court to require the Commission to consider the issue of refunds based upon pre-1988 CWIP, and to consider all evidence and testimony offered by them. On September 30, 1994, the Commission filed a Motion to Dismiss the Complaint on the grounds that the Intervenors had failed to serve their Complaint on all parties to the underlying proceedings as required by law, and had failed to designate the Commission record to the court in a timely manner. LG&E, on October 10, 1994, filed its response in support of the Commission's motion. On November 7, 1994, the Court dismissed the Complaint, ruling that the Commission's orders of July 8 and August 16 were interlocutory in nature and could not be appealed until the Commission had entered a final order in the proceeding.

LG&E believes that the Commission's July 8 order makes it unlikely that the Commission will entertain the position that the Intervenors have taken in their previously-filed testimony that LG&E refund approximately $183 million to its customers. LG&E believes that remaining at issue is what amount, if any, of the approximately $30 million it collected subject to refund under a rate case order issued in 1988 should be returned to ratepayers. Of this amount, LG&E has already returned to ratepayers under the 1989 settlement agreement approxi-mately $11.1 million through refunds and rate reductions. However, LG&E is unable to predict the outcome of the Commission proceedings, or the amount of additional refunds or recoveries, if any, that may be ordered.

Environmental Cost Recovery. On October 7, 1994, LG&E filed an application with the Kentucky Public Service Commission in which it requested approval of an environmental cost recovery surcharge to recover the costs LG&E has and will incur to comply with federal, state, and local environmental requirements that apply to coal combustion wastes and by-products from its generating facilities. Under state law, the Commission has until April 7, 1995, to rule on the application. If approved, LG&E estimates that the surcharge will increase electric revenues by $5.5 million in 1995 and $8.3 million in 1996.

Southampton. As reported in the Form 8-K dated July 1, 1994, and the Form 10-Q for the quarter ended June 30, 1994, LG&E Westmoreland Southampton (the Partnership) has been seeking a reversal of the Federal Energy Regulatory Commission's (FERC) order of July 7, 1994, denying the Partnership's request for a limited waiver of certain technical qualifying facility operating standard requirements at its Southampton plant in 1992.

On August 24, 1994, Virginia Power filed a motion for leave to respond to the Partnership's request for rehearing and response to request for rehearing, and a response to the Partnership's show cause order. On September 6, 1994, the Partnership filed with the FERC its answer to Virginia Power's motion for leave to respond and response to request for rehearing, and response to motions concerning request for rehearing.

On September 6, 1994, the FERC granted itself an extension of time to act on the Partnership's request for rehearing, tolling the 30 day period in which the FERC was to have acted on the Partnership's rehearing request. The parties have fully briefed and submitted to the FERC their respective motions with respect to the request for rehearing and are awaiting the FERC's decision. The Company believes that the FERC should grant the Partnership the relief that it is seeking and, accordingly, believes the ultimate resolution of the matter will not have a material adverse effect on its consolidated results from operations or its financial condition. Nevertheless, in light of the FERC's July 7, 1994 order, and the arguable lateness of the filing of the request for rehearing one day out of time, the Company cannot predict what action the FERC ultimately will take. Possible consequences from an adverse decision include refunds and potential regulatory and other problems under PUHCA, Virginia utility law and the Federal Power Act, the scope and amount of which cannot be determined at this time.

Rensselaer. The Rensselaer plant, a 79 megawatt, natural-gas-fired facility in Rensselaer, New York, produces steam and electricity from a combined-cycle gas and steam turbine-generator system as a QF under the Public Utility Regulatory Policies Act (PURPA). The project is jointly owned by LPI and Westmoreland Energy, Inc. through a general partnership - LG&E-Westmoreland Rensselaer. The facility supplies process steam to BASF Corporation and bulk electric power under contract to Niagara Mohawk Power Corporation (Niagara Mohawk).

As a result of problems encountered during the start-up and testing of the facility, the facility's commercial operation date was pushed back from February, 1994 to April, 1994, and the Rensselaer facility did not meet the FERC's operating or efficiency standard for 1993 and may not meet the efficien-cy standard for 1994. LG&E-Westmoreland Rensselaer filed a waiver request with the FERC on October 17, 1994, requesting a temporary waiver of the operating and efficiency standards for 1993 and, if necessary, the efficiency standard for 1994.

The Company, which indirectly owns a 50 percent interest in the project, believes that the FERC should grant the waiver based upon past precedent and, accordingly, believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated results from operations or its financial condition. The problems which occurred at the Rensselaer facility during start-up and testing were not caused, and could not have been avoided, by LG&E-Westmoreland Rensselaer. However, the Company cannot predict what action the FERC may take. Possible consequences could include potential regulatory and other problems under PUHCA, New York utility law and the Federal Power Act, the scope and amount of which cannot be determined at this time.

Roanoke Valley I Facility. The Company owns a 50% interest in Westmoreland-LG&E Partners (WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments. From May 1994 through October 1994, Virginia Power withheld approximately $5.7 million of these capacity payments during periods of forced outages, which were billed and recorded as revenue by WLP. The Company has recorded 50% of the earnings of WLP under the equity method of accounting. On October 31, 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power has breached the PPA in withholding such payments and has breached the implied covenant of good faith and fair dealing. The Company believes WLP should be entitled to recover the capacity payments during the forced outages that were withheld by Virginia Power and should prevail in this matter, ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 25 years of the PPA. However, the Company is unable to predict the outcome of this proceeding, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP.

Other. As discussed in Items 1 and 3 of the Company's 1993 Form 10-K and Item 1 Legal Proceedings in Part II of the Company's Form 10-Q for the quarter ended June 30, 1994, LPI announced a preliminary agreement with DuPont to form a partnership that would own, improve and operate energy production facilities at nine DuPont manufacturing sites. Virginia Power filed a request with the Virginia's State Corporation Commission (SCC) for declaratory judgment deter-mining that the proposed partnership is unlawful.

As reported in the Company's Current Report on Form 8-K, dated September 30, 1994, LPI announced that it ended negotiations with DuPont without reaching final agreement on a plan to form the above-mentioned power partnership, which has caused the proceedings before the SCC to become moot.

Item 5.  Other Information.

LG&E has entered into an agreement with East Kentucky Power Cooperative, Inc., to provide about 40 megawatts of electricity to Gallatin Steel Company's new steel mill in north central Kentucky. The agreement, which takes effect on February 1, 1995, will continue for 10 years and is expected to result in approximately $6 million of revenues annually. Gallatin makes steel for manufacturing plants in Kentucky. LG&E will supply the electricity from its power plants in the Louisville area. This transaction was negotiated by LG&E Power Marketing, Inc., an affiliate of the Company, and the terms of the transaction were approved by the Public Service Commission of Kentucky.

In November 1994, the Company announced that one of its subsidiaries, LG&E International Inc., had formed a joint venture that will build and operate a natural-gas-fired power plant in north central Argentina. The plant is scheduled to be built and operational by July 1995. The other partners in the project are Sideco Americana, S.A., an Argentine engineering and construction company, and Charter Oak Energy, Inc., a non-utility subsidiary of Northeast Utilities. The Company expects that LG&E International's equity investment in the joint venture will total $18 million.

The Company owns or is developing six independent power projects with Westmoreland Energy, Inc. (WEI) -- Roanoke Valley I, Roanoke Valley II, Rensselaer, Hopewell, Altavista and Southampton. On November 8, 1994, Westmoreland Coal Company (Westmoreland), the parent of WEI, together with certain of Westmoreland's subsidiaries other than WEI, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. According to Westmoreland, this filing was made in order to facilitate the sale of its Kentucky Criterion Coal unit, and will leave unaffected all of Westmoreland's existing debt obligations and stockholder interests. The Company is currently reviewing the various agreements and commitments relative to those six power projects, and it appears that technical defaults may have resulted with certain of the project lenders by reason of the bankruptcy filing.

Remedies available to those lenders by reason of a default would include, among other things, the imposition of higher interest rates on their outstanding loans, the suspension of further construction funding (if any) under their loans, the imposition of restrictions on project partner distributions, the acceleration of the principal loan balances and foreclosure on the projects, and the acceleration of the equity contributions to be made by the relevant project partners.

As indicated in Note 7, WEI and the Company have certain equity funding commitments relative to the Roanoke Valley I, Roanoke Valley II and Rensselaer projects, and a portion of WEI's commitments have been guaranteed by Energy Systems and assumed by Greyrock. The Roanoke Valley I, Rensselaer, Hopewell, Altavista and Southampton projects are in commercial operation, and are generating sufficient cash flows to meet the scheduled debt service require-ments under the project loans.

Based upon discussions with the projects' lenders and other factors, the Company has no information that causes it to anticipate that the project lenders or others will take action as a result of the technical defaults that would adversely affect the projects or the Company's interests, or that would require changes in the operation of the projects.

Item 6(a).  Exhibits.

Exhibit
Number              Description

27                  Financial Data Schedule.
99.01               Description of Common Stock.

Item 6(b).  Reports on Form 8-K.

Current Report on Form 8-K dated July 1, 1994, stating that the LG&E-Westmoreland Southampton partnership will seek rehearing on FERC QF ruling.

Current Report on Form 8-K dated September 30, 1994, stating that LPI announced that it ended negotiations with DuPont without reaching final agreement on a plan to form a partnership that would own, improve and operate energy produc-tion facilities at nine DuPont manufacturing sites.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  November 14, 1994              /s/ Charles A. Markel
                                      Charles A. Markel
                                      Corporate Vice President, Finance
                                      and Treasurer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)