Form 10-K
period 1994-12-31
LG&E ENERGY CORP
filed 1995-03-28
CIK 861388

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended DECEMBER 31, 1994
                                             -----------------


                        Commission file number 1 - 10568

                                LG&E ENERGY CORP.
                                -----------------
             (Exact name of registrant as specified in its charter)

                    Kentucky                           61  -  1174555
                    --------                           --------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          220 West Main Street                              40232
            P.O. Box 32030                                  -----
             Louisville, KY                               (Zip Code)
             --------------
     (Address of principal executive offices)

                                 (502) 627-2000
                                  -------------
                         (Registrant's telephone number)

           Securities registered pursuant to section 12(b) of the Act:

                                                       Name of each exchange on
          Title of each class                               which registered
          -------------------                               ----------------
     Common Stock, without par value                   New York Stock Exchange
                                                                 and
  Rights to Purchase Series A Preferred                Chicago Stock Exchange
         Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1995, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,282,673,044 and the number of outstanding shares of the registrant's common stock, without par value, was 33,028,551.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The Company's proxy statement filed with the Commission on March 16, 1995, is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .    1
          Organization . . . . . . . . . . . . . . . . . . . . . . . .    1
          Louisville Gas and Electric Company
            General. . . . . . . . . . . . . . . . . . . . . . . . . .    3
            Electric Operations. . . . . . . . . . . . . . . . . . . .    5
            Gas Operations . . . . . . . . . . . . . . . . . . . . . .    7
            Regulation and Rates . . . . . . . . . . . . . . . . . . .    8
            Construction Program and Financing . . . . . . . . . . . .    9
            Coal Supply. . . . . . . . . . . . . . . . . . . . . . . .    9
            Gas Supply . . . . . . . . . . . . . . . . . . . . . . . .   10
            Environmental Matters. . . . . . . . . . . . . . . . . . .   11
          LG&E Energy Systems Inc. . . . . . . . . . . . . . . . . . .   11
          Labor Relations. . . . . . . . . . . . . . . . . . . . . . .   15
          Employees. . . . . . . . . . . . . . . . . . . . . . . . . .   15
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   18
Item  4.  Submission of Matters to a Vote of Security Holders. . . . .   19
Executive Officers of the Company. . . . . . . . . . . . . . . . . . .   20

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . .   22
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . .   23
Item  7.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . . . . . . .   23
Item  8.  Financial Statements and Supplementary Data. . . . . . . . .   33
Item  9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure . . . . . . . . . . . . . . . . .   61

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant (a) . . .   62
Item 11.  Executive Compensation (a) . . . . . . . . . . . . . . . . .   62
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management (a) . . . . . . . . . . . . . . . . . . . .   62
Item 13.  Certain Relationships and Related Transactions (a) . . . . .   62

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K. . . . . . . . . . . . . . . . . .   62
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   73
Exhibit 21 - Subsidiaries of the Registrant. . . . . . . . . . . . . .   74
Exhibit 23 - Consent of Independent Public Accountants . . . . . . . .   75

(a) Incorporated by reference.

                                     Part I.

Item 1.  Business.

                             OVERVIEW OF OPERATIONS

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

LG&E is a regulated public utility that supplies natural gas to approximately 266,000 customers and electricity to approximately 341,000 customers in Louisville and adjacent areas in Kentucky. LG&E's service area covers approximately 700 square miles in 17 counties and has an estimated population of 800,000. Included in this area is the Fort Knox Military Reservation, to which LG&E provides both gas and electric service, but which maintains its own distribution systems. LG&E also provides gas service in limited additional areas. LG&E's coal-fired electric generating plants, which are all equipped with systems to remove sulfur dioxide, produce most of LG&E's electricity; the remainder is generated by a hydroelectric power plant and combustion turbines. Underground gas storage fields help LG&E provide economical and reliable gas service to customers. During 1994, the Company's financial condition and results of operation depended to a large degree on the financial condition and results of operations of LG&E.

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

In 1992, Energy Systems acquired a 36.5% interest in Natural Gas Clearinghouse
(NGC), and in January 1994, it sold that interest. See Note 3 of Notes to Financial Statements under Item 8 for a further discussion of the sale of NGC.

Effective January 1, 1994, the Company realigned its business to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. Under the realignment, a national business unit, LG&E Energy Services was formed to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. The realignment has allowed Louisville Gas and Electric Company, the Company's principal subsidiary, to increase its focus on customer service and develop more customer options as the utility industry becomes more competitive.

As part of the business realignment, a new subsidiary was formed to market power throughout the United States. LG&E Power Marketing Inc. (LPM), an indirect wholly owned subsidiary of the Company, was among the first utility-affiliated marketers in the country to secure FERC approval to sell power at market-based rates and engage in wholesale power marketing activities.

The realignment does not affect the Company's legal structure, regulation of LG&E by the Public Service Commission of Kentucky (Kentucky Commission or Commission) or the Company's status as an exempt holding company.

In August 1994, a partnership formed by LPI and Kenetech Windpower Inc. for the purpose of owning and operating power plants producing electricity from wind turbines, completed two projects in Buffalo Ridge, Minnesota, and Palm Springs, California. LPI's investment in the projects totaled $20.4 million.

In November 1994, the Company announced that one of its subsidiaries, LG&E International Inc., had formed a joint venture that will build and operate a natural-gas-fired power plant in north central Argentina. The plant is scheduled to be built and operational by the third quarter of 1995. The other partners in the project are Sideco Americana, S.A., an Argentine engineering and construction company, and Charter Oak Energy, Inc., a non-utility subsidiary of Northeast Utilities. The Company intends to continue to pursue international projects that have an acceptable level of risk and provide an opportunity to earn an above average rate of return.

The Company has also announced that LPI has formed a joint venture for the purpose of owning and operating power plants producing electricity from wind turbines in Culberson County, Texas. The project will be constructed by CNF Constructors Inc., a Kenetech Windpower Inc. affiliate. The other partners in the venture will be Kenetech Windpower Inc. and Quixx Corporation, a wholly owned subsidiary of Southwestern Public Service Company. Operations are expected to begin in the fourth quarter of 1995.

On February 10, 1995, LG&E Energy Corp. signed definitive agreements to purchase Hadson Corporation (Hadson) for $143 million, plus acquisition related fees and expenses. Hadson, based in Dallas, Texas, is involved in the marketing, gathering, processing, storage and transportation of natural gas and natural gas liquids. The sale is subject to necessary regulatory filings and approvals, and satisfaction of certain other conditions. Closing is scheduled to occur in the second quarter of 1995.

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

The Company is not a public utility under the laws of the Commonwealth of Kentucky and is not subject to regulation as such by the Kentucky Commission. See Louisville Gas and Electric Company - Regulation and Rates below for a description of the regulation of LG&E by the Kentucky Commission, which includes the ability to regulate certain inter-company transactions between LG&E and the Company, including the Company's non-utility subsidiaries.

                       LOUISVILLE GAS AND ELECTRIC COMPANY

General

LG&E's Trimble County Unit 1 (Trimble County or the Unit), a 495-megawatt, coal-fired electric generating unit, which LG&E began constructing in 1979, was placed in commercial operation on December 23, 1990. The Unit has been subject to numerous reviews by the Kentucky Commission. In July 1988, the Kentucky Commission issued an order stating that 25% of the total cost of the Unit would not be allowed for ratemaking purposes. LG&E has sold a 25% ownership interest in the Unit. For a more detailed discussion of the proceedings relating to Trimble County Unit 1 and the sale of 25% of the Unit, see Electric Operations and Notes 14 and 15 of Notes to Financial Statements under Item 8.

The Clean Air Act Amendments of 1990 impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric generating plants. LG&E is closely monitoring the continuing rule-making process in order to assess the precise impact of the legislation on LG&E. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation.
However, as part of its ongoing capital construction program, LG&E has spent $10 million to date and anticipates incurring capital expenditures of approximately $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on LG&E is expected to be minimal. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities. For a more detailed discussion of the Clean Air Act and other environmental issues, see Environmental Matters under this Item, Item 3, Item 7, and Note 13 of Notes to Financial Statements under Item 8.

Competition among energy suppliers is increasing. In particular, competition for off-system sales, which is based primarily on price and availability of energy, has become much more intense in recent years. The addition of electric generating capacity by other utilities in the Midwest has reduced the opportunities for LG&E to make interchange sales and has heightened price competition for such sales. However, such additional capacity has made lower cost power available for purchase by LG&E which, in certain instances, is at a cost lower than the variable cost of generating power from the generating stations owned by LG&E. In addition, the 1992 Energy Policy Act provides utilities a wider choice of sources for their electrical supply than previously available. The Act also creates generating supply options that did not exist under previous legislation and is expected to increase competition for wholesale electric sales. See Energy Policy Act of 1992 under Item 7 for a further discussion. LG&E is responding to increased competition in a number of ways designed to lower its costs and increase sales.

One such response has been the realignment by LG&E Energy Corp. into new business units as described on pages 1 and 2 effective January 1, 1994. The realignment will allow LG&E to increase its focus on customer service and to develop more customer options as the utility industry becomes more competitive. The realignment does not affect the regulation of LG&E by the Commission.

LG&E envisions an open electricity transmission system that facilitates delivery of competitively priced power to all customers in the region. Toward that vision, LG&E filed tariffs with FERC in 1994 which would provide transmission service to wholesale customers at rates, terms, and conditions which are comparable to those which LG&E applies to itself. This comparable transmission service is a key feature of a more competitive electric utility industry.

As part of its efforts to retain existing customers and expand to new customers, in 1994 LG&E began securing long-term, mutually beneficial written contracts with key customers. By entering into such agreements, LG&E is assured of a market for its energy and can prudently invest in plant and equipment upgrades and enhanced delivery services that will benefit customers and make the utility more competitive. In 1994, LG&E also formalized its economic development strategic plan, integrating many of its industry-attraction efforts with that of the city of Louisville and other regional businesses.

By using gas storage fields strategically, LG&E can buy gas when prices are low, store it, and retrieve the gas when demand is high. Accessing least cost gas was made easier in November 1993 when FERC's Order No. 636 went into effect. Previously, LG&E and other utilities purchased most of their gas services from pipeline companies. The order "unbundled" gas services, allowing utilities to purchase gas, transportation, and storage services separately from many different sources. Currently, LG&E buys competitively priced gas from several large producers under contracts of varying duration. By purchasing from multiple suppliers, and storing any excess gas, LG&E is able to secure favorably priced gas for its customers. Without storage capacity, LG&E would be forced to buy additional gas when customer demand increases, which is usually when the price is highest. See FERC Order No. 636 under Item 7 for a further discussion.

LG&E is experiencing some of the issues common to electric and gas utility companies, namely, increased competition for customers and costs of compliance with environmental laws and regulations.

For the year ended December 31, 1994, 74% of total utility revenues was derived from electric operations and 26% from gas operations. Electric and gas operating revenues and the percentages by classes of service on a combined basis for this period were as follows:


                                             (Thousands of $)
                                 Electric         Gas    Combined    % Combined
                                 --------         ---    --------    ----------
     Residential                 $194,145    $110,553    $304,698            43%
     Commercial                   155,847      40,474     196,321            28
     Industrial                   108,004      27,956     135,960            19
     Public authorities            53,191      12,930      66,121            10
                                 --------    --------    --------           ---
        Total-ultimate consumers  511,187     191,913     703,100           100%
     Sales for resale              42,720           -      42,720           ---
     Gas transported-net                -       6,759       6,759           ---
     Miscellaneous                  5,420       1,457       6,877
                                 --------    --------    --------
        Total                    $559,327    $200,129    $759,456
                                 --------    --------    --------
                                 --------    --------    --------


See Note 17 of Notes to Financial Statements under Item 8 for financial information concerning segments of business for the three years ended December 31, 1994.

Electric Operations

The sources of electric operating revenues and the volumes of sales for the three years ended December 31, 1994, were as follows:


                                              1994           1993          1992
                                              ----           ----          ----
     ELECTRIC OPERATING REVENUES
     (Thousands of $):
     Residential                          $194,145       $195,273      $174,559
     Small commercial and industrial        70,916         70,106        66,183
     Large commercial                       84,931         84,231        80,041
     Large industrial                      108,004        104,506       101,699
     Public authorities                     53,191         52,183        49,599
                                          --------       --------      --------
        Total-ultimate consumers           511,187        506,299       472,081
     Sales for resale                       42,720         60,060        50,097
     Miscellaneous                           5,420          5,268         3,965
                                          --------       --------      --------
        Total                             $559,327       $571,627      $526,143
                                          --------       --------      --------
                                          --------       --------      --------

     ELECTRIC SALES (Thousands of kwh):
     Residential                         3,204,330      3,230,463     2,923,517
     Small commercial and industrial     1,073,152      1,056,977     1,010,830
     Large commercial                    1,729,668      1,696,686     1,624,441
     Large industrial                    2,874,411      2,736,269     2,671,212
     Public authorities                  1,085,741      1,053,928     1,004,911
                                        ----------     ----------    ----------
        Total-ultimate consumers         9,967,302      9,774,323     9,234,911
     Sales for resale                    2,315,311      3,346,107     3,234,758
                                        ----------     ----------    ----------
        Total                           12,282,613     13,120,430    12,469,669
                                        ----------     ----------    ----------
                                        ----------     ----------    ----------


At December 31, 1994, LG&E had 340,810 electric customers.

LG&E uses efficient coal-fired boilers that are fully equipped with sulfur dioxide removal systems to generate electricity. LG&E's system wide emission rate for sulfur dioxide in 1994 was approximately .84 lbs./MMBtu of heat input, which is significantly below the Phase II limit of 1.2 lbs./MMBtu established by the Clean Air Act Amendments for the year 2000.

On Monday, August 30, 1993, LG&E set a record local peak load of 2,239 Mw, when the temperature at the time of peak reached 94 degrees Fahrenheit (average for the day was 84 degrees Fahrenheit). The 1994 maximum local peak load of 2,219 Mw occurred on Wednesday, June 15, when the temperature at the time of peak was 95 degrees Fahrenheit (average for the day was 85 degrees Fahrenheit). The record system peak of 3,223 Mw (which included purchases from and short-term sales to other electric utilities) occurred on Thursday, May 30, 1991.

LG&E's current reserve margin is 16%. At February 28, 1995, LG&E owned steam and combustion turbine generating facilities with a capacity of 2,613 Mw and an 80 Mw hydroelectric facility on the Ohio River. See Item 2, Properties.

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

LG&E entered into an agreement with East Kentucky to provide about 40 megawatts of electricity to Gallatin Steel Company's (Gallatin) new steel mill in north central Kentucky. The agreement will continue for 10 years and is expected to result in approximately $6 million of revenues annually. Gallatin makes steel for manufacturing plants in Kentucky. LG&E will supply the electricity from its power plants in the Louisville area. This transaction was negotiated by LPM, an affiliate of the Company, and the terms of the transaction were approved by the Kentucky Commission.

LG&E and East Kentucky had an agreement that allowed East Kentucky to purchase power during its peak season, and LG&E to sell power during its off-peak season. The agreement entitled East Kentucky to buy from LG&E up to 145 megawatts from mid-December to mid-February through 1994-95.

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

Electric and magnetic fields (sometimes referred to as EMF) surround electric wires or conductors of electricity such as electrical tools, household wiring and appliances, and high voltage electric transmission lines such as those owned by LG&E. Certain studies have suggested a possible association between electric and magnetic fields and adverse health effects. The Electric Power Research Institute, of which LG&E is a participating member, has expended approximately $75 million since 1987 in its investigation and research with regard to possible health effects posed by exposure to electric and magnetic fields.

Gas Operations

The sources of gas operating revenues and the volumes of sales for the three years ended December 31, 1994, were as follows:


                                              1994           1993          1992
                                              ----           ----          ----
     GAS OPERATING REVENUES
     (Thousands of $):
     Residential                          $110,553       $112,508       $96,175
     Commercial                             40,474         43,568        36,801
     Industrial                             27,956         28,310        26,156
     Public authorities                     12,930         13,846        13,884
                                          --------       --------      --------
        Total-ultimate consumers           191,913        198,232       173,016
     Gas transported-net                     6,759          5,147         4,169
     Miscellaneous                           1,457          1,536         1,341
                                           -------        -------       -------
        Total                             $200,129       $204,915      $178,526
                                          --------       --------      --------
                                          --------       --------      --------

     GAS SALES (Millions of cu. ft.):
     Residential                            22,935         24,330        22,465
     Commercial                              9,450         10,308         9,527
     Industrial                              7,505          7,817         8,077
     Public authorities                      3,268          3,515         3,864
                                           -------        -------       -------
        Total-ultimate consumers            43,158         45,970        43,933
     Gas transported                         6,854          5,249         4,155
                                           -------        -------       -------
        Total                               50,012         51,219        48,088
                                           -------        -------       -------
                                           -------        -------       -------


At December 31, 1994, LG&E had 265,688 gas customers.

LG&E has underground natural gas storage fields that help provide economical and reliable gas service to ultimate consumers.

Reflecting the changing nature of the gas business, a number of industrial customers purchase their natural gas requirements directly from alternate suppliers for delivery through LG&E's distribution system. Generally, transportation of natural gas for LG&E's customers does not have an adverse effect on earnings because of the offsetting decrease in gas supply expenses. Transportation rates are designed to make LG&E economically indifferent as to whether gas is sold or merely transported.

The all-time maximum day gas sendout of 545,000 Mcf occurred on Sunday, January 20, 1985, when the average temperature for the day was -11 degrees Fahrenheit. During 1994, the maximum day gas sendout was 524,000 Mcf, occurring on January 15, when the average temperature for the day was 2 degrees Fahrenheit. Supply on that day consisted of 176,000 Mcf from purchases, 314,000 Mcf delivered from underground storage, and 34,000 Mcf transported for industrial customers. For further discussion, see Gas Supply.

In 1994, LG&E experienced its first full year operating under FERC Order
No. 636. While LG&E had previously been able to purchase natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas
Gas), LG&E now purchases only transportation services from Texas Gas pursuant to its FERC-approved tariff and acquires its supply of natural gas from other sources. For further discussion see Gas Supply and Note 13 of Notes to Financial Statements under Item 8.

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

For a discussion of current regulatory matters, see Rates and Regulation under
Item 7 and Notes 2 and 14 of Notes to Financial Statements under Item 8.

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

On January 1, 1994, LG&E implemented a Commission approved demand side management (DSM) program. The program contains a rate mechanism that provides for the recovery of DSM program costs, allows LG&E to recover revenues due to lost sales associated with the DSM programs and provides LG&E an incentive for implementing DSM programs. See Rates and Regulation under Item 7 for a further discussion of DSM.

On October 7, 1994, LG&E filed an application with the Kentucky Commission in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal. Under state law, the Commission has until April 7, 1995, to rule on the application. If LG&E's application is approved as filed, the surcharge will increase electric revenues by approximately $5.5 million in 1995 and $8.3 million in 1996. The Commission has previously approved environmental cost recovery surcharges for two other regulated electric utilities in Kentucky.

A management audit of LG&E, which began in September 1994, is nearing completion. Vantage Consulting Inc. is conducting the audit under contract to the Kentucky Commission. Vantage has interviewed some 300 employees and LG&E has made written responses to more than 800 requests for data and documents. The final report is not expected until June. A similar audit of LG&E was conducted in 1986 under a mandate from the 1984 Kentucky General Assembly that requires such audits of the Commonwealth's 10 largest utilities.

As part of the corporate reorganization whereby the Company became the parent of LG&E, LG&E obtained the approval of the Kentucky Commission. The order of the Kentucky Commission authorizing

LG&E to reorganize into a holding company structure contains certain provisions, which, among other things, ensure the Kentucky Commission access to books and records of the Company and its affiliates which relate to transactions with LG&E; require the Company and its subsidiaries to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by LG&E's customers; and preclude LG&E from guaranteeing any obligations of the Company without prior written consent from the Kentucky Commission. In addition, such order provides that LG&E's Board of Directors has the responsibility to use its dividend policy consistent with preserving the financial strength of LG&E and that the Kentucky Commission, through its authority over LG&E's capital structure, can protect LG&E's ratepayers from the financial effects resulting from non-utility activities.

Construction Program and Financing

LG&E's construction program is designed to assure that there will be adequate capacity to meet the future electric and gas needs of its service area. These needs are continually being reassessed and appropriate revisions are made, when necessary, in construction schedules. LG&E's estimates of its construction expenditures can vary substantially due to numerous items beyond LG&E's control, such as changes in rates, economic conditions, construction costs, and new environmental or other governmental laws and regulations.

For a further discussion of construction expenditures and financing, see Liquidity and Capital Resources under Item 7.

During the five years ended December 31, 1994, LG&E's gross property additions amounted to $501 million. Internally generated funds for the five year period were sufficient to provide for all of these gross additions. LG&E's gross additions during this period amounted to approximately 20% of total utility plant at December 31, 1994, and consisted of $391 million for electric properties and $110 million for gas properties. LG&E's gross retirements during the same period were $55 million, consisting of $44 million for electric properties and $11 million for gas properties.

Coal Supply

Approximately 90% percent of LG&E's present electric generating capacity is coal-fired, the remainder being made up of a hydroelectric plant and combustion turbine peaking units fueled by natural gas and oil. Coal will be the predominant fuel used by LG&E in the foreseeable future, with natural gas and oil being used for peaking capacity and flame stabilization in coal-fired boilers or in emergencies. LG&E has no nuclear generating units and has no plans to build any in the foreseeable future.

LG&E has entered into coal supply agreements with various suppliers for coal deliveries for 1995 and beyond. LG&E normally augments its coal supply agreements with spot market purchases which, during 1994, were about 10% of total purchases. LG&E has a coal inventory policy, which is in compliance with the Kentucky Commission's directives and which LG&E believes provides adequate protection under most contingencies. LG&E had on hand at December 31, 1994, a coal inventory of approximately 580,000 tons, or a 35 day supply.

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

The average delivered cost of coal purchased by LG&E, per ton and per million Btu, for the periods shown were as follows:


                                              1994           1993          1992
                                              ----           ----          ----
     Per ton                                $25.27         $26.58        $25.17
     Per million Btu                          1.10           1.14          1.09


Gas Supply

During 1994, LG&E experienced its first full year of operation under FERC Order No. 636. Although LG&E continues to transport natural gas supplies through Texas Gas at rates and terms regulated by the FERC, LG&E now purchases its supply of natural gas from other sources.

As a result of FERC Order No. 636 and effective November 1, 1993, LG&E entered into new transportation service agreements with Texas Gas. These agreements provide for 30,000 MMBtu (29,268 Mcf) per day in Firm Transportation (FT) throughout the year. This FT agreement expires October 31, 1995. During the winter months, LG&E also has 184,900 MMBtu (180,390 Mcf) per day in No-Notice Service (NNS); during the summer months that NNS level is 135,000 MMBtu (131,707
Mcf) per day. LG&E's NNS agreements with Texas Gas incorporate terms of two, five, and eight years, and include unilateral roll-over provisions at LG&E's option. These transportation services are provided by Texas Gas pursuant to its FERC-approved tariff.

LG&E has also entered into a series of long-term firm supply arrangements with various suppliers in order to meet its firm sales obligations. The gas supply arrangements include pricing provisions which are market-responsive. These firm supplies, in tandem with pipeline transportation services, provide the reliable and flexible supply needed to replace the bundled sales service supplied by the pipeline prior to the implementation of FERC Order No. 636.

During 1995, LG&E will be participating in several regulatory proceedings at FERC. In particular, LG&E will be involved in reviewing Texas Gas' most recent rate filing, and Texas Gas' filing to recover certain transition costs associated with the FERC-mandated implementation of FERC Order No. 636. As a separate matter, the Kentucky Commission has indicated in an order issued in its Administrative Case No. 346 that transition costs, which are clearly identified as being related to the cost of the commodity itself, are appropriately recoverable as a gas cost through LG&E's gas supply clause. See Note 13 of Notes to Financial Statements under Item 8.

LG&E operates five underground gas storage fields with a current working gas capacity of 14.6 million Mcf. Gas is purchased and injected into storage during the summer season and is then withdrawn to supplement pipeline supplies to meet the gas-system load requirements during the winter heating season.

The estimated maximum deliverability from storage during the early part of the 1993-1994 heating season was approximately 373,000 Mcf per day. Deliverability decreases during the latter portion of the heating season as the storage inventory is reduced by seasonal withdrawals.

The average cost per Mcf of natural gas purchased by LG&E was $2.78 in 1994, $2.91 in 1993, and $2.77 in 1992.

Environmental Matters

Protection of the environment is a major priority for LG&E. LG&E engages in a variety of activities within the jurisdiction of federal, state, and local regulatory agencies. Those agencies have issued LG&E permits for various activities subject to air quality, water quality, and waste management laws and regulations. For the five year period ending with 1994, expenditures for pollution control facilities represented $106 million or 21% of total construction expenditures. The cost of operating and maintaining scrubber-related facilities amounted to $22 million in both 1994 and 1993. LG&E's anticipated capital expenditures for 1995 to comply with environmental laws are approximately $16 million. See Note 13 of Notes to Financial Statements under
Item 8 for a discussion of specific environmental proceedings affecting LG&E.

                            LG&E ENERGY SYSTEMS INC.

In 1991, the Company formed LG&E Energy Systems Inc. (Energy Systems) to direct the Company's expansion into the non-utility marketplace. In December 1991, Energy Systems purchased Hadson Power Systems, Incorporated, which was renamed at the time of purchase to LG&E Power Systems Inc, and subsequently renamed LG&E Power Inc. (together with its subsidiaries, "LPI"). In 1992, Energy Systems acquired a 36.5% interest in Natural Gas Clearinghouse (NGC). In January 1994, the Company completed the sale of its equity interest in NGC to NOVA Corporation of Alberta, Canada. Accordingly, the Company's investment in NGC, equity interest in NGC's earnings and the related gain on sale has been classified as discontinued operations in the accompanying consolidated financial statements. See Note 3, Discontinued Operations.

LPI develops, designs, builds, owns, operates, and maintains power generation facilities that sell electric and steam energy to industrial and utility customers. LPI, through its predecessor, has been in the independent power business since 1982 and has approximately 300 employees. It currently has in operation or under construction, projects capable of generating over 700 megawatts of electric power capacity in Maine, North Carolina, Virginia, New York, California, Minnesota, and Texas. In November, 1994, the Company announced that one of its subsidiaries, LG&E International Inc., had formed a joint venture that will build and operate a natural gas fired power plant in north central Argentina. The Company intends to continue to pursue international projects that have an acceptable level of risk and provide an opportunity to earn an above average rate of return.

Except for its investments in wind power (see Item 2, Properties), each of the projects LPI has in operation or under construction within the United States will be a qualifying cogeneration facility under the Public Utility Regulatory Policy Act of 1978 (PURPA). See Item 3 and Note 13 of Notes to Financial Statements under Item 8 for a discussion of certain waiver requests regarding past operations at certain of these facilities. Certain partnerships, in which LPI has an ownership interest, are constructing or operating wind power facilities which are or will be qualifying small power production facilities under PURPA. In addition, LPI has obtained exempt wholesale generator (EWG) status for the entity which owns the Roanoke Valley I project in North Carolina. Such status will allow LPI to own and operate the 165 megawatt Roanoke Valley I facility without complying with PURPA's qualifying cogeneration facility operating standards. EWGs are not required to comply with such standards if the rates charged for a facility's electric generation have been accepted for filing by FERC. Such a filing was made and accepted for the Roanoke Valley I facility in December 1993.

In January 1995, four partnerships in which LPI has an ownership interest - LG&E-Westmoreland Hopewell, LG&E-Westmoreland Altavista, LG&E-Westmoreland Southampton and LG&E-Westmoreland

Rensselaer - applied to FERC for EWG status. In February 1995, FERC granted the applications and determined that each partnership is an EWG under PUHCA. These partnerships continue to maintain their QF status under PURPA.

Generally, qualifying facility status exempts projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organization regulation of electric utilities. Exempt wholesale generators also are exempt from application of the Holding Company Act and many provisions of the Federal Power Act, but once such an entity files its electric generation rates with FERC, it becomes a jurisdictional public utility under the Federal Power Act. As such a "public utility," an EWG's rates and some of its corporate activities are subject to FERC regulation. Exempt wholesale generators also are subject to non-rate regulation under state laws governing electric utilities. While qualifying facility or exempt wholesale generator status entitles LPI's projects to certain regulatory exceptions and benefits under PURPA and the Holding Company Act, each project must still comply with other federal, state, and local laws, including those regarding siting, construction, operation, licensing, and pollution abatement. Through an affiliate, LPI also operates and maintains 12 projects in which it does not have an ownership interest that are located in California, Pennsylvania, and Montana. In order to permit it to operate EWGs, such affiliate also has been designated as an exempt wholesale generator under the Holding Company Act.

Effective January 1, 1994, the Company realigned its business to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. Under the realignment, a national business unit, LG&E Energy Services was formed to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. As part of the business realignment, a new subsidiary was formed to market power throughout the United States. LG&E Power Marketing Inc. (LPM), an indirect wholly-owned subsidiary of the Company, was among the first utility marketers in the country to secure FERC approval for wholesale power marketing activities. The realignment does not affect the Company's legal structure, regulation of LG&E by the Commission or the Company's status as an exempt holding company.

LPI is currently involved in the construction of the Roanoke Valley II project. This project is owned with Westmoreland Energy, Inc., a subsidiary of the Westmoreland Coal Company (Westmoreland) and is expected to begin commercial operations in 1995. The construction of the Roanoke Valley I project in Weldon, North Carolina was completed and began commercial operations in 1994. Both facilities will share certain common facilities and sell electricity to Virginia Power and steam to Patch Rubber Company.

The financing and overall structure of the Roanoke Valley II project is similar to that followed for previous LPI cogeneration projects. Subsidiaries of LPI, as builder of the projects, are contractually obligated to construct the project and to assure it meets certain performance standards. Financing for the construction of the project is provided to a partnership which is the owner of the project and in which LPI (or a wholly owned entity) is a partner. The partners are obligated to make equity contributions to the project at various stages prior to its completion. Each project has a long-term contract with the local utility to purchase electricity generated by the project and for those projects which are qualifying cogeneration facilities, with an industrial company to purchase the steam for the project. Revenues from the sale of electricity and steam are designed to be sufficient to repay the debt incurred in financing the project. LPI's ownership interest in the project and the revenues from the sale of steam and electricity from the project are pledged as security to the lenders providing financing for the project. Although the financing of the project is non-recourse to the partnership owning the project, the various obligations of LPI under the contracts for construction of the project and LPI's equity commitments are guaranteed by Energy Systems.

In connection with the financing of various power projects, Energy Systems and LPI provide equity funding commitments and guarantee the construction and performance of the projects. Ascertainable equity funding commitments were $27 million and $36 million at December 31, 1994, and 1993, respectively.
Contingent construction and project performance guarantees totaled approximately $104 million and $198 million at December 31, 1994, and 1993, respectively.

Through a support agreement with Energy Systems for the benefit of certain Energy Systems' lenders, LG&E Energy Corp. has agreed to provide Energy Systems with the necessary funds and financial support to meet the foregoing contingencies.

Westmoreland Energy, Inc. (WEI) is a partner along with LPI in six cogeneration projects in operation or under construction. Under an agreement signed on April 15, 1993, Energy Systems guaranteed (in exchange for fees and other consideration) the equity funding commitment of WEI in connection with the following three projects: Roanoke Valley I, Roanoke Valley II and Rensselaer. The outstanding commitments resulting from this agreement total $4.6 million and $35.5 million as of December 31, 1994, and 1993, respectively. WEI funded their equity commitments for the Roanoke Valley I and Rensselaer projects on December 30, 1994.

During 1993, the Company signed an agreement with Greyrock Capital Group, Inc. (Greyrock, formerly known as Nations Financial Capital Corporation) under which Greyrock agreed, in exchange for fees, to assume $26.9 million of the Company's contingent equity funding commitment for Roanoke Valley I and II resulting from its April 15, 1993, agreement with WEI. As a result of WEI's equity funding on December 30, 1994, the Greyrock obligation to fund was reduced to $4.6 million, related solely to Roanoke Valley II.

On November 8, 1994, Westmoreland Coal Company (Westmoreland), the parent of WEI, together with certain of Westmoreland's subsidiaries other than WEI, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. According to Westmoreland, this filing was made in order to facilitate the sale of its Kentucky Criterion Coal unit (Kentucky Criterion), and would leave unaffected all of Westmoreland's existing debt obligations and stockholder interests. On December 16, 1994, the United States Bankruptcy Court for the District of Delaware issued an order confirming the Westmoreland Plan of Reorganization (the
Plan). Pursuant to the Plan, Westmoreland completed its sale of Kentucky Criterion to CONSOL of Kentucky, Inc. on December 22, 1994. The proceeds from the sale were used to pay in full Westmoreland's outstanding indebtedness to its principal creditors. After these payments, Westmoreland emerged from bankruptcy. The proceeds from the sale of Kentucky Criterion were also used to fund Westmoreland's equity commitments related to Roanoke Valley I and Rensselaer on December 30, 1994, as discussed above.

Technical defaults may have resulted with certain project lenders by reason of the bankruptcy filing. However, based upon discussions with the projects' lenders and their consent to the Kentucky Criterion sale, the Company does not anticipate that the projects' lenders or others will take action, as a result of the technical defaults, that would adversely affect the projects or the Company's interests, or that would have a material adverse effect on the Company's financial position or its consolidated results of operations.

The Southampton plant, a 63 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company (Virginia Power) as a qualifying facility (QF) under the Public Utility Regulatory Policies Act (PURPA). The plant began commercial operation in 1992. On July 7, 1994, FERC denied the request of LG&E-Westmoreland Southampton (the Partnership) for a waiver of certain qualifying facility requirements and directed the Partnership to show cause as to why it should not be required to file new cost-based rates for its 1992 electric sales to Virginia Power.

The Partnership filed a request for rehearing and a motion to consider its request for rehearing as timely filed, or in the alternative, to treat its request for rehearing as a motion for reconsideration, in August 1994, one day out of time. The Partnership is seeking a reversal of FERC's prior order, or, in the alternative, a clarification of FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under PUHCA, utility laws in Virginia and various portions of the Federal Power Act.

On August 24, 1994, Virginia Power filed a motion for leave to respond to the Partnership's request for rehearing and response to request for rehearing, and a response to the Partnership's show cause order. On September 6, 1994, the Partnership filed with FERC its answer to Virginia Power's motion and response. On September 6, 1994, FERC granted itself an extension of time to act on the Partnership's request for rehearing, tolling the 30-day period in which FERC was to have acted on the Partnership's rehearing request.

The parties have fully briefed and submitted to FERC their respective motions with respect to the request for rehearing and are awaiting FERC's decision. As of January 30, 1995, FERC had not acted on the Partnership's request for rehearing. The Company expects that FERC will grant the Partnership the relief that it is seeking and, accordingly, the ultimate resolution of the matter is not expected to have a material adverse effect on its consolidated results of operations or its financial condition. However, in light of FERC's July 7, 1994, order, and the arguable lateness of the filing of the request for rehearing one day out of time, the Company cannot predict what action FERC ultimately will take. Possible consequences from an adverse decision include refunds and potential regulatory and other problems under PUHCA, Virginia utility law and the Federal Power Act, the scope and amount of which cannot be determined at this time.

The Rensselaer plant, a 79 megawatt, natural-gas-fired facility in Rensselaer, New York, produces steam and electricity from a combined-cycle gas and steam turbine-generator system as a QF under PURPA. The project is jointly owned by LPI and WEI through a general partnership - LG&E-Westmoreland Rensselaer (LWR).

As a result of delays encountered during the start-up and testing of the facility, the facility's commercial operation date was pushed back from February 1994 to April 1994, and the Rensselaer facility was prevented from meeting FERC's operating or efficiency standard for the last month of 1993, and for 1994. LWR filed a waiver request with FERC on October 17, 1994, requesting a temporary waiver of the operating and efficiency standards for 1993 and the efficiency standard for 1994. As of January 30, 1995, FERC had not acted on LWR's waiver request.

The Company, which indirectly owns a 50% interest in the project, based upon past precedent, expects that FERC will grant the waiver and, accordingly, that the ultimate resolution of this matter should not have a material adverse effect on its consolidated results of operations or its financial condition. While the resolution of the Rensselaer matter is not expected to have a material adverse effect, the Company cannot predict what action FERC may take. Possible consequences could include potential regulatory and other problems under PUHCA, New York utility laws and the Federal Power Act, the scope and amount of which cannot be determined at this time.

The Company owns a 50% interest in Westmoreland-LG&E Partners (WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber

Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through December 1994, Virginia Power withheld approximately $6 million of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. On October 31, 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power has breached the PPA in withholding such payments. Virginia Power filed a motion to dismiss, in which it denied that its actions were in breach of the PPA. On March 17, 1995, the Circuit Court of the City of Richmond, Virginia, dismissed WLP's complaint. WLP is considering further action to protect its interests. In the Company's opinion, WLP is entitled to recover the capacity payments withheld by Virginia Power and should prevail in this matter ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 25 years of the PPA. However, the Company is unable to predict the outcome of this matter, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP.

On February 10, 1995, the Company announced that it reached definitive agreements with Hadson Corporation to purchase the Dallas-based natural gas marketing, gathering and processing company for $143 million. The acquisition involves Hadson Corporation and all of its subsidiaries, including Hadson Gas Systems, Inc., its natural gas marketing subsidiary, as well as the company's 1,300 miles of gas gathering systems, gas transmission systems, and gas processing and storage facilities. Hadson has marketing contracts and agreements with local distribution companies or industrial users in 36 states. Santa Fe Energy Resources, Inc., and The Prudential Insurance Company of America, which together own 65% of Hadson's common stock, have agreed to sell all of their Hadson equity securities and long-term debt to a subsidiary of the Company. The subsidiary will also acquire by merger all remaining Hadson common stock at a price of $2.75 a share. The acquisition is subject to necessary regulatory filings and approvals, and satisfaction of certain other conditions. The companies expect to close the transaction following Hadson's shareholders' meeting currently scheduled in the second quarter of this year. The boards of both companies have unanimously approved the transaction.

                                 LABOR RELATIONS

LG&E's 1,625 operating, maintenance, and construction employees are members of the International Brotherhood of Electrical Workers (IBEW) Local 2100. The current three-year contract will expire in November 1995.

                                    EMPLOYEES

The Company and its subsidiaries had 2,971 full-time employees at December 31, 1994. During the last quarter of 1993, LG&E eliminated a number of full-time positions. See Note 7 of Notes to Financial Statements under Item 8 for a further discussion of this matter.

ITEM 2.  Properties.

At February 28, 1995, LG&E owned the following electric generating stations:


                                                          Year in    Capability
                                                          Service   Rating (Kw)
                                                          -------   -----------
          Steam Stations:
          Mill Creek-Kosmosdale, Ky.
              Unit 1                                         1972       303,000
              Unit 2                                         1974       301,000
              Unit 3                                         1978       386,000
              Unit 4                                         1982       466,000
                                                                      ---------
                 Total Mill Creek                                     1,456,000

          Cane Run-near Louisville, Ky.
              Unit 3 (natural gas only)                      1958       115,000
              Unit 4                                         1962       155,000
              Unit 5                                         1966       168,000
              Unit 6                                         1969       240,000
                                                                      ---------
                 Total Cane Run                                         678,000

          Trimble County-Bedford, Ky. (1)
              Unit 1                                         1990       371,000

          Combustion Turbine Generators (Peaking capability):
          Zorn                                               1969        16,000
          Paddy's Run                                        1968        43,000
          Cane Run                                           1968        16,000
          Waterside                                          1964        33,000
                                                                       --------
             Total combustion turbine generators                        108,000
                                                                       --------

          Total capability rating                                     2,613,000
                                                                      ---------
                                                                      ---------



          (1)   Amount shown represents LG&E's 75% interest in the Unit.  See
                Note 15 of Notes to Financial Statements, Jointly Owned Electric Utility Plant, under Item 8 for a discussion of the sale of 25% of the Unit to IMEA and IMPA. LG&E is responsible for operation of the Unit and is reimbursed by IMEA and IMPA for expenditures related to the Unit based on their proportionate share of ownership interest.

LG&E's steam stations consist mainly of coal-fired units except for Cane Run Unit 3 which must use natural gas because of restrictions mandated by environmental regulations.

LG&E also owns an 80 Mw hydroelectric generating station located in Louisville, operated under license issued by the FERC.

At December 31, 1994, LG&E's electric transmission system included 21 substations with a total capacity of approximately 10,623,697 Kva and approximately 648 structure miles of lines. The electric distribution system included 83 substations with a total capacity of approximately 3,068,277 Kva, 3,505 structure miles of overhead lines, 233 miles of underground conduit, and 5,335 miles of underground conductors.

LG&E's gas transmission system includes 177 miles of transmission mains, and the gas distribution system includes 3,312 miles of distribution mains.

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

At December 31, 1994, LPI owned the percentage indicated of the following joint ventures producing electricity either in operation or being constructed:


                                                        Actual or     Actual or
                                                     Proposed Net       Planned
                               Ownership               Capability       Year in
Name                          Interest %      Fuel    Rating (Mw)       Service
- ----                          ----------      ----   ------------      --------
Babcock-Ultrapower Jonesboro          17      Wood             25          1986
Washington County, Maine

Babcock-Ultrapower West Enfield       17      Wood             25          1986
Penobscot County, Maine

LG&E Westmoreland-Southampton         50      Coal             63          1992
Franklin, Virginia

LG&E Westmoreland-Altavista           50      Coal             63          1992
Altavista, Virginia

LG&E Westmoreland-Hopewell            50      Coal             63          1992
Hopewell, Virginia

Westmoreland-LG&E Partners
 (Roanoke Valley I)                   50      Coal            165          1994
Weldon, North Carolina

LG&E Westmoreland-Rensselaer          50   Natural             79          1994
Rensselaer, New York                           Gas

Windpower Partners 1993-Palm Springs  50      Wind             43          1994
Palm Springs, California

Windpower Partners 1993-Buffalo Ridge 50      Wind             25          1994
Buffalo Ridge, Minnesota

Windpower Partners 1994               25      Wind          25-35          1995
Culberson County, Texas

Central Termica San Miguel de Tucuman 33   Natural            114          1995
Tucuman Province, Argentina                    Gas

Westmoreland-LG&E Partners
 (Roanoke Valley II)                  50      Coal             44          1995
Weldon, North Carolina


LPI's ownership interests in these projects and the revenues from the sale of electricity and steam from the projects are pledged as security to the lenders who provided the financing for the project.

ITEM 3.  Legal Proceedings.

Rates, Regulatory Matters, and Trimble County Generating Plant

For a discussion of current regulatory matters and a detailed discussion of the current status concerning Trimble County Unit 1, see Rates and Regulation under
Item 7 and Notes 2 and 14 of Notes to Financial Statements under Item 8.

Statewide Power Planning

As required by the regulations of the Kentucky Commission, on November 15, 1993, LG&E filed its 1993 biennial Integrated Resource Plan with the Kentucky Commission. The plan, which updates LG&E's first Integrated Resource Plan filed in 1991, proposes to meet customers' future demand through 2007 by adding resources in small increments such as short-term power purchases (1996-1999), a customer-owned standby generation program (1997), two combustion turbines (1999-2000), an air conditioner load controls program (1997, 2001-2003), an upgrade to LG&E's existing hydroelectric plant (2003), and a compressed air energy storage plant (2004). The Kentucky Commission staff is reviewing LG&E's plan, and is expected to issue its report and recommendations concerning the plan during the first quarter of 1995. The Kentucky Commission's regulations do not require it to hold any hearings or issue any formal orders regarding the plan.

Environmental

For a complete discussion of LG&E's environmental issues concerning its Mill Creek and Cane Run generating plants, manufactured gas plant sites, and certain other environmental issues, see Note 13 of Notes to Financial Statements under
Item 8.

Like LG&E, LPI and its subsidiaries are subject to extensive federal, state, and local environmental laws and regulations governing the operations of the various power plants in which they participate as an owner or managing operator. Among other things, these laws and regulations govern the discharge of materials into waterways, the air, and the ground and, if violated, may require the owner or operator to take remedial action to maintain the affected facility's operating status. To the extent any such remedial environmental actions have been required of LPI or its subsidiaries in the past, related expenditures have not been material. Management believes the Company and its subsidiaries are in material compliance with existing environmental laws, and does not anticipate incurring significant environmental compliance or remediation costs in the future.

Westmoreland Bankruptcy

For a discussion of the bankruptcy of Westmoreland Coal Company and its impact on the Company, see Note 13 of Notes to Financial Statements under Item 8, and the discussion under Item 1 that begins on page 13.

Southampton

For a discussion of the request for rehearing filed with FERC by LG&E-Westmoreland Southampton, the partnership that owns the Southampton facility, regarding the partnership's request for an order from FERC stating that the Southampton facility remains a qualifying facility for 1992, see Note 13 of Notes to Financial Statements under Item 8, and the discussion under Item 1 that begins on page 13.

Rensselaer

For a discussion of the request for a temporary waiver of certain qualifying standards in 1994 and 1993 filed with FERC by LG&E-Westmoreland Rensselaer, the partnership which owns the Rensselaer facility, see Note 13 of Notes to Financial Statements under Item 8, and the discussion under Item 1 that begins on page 14.

Roanoke Valley I

For a discussion of the proceeding in which Westmoreland-LG&E Partners, the partnership that owns the Roanoke Valley I and II facilities, is seeking the recovery of capacity payments withheld by Virginia Electric and Power Company, see Note 13 of Notes to Financial Statements under Item 8, and the discussion under Item 1 that begins on page 14.

Other

LG&E is a defendant in lawsuits seeking compensatory and, in certain instances, punitive damages. To the extent that damages are assessed in any of these lawsuits, LG&E believes that its insurance coverage is adequate and that the effect of any such damages will not be material to the Company's consolidated results of operations or financial position.

LPI and its subsidiaries are defendants in lawsuits seeking compensatory damages primarily associated with various employment related matters. To the extent that damages are assessed in any of these lawsuits, LPI believes that the effect will not be material to the Company's consolidated results of operations or financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

Executive Officers of the Company.

                                                            Effective Date of
                                                            Election to Present
     Name                     Age  Position                 Position
     ----                     ---  --------                 --------

     Roger W. Hale            51   Chairman of the Board,   August 17, 1990
                                   President and Chief
                                   Executive Officer

     Edward J. Casey, Jr.     37   Group President-LG&E     January 1, 1994
                                   Energy Services

     John R. McCall           51   Executive Vice President,July 1, 1994
                                   General Counsel and
                                   Corporate Secretary

     Stephen R. Wood          52   Executive Vice           January 1, 1994
                                   President and Chief
                                   Administrative Officer

     Charles A. Markel III    47   Corporate Vice           January 1, 1993
                                   President - Finance

     Paul W. Thompson         38   Vice President,          June 15, 1994
                                   Business Development

Each of the following officers is an executive officer of a subsidiary of the Company and for purposes of the requirements of this report may also be considered an executive officer of the Company:

     Victor A. Staffieri      39   President - LG&E         January 1, 1994

     David A. Carey           41   Senior Vice President,   January 1, 1994
                                   Operations - LG&E

     M. Lee Fowler            58   Vice President and       September 1, 1988
                                   Controller - LG&E

     Wendy C. Heck            41   Vice President,          January 1, 1994
                                   Information Services -
                                   LG&E

     Chris Hermann            47   Vice President and       January 1, 1993
                                   General Manager,
                                   Wholesale Electric
                                   Business - LG&E

     Rebecca L. Holt          35   Vice President, Gas      February 15, 1995
                                   Service Business - LG&E

The present term of office of each of the above executive officers extends to the meeting of the Board of Directors following the Annual Meeting of Stockholders, scheduled to be held April 25, 1995.

There are no family relationships between executive officers of the Company or executive officers of its subsidiaries.

Messrs. Hale, McCall and Markel are also executive officers of the Company's subsidiary, LG&E. Mr. Hale is Chairman of the Board and Chief Executive Officer of LG&E; Mr. McCall is Executive Vice President, General Counsel and Corporate Secretary of LG&E; and Mr. Markel is Treasurer of LG&E.

Prior to election to his current position, Mr. Casey was Executive Vice President and Chief Financial Officer of LG&E and the Company, and prior to January 1, 1993, he was President of LG&E Energy Systems (a subsidiary of the Company). Prior to January 1, 1992, he was Vice President - Business Development of the Company, and prior to July 1990, he was employed by The Blackstone Group, L.P., where he held the position of Vice President from November 1988 to July 1990.

Prior to election to his current position, Mr. McCall was Partner and Litigation Chairman of Brown, Todd & Heyburn, a law firm.

Prior to election to his current position, Mr. Thompson was General Manager -
Gas Operations of LG&E, and prior to December 1993, Director of Business Development of the Company. Prior to March 1991, Mr. Thompson was Sales Manager
- - Americas of Koch Membrane Systems, and prior to October 1990, Vice President - International of John Zink Company.

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

Prior to election to her current position, Ms. Holt was employed by South Carolina Electric and Gas Company and held the position of General Manager, Gas Operations from July 1994 to February 1995, Division Manager, Central Division - Gas Operations prior to July 1994, General Manager, Northern Division - Gas Operations prior to February 1992, and Manager, Columbia Gas Operations prior to July 1990.

Messrs. Hale, Wood, Markel, Carey, Fowler, and Hermann and Ms. Heck have been employed for more than five years in executive or management positions with the Company or its subsidiary, LG&E. Prior to election to the position shown in the table, the following executive officers held the following positions with the Company or LG&E since January 1, 1990:

Mr. Hale was President and Chief Executive Officer of LG&E prior to February 1, 1990, and Chairman of the Board, President and Chief Executive Officer of LG&E thereafter;

Mr. Wood was Senior Vice President and Chief Administrative Officer of LG&E and the Company prior to December 1992 and Senior Vice President and Chief Administrative Officer of LG&E thereafter;

Mr. Markel was Vice President and Treasurer prior to March 1, 1990, Vice President - Finance and Treasurer prior to January 1, 1992, and Senior Vice President and Chief Financial Officer thereafter;

Mr. Carey was Vice President - Marketing and Sales of LG&E prior to July 14, 1990, Vice President - Marketing and Planning of LG&E prior to January 1, 1992, Vice President - Marketing and General Manager, Electric Service of LG&E prior to January 1, 1993, and Vice President and General Manager, Retail Electric Business of LG&E thereafter;

Mr. Hermann was General Manager - Power Production of LG&E prior to January 1992 and General Manager - Wholesale Electric of LG&E thereafter;

Ms. Heck was Vice President - Internal Auditing of LG&E prior to January 1, 1992, Vice President - Fuels and Operating Services of LG&E prior to January 1, 1993, and Vice President - Fuels and Information Services of LG&E thereafter.

                                    PART II.

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

The Company's Common Stock is listed on the New York and Chicago Stock Exchanges. The ticker symbol is "LGE." The newspaper stock exchange listings are "LGE Energy" or "LGE EN." The following table gives information with respect to price ranges, as reported in THE WALL STREET JOURNAL as New York Stock Exchange Composite Transactions, and dividends paid for the periods shown.




                                                                1994                                    1993
                                                                ----                                    ----

                                                Dividend        High         Low        Dividend        High         Low
                                                    Paid       Price       Price            Paid       Price       Price
                                                    ----       -----       -----            ----       -----       -----

     First quarter                                $.5200     $41.000     $34.375          $.5025     $39.500     $33.750
     Second quarter                                .5200      38.625      33.625           .5025      39.875      36.625
     Third quarter                                 .5200      39.125      36.000           .5025      43.375      38.750
     Fourth quarter                                .5375      39.000      36.250           .5200      42.125      37.375



The number of record holders of Common Stock at December 31, 1994, was 31,711. The book value of the Company's Common Stock at December 31, 1994, was $23.10 per share.

ITEM 6.  Selected Financial Data.



                             Years Ended December 31
                     (Thousands of $ Except per Share Data)
                     --------------------------------------

                                                                  1994           1993          1992         1991         1990
                                                                  ----           ----          ----         ----         ----
     Revenues                                                 $829,663       $900,027      $834,739     $714,965     $698,959
     Operating income:
     Before non-recurring charges                              189,087        189,122       174,504      188,131      186,350
     Non-recurring charges                                      48,743              -             -            -            -
                                                             ---------        -------       -------      -------      -------
         Total                                                140,344         189,122       174,504      188,131      186,350
                                                             ---------        -------       -------      -------      -------
                                                             ---------        -------       -------      -------      -------
     Net income:
     Continuing operations:
         Before non-recurring
             charges, etc.                                     95,525          80,825        71,437       82,951       73,186
         Non-recurring charges,
             charitable founda-
             tion, etc.                                         38,696              -             -            -            -
                                                              --------        -------       -------      -------      -------
                 Total                                         56,829          80,825        71,437       82,951       73,186
     Discontinued operations                                        -           7,435         4,177            -            -
     Gain on sale of
         discontinued operations                               51,805               -             -            -            -
     Cumulative effect of
         accounting change                                     (3,369)              -             -            -       18,236
                                                             ---------        -------       -------      -------      -------
             Total                                            $105,265       $ 88,260      $ 75,614     $ 82,951     $ 91,422
                                                             ---------       --------      --------     --------     --------
                                                             ---------       --------      --------     --------     --------
     Average number of com-
         mon shares outstanding                            32,990,935      32,688,592    32,307,441   32,256,624   31,856,469
     Earnings per share of
         common stock:
         Continuing operations:
             Before non-recurring
             charges, etc.                                       $2.90          $2.47         $2.21        $2.57        $2.30
         Non-recurring charges,
             charitable founda-
             tion, etc.                                           1.18              -             -            -            -
                                                              --------       --------      --------     --------     --------
                 Total                                            1.72           2.47          2.21         2.57         2.30
         Discontinued operations                                    -             .23           .13            -            -
         Gain on sale of
             discontinued operations                             1.57               -             -            -            -
         Cumulative effect of
             accounting change                                   (.10)              -             -            -          .57
                                                                 -----          -----         -----        -----        -----
                 Total                                           $3.19          $2.70         $2.34        $2.57        $2.87
                                                                 -----          -----         -----        -----        -----
                                                                 -----          -----         -----        -----        -----
     Dividends declared per
         common share                                          $2.115          $2.045        $1.985        $1.92        $1.87
     Payout ratio                                                66.3%          75.9%         84.7%        74.7%        81.6%
     Total assets                                           $2,217,464     $2,186,468    $2,148,398   $2,042,655   $1,991,444
     Long-term obligations
         (including amounts
         due within one year)                                  662,800        662,800       686,262      687,662      688,250



The financial statements and related notes contained under item 8 of this Form 10-K should be read in conjunction with the selected financial data presented above.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 1994, 1993, and 1992 and should be read in connection with the consolidated financial statements and notes thereto. The Company's financial results and conditions are largely dependent on the financial results and conditions of its principal subsidiary, Louisville Gas and Electric Company (LG&E), a regulated electric and gas utility. Financial results for the Company's non-utility operations are increasingly dependent upon the returns earned from its portfolio of investments in energy generation and related services. The returns earned from these investments will reduce the financial impacts of revenue fluctuations caused by the timing of development and construction activities.

RESULTS OF OPERATIONS

Earnings per Share

Earnings per share of common stock for 1994 were $3.19, a 49 CENTS increase over the $2.70 earned in 1993. This increase was primarily attributable to the sale of the Company's interest in Natural Gas Clearinghouse (NGC) which generated a gain of $1.57 per share. Partially offsetting the gain were the write-off of certain non-recurring charges (91 CENTS), the expense of establishing a charitable foundation (27 CENTS) and the adoption of a new accounting standard for post-employment benefits (10 CENTS). Without consideration of the gain and the charges against income discussed above, the Company's 1994 earnings per share would have been $2.90, an increase of 20 CENTS over 1993. This improvement in earnings is primarily attributable to increased sales of electricity to LG&E's retail customers and reduced interest on debt due to favorable refinancing activities in 1993. The Company's non-utility operations include an increase in earnings from investments in joint ventures owned by LG&E Power Inc. (LPI) and fee income generated from the guarantee of certain equity funding commitments. Income from investments in marketable securities also added to improved 1994 earnings performance.

The Company's earnings per common share increased 36 CENTS for 1993 over 1992, including the 10 CENTS per common share gain recognized from the sale of a 12.88% portion of the Trimble County plant to the Indiana Municipal Power Agency
(IMPA). LG&E's contribution to earnings came from increased electric sales as a result of the warmer summer weather experienced in 1993, higher sales to other utilities and reduced costs for debt and preferred stock attributable to favorable refinancing activities. Contributions to earnings from the non-utility businesses came from construction profits recognized by LPI, earnings from operating power projects, a financial closing related to a power project and strong performance by NGC.

Rates and Regulation

LG&E is subject to the jurisdiction of the Public Service Commission of Kentucky (Kentucky Commission or Commission) in virtually all matters related to electric and gas utility regulation, and as such, its accounting is subject to Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION (SFAS No. 71). Given LG&E's competitive position in the market and the status of regulation in the state of Kentucky, LG&E has no plans or intentions to discontinue its application of SFAS No. 71. See Note 2 of Notes to Financial Statements under Item 8.

LG&E last filed for a rate increase with the Commission in June 1990 based on the test-year ended April 30, 1990. A final order was issued in September 1991 that effectively granted LG&E an annual increase in rates of $6.8 million ($6.1 million electric and $.7 million gas). The Commission's order authorized a rate of return on common equity of 12.5%.

On October 7, 1994, LG&E filed an application with the Kentucky Commission in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the

Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal. Under state law, the Commission has until April 7, 1995, to rule on the application. If LG&E's application is approved as filed, the surcharge will increase electric revenues by approximately $5.5 million in 1995 and $8.3 million in 1996. The Commission has previously approved environmental cost recovery surcharges for two other regulated electric utilities in Kentucky.

On January 1, 1994, LG&E implemented a Commission approved demand side management (DSM) program that LG&E, the Kentucky Attorney General, the Jefferson County Attorney, and representatives of several customer-interest groups had filed with the Commission. Under the agreement, LG&E will commit up to $3.3 million over three years (from 1994 through 1996) for initial programs that include a residential energy conservation and education program and a commercial conservation audit program. Future programs will be developed through a formal collaborative process. The agreement contains a rate mechanism that will (1) provide LG&E concurrent recovery of DSM program costs, (2) provide LG&E an incentive for implementing DSM programs, and (3) allow LG&E to recover revenues due to lost sales associated with the DSM programs.

Revenues from lost sales to residential customers are collected through a "decoupling mechanism." LG&E's residential decoupling mechanism breaks the link between the level of LG&E's residential kilowatt-hour and Mcf sales and its non-fuel revenues. Under traditional regulation, a utility's revenue varies with changes in its level of kilowatt-hour or Mcf sales. The residential decoupling mechanism allows LG&E to recover a predetermined level of revenue per residential customer based on the rate set in LG&E's last rate case, which will not vary with the level of kilowatt-hour or Mcf sales. Residential revenues will be adjusted to reflect (1) changes in the number of residential customers and (2) a pre-established annual growth factor in residential revenue per customer. Decoupling, in effect, removes the impact on LG&E's non-fuel revenues from changes in kilowatt-hour or Mcf sales due to weather, fluctuations in the economy, and conservation efforts. Under this mechanism, if actual sales produce lower revenues than are produced by the predetermined per-customer amount, the difference is deferred for recovery from customers through an adjustment in rates over a period that will not exceed two years. Conversely, if actual sales produce more revenues than would be realized using the predetermined per-customer amount, the difference will be returned to customers through subsequent rate adjustments over a period not to exceed two years. Residential revenues reported in the financial statements for 1994 through 1996 will be determined in accordance with the predetermined amount per customer plus growth, and recovery of fuel and gas costs. The difference between the revenues shown in the financial statements and the amounts billed to customers will be deferred for future recovery from, or return to, customers.

As more fully discussed in Note 14 of Notes to Financial Statements under Item 8, the Commission has scheduled a formal hearing on May 9, 1995, to determine the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. The Company is unable to predict the outcome of the Commission proceedings, or the amount of additional refunds or recoveries, if any, that may be ordered.

On May 24, 1993, the Federal Energy Regulatory Commission (FERC) gave final approval for a market-based rate tariff and two transmission service tariffs that were filed by LG&E. This market-based tariff enables LG&E to sell up to 75 Mw of firm generation capacity at market-based rates. It also enables LG&E to sell an unlimited amount of non-firm power at market-based rates, as long as the power is from LG&E's own generation resources. In 1994, LG&E made its first power sales under its market-based tariff.

Although LG&E has both firm and non-firm open access transmission rate schedules which were approved by FERC in 1994, LG&E took the additional steps of filing a new network transmission service and a new flexible point-to-point transmission service to provide transmission service to other parties comparable to the transmission service LG&E provides itself.

LG&E is currently undergoing a planned management and operations audit initiated by the Kentucky Commission. The audit results will include an evaluation of LG&E's operations and identify opportunities for improvements. An audit report is scheduled to be issued by mid-1995.

Revenues

A comparison of LG&E's revenues for the years 1994 and 1993 with the immediately preceding years reflects both increases and decreases, which have been segregated by the following principal causes (in thousands of $):


                                                    Increase (Decrease) From Prior Period
                                                  Electric Revenues            Gas Revenues
                                                    1994      1993           1994      1993
                                                    ----      ----           ----      ----

     Sales to ultimate consumers:
         Fuel and gas supply adjustments, etc.    $ (841)   $ 6,832       $  1,823   $19,479
         Demand side management/decoupling         1,853          -          3,997         -
         Variation in sales volumes                3,876     27,386        (12,139)    5,737
                                                 -------    -------        --------   ------
             Total                                 4,888     34,218         (6,319)   25,216
     Sales for resale                            (17,340)     9,963              -         -
     Gas transportation-net                            -          -          1,612       978
     Other                                           152      1,303            (79)      195
                                                 -------     ------         -------   ------
         Total                                  $(12,300)   $45,484       $ (4,786)  $26,389
                                               ---------    -------       ---------  -------
                                               ---------    -------       ---------  -------


LG&E's electric revenues decreased in 1994 compared with 1993 primarily because of a decrease in sales of electricity for resale. Gas sales to ultimate consumers decreased 6% due primarily to the warmer than normal weather in the last quarter of 1994.

Electric revenues increased in 1993 primarily because of the warmer summer weather. Sales of electricity for resale increased over 1992 levels due to LG&E's aggressive efforts in marketing off-system sales of energy. The increase in gas sales for 1993 is largely attributable to cooler winter weather in the region and customer growth.

The majority of non-utility revenues relate to LPI's construction of power plants, while its operating profit consists of plant development and construction profits in addition to equity in earnings from operating power projects. Non-utility revenues decreased $53 million in 1994 primarily because of lower engineering and construction activity by LPI. The decrease in 1994 engineering and construction revenues when compared to 1993 reflects lower levels of construction at LPI's Roanoke Valley I and Rensselaer projects, offset in part by an increase in construction at LPI's Roanoke Valley II project. The 1993 non-utility revenues of $123.5 million were $6.6 million (5%) lower than 1992 due to lower project development fees and revenues. Construction revenues in 1993 of $120 million were roughly equal to 1992, as progress continued on LPI's projects at Roanoke Valley I and II in North Carolina, and Rensselaer in New York.

Expenses

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating costs. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in LG&E's rates, subject to approval by the Commission.

Fuel expenses decreased $5.8 million (4%) in 1994 primarily because of a decrease in the cost of coal burned ($3.9 million) and decreased generation of 3%. Fuel expenses for 1993 increased $13.8 million over 1992 because of increased generation. The average delivered cost per ton of coal purchased for LG&E was $25.27 in 1994, $26.58 in 1993, and $25.17 in 1992.

Power purchased decreased $7.5 million in 1994 primarily because less power was wheeled for other utilities as a result of milder weather in the region. The increase of $5.2 million in 1993 was largely attributable to more power purchased because of wheeling arrangements with other utilities.

Gas supply expenses decreased $7.5 million (5%) in 1994 due mainly to a decrease in the volume of gas delivered to the distribution system ($9.2 million), partially offset by an increase in net gas supply cost ($1.7 million). Gas supply expenses for 1993 increased $23.5 million primarily because of an increase in net gas supply cost ($17.6 million) and a 5% increase in the volume of gas delivered to the distribution system. The average unit cost per Mcf of purchased gas for LG&E was $2.78 in 1994, $2.91 in 1993, and $2.77 in 1992.

Development and construction costs for 1994 decreased $45.6 million (44%) compared to 1993 because of lower levels of construction activity on LPI's Roanoke Valley I and Rensselaer projects; partially offset by an increase in construction activity on LPI's Roanoke Valley II project. Development and construction costs for 1993 were only slightly lower than 1992 due to the continued progress on LPI's Roanoke Valley I and Rensselaer projects.

Utility operation expenses decreased $.5 million in 1994 mainly as a result of decreases in various administrative expenses ($1.8 million), partially offset by increased costs to operate electric generating plants and gas and electric distribution systems ($.7 million), and an increase in the provision for uncollectible accounts ($.6 million). Maintenance expenses for the utility were up only slightly over 1993. In 1993, utility operation expenses increased $6 million (5%) over 1992 primarily because of increased costs of electric generating plants ($2 million), and an increase in various administrative expenses ($4.2 million). The 1993 utility maintenance expenses increased $1.5 million (3%), primarily due to increased repairs at the electric generating plants.

Operation and maintenance expenses also reflect operating and business development expenses associated with the Company's non-utility operations and corporate overhead costs.

Depreciation and amortization increased in both 1994 and 1993 because of additional depreciable plant in service.

Non-recurring charges include LG&E's write-off of costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS. Non-recurring charges also include a reserve to record costs related to LPI's vacating leased office space. See Notes 2 and 5 of Notes to Financial Statements under Item 8.

The increase in equity in earnings of joint ventures in 1994 was due to the start-up of operations at LPI's Rensselaer and Roanoke Valley I (ROVA I) cogeneration projects and at its Windpower projects in California and Minnesota. Equity in earnings of joint ventures in 1993 were not significantly higher than in 1992 due to relatively similar levels of activity at the joint ventures in both years. With the start of commercial operations of cogeneration projects, each of the joint ventures receives revenues related to available capacity and electricity sold pursuant to a power purchase agreement with a neighboring utility. See Note 13 of Notes to Financial Statements under Item 8 for a discussion of the lawsuit against Virginia Power relating to Virginia Power's failure to pay amounts owed under the power purchase agreement for electricity sold from the ROVA I project, and of the filing of a bankruptcy petition by Westmoreland Coal Company, the parent company of several subsidiaries that are partners with LPI in some cogeneration projects.

Other income and (deductions) increased in 1994 because of fee income from Westmoreland Energy, Inc. (WEI) for LG&E Energy Systems' guarantee of WEI's equity funding commitments on various cogeneration projects; interest and dividend income generated primarily from the investment of proceeds received from the sale of the Company's interest in NGC; net gains on the sale of construction equipment, offset by realized net losses on investments. The change in other income and (deductions) in 1993 compared to 1992 is primarily due to a one-time fee to a financial institution, offset by increased interest and dividend earnings on investments. Other income and (deductions) in 1993 also included a gain ($3.9 million) recognized on the sale of a 12.88% ownership interest in LG&E's Trimble County Unit 1 to IMPA, offset by net losses on disposal of other property and equipment ($3.5 million). See Note 9 of Notes to Financial Statements under Item 8 for further detail.

Contribution to the charitable foundation reflects the expense associated with establishing a tax-exempt foundation during 1994. Contributions made from this foundation will not be charged against income, and therefore, will not affect the Company's net income in the future. See Note 5 of Notes to Financial Statements under Item 8.

Interest charges decreased in 1994 because of the lower composite interest rate on outstanding debt, which reflects the full year effect of LG&E's 1993 aggressive program to refinance approximately $205 million of outstanding debt at lower interest rates. Interest charges also decreased in 1993 as compared to 1992 primarily because of this refinancing program. The lower interest requirement for LG&E in 1993 was partially offset by interest charges related to debt issued for the Company's expansion into non-utility businesses. Since 1992, an immaterial component of interest expense has been the cost associated with interest rate swaps. See Liquidity and Capital Resources.

Variations in income tax expenses are largely attributable to changes in pre-tax income and an increase in the corporate Federal income tax rate from 34% to 35%, effective January 1, 1993.

Preferred dividends reflect the lower dividends that resulted from LG&E's refunding of its $25 million, $8.90 Series with a $5.875 Series in May 1993.

Income from discontinued operations and related gain on sale reflect the sale of the Company's investment in NGC in January 1994. See Note 3 of Notes to Financial Statements under Item 8.

The rate of inflation may have a significant impact on LG&E's operations, its ability to control costs, and the need to seek timely and adequate rate adjustments. However, relatively low rates of inflation in the past few years have moderated the impact on current operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers' and equity investments in connection with independent power production projects in the non-utility business.

1994 Capital Requirements

Utility construction expenditures for 1994 were $95 million compared with $99 million for 1993 and $101 million for 1992. Non-utility construction expenditures (other than generating plant expenditures incurred by joint ventures) were not material in 1994, 1993, and 1992 and are not expected to vary significantly in 1995 and 1996.

In 1994, LPI invested $20.4 million in a partnership with Kenetech Windpower Inc. for the purpose of owning and operating power plants producing electricity from wind turbines.

Past Financing Activities

During 1994, 1993, and 1992, the Company's primary source of capital was internally generated funds from operating cash flows. Internally generated funds provided financing for 100% of the Company's utility construction expenditures for 1994 and 1993 and 87% of utility capital expenditures in 1992. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in LG&E's service territory, which has a direct effect on sales of electricity and gas. In 1994, accounts receivable and accounts payable were lower due to warmer weather in the last quarter of the year as compared to 1993.

The Company's equity investments in non-utility projects and non-utility construction expenditures (other than generating plant expenditures during 1994) were financed through internally generated funds and short-term borrowings. Construction expenditures for new generating projects were fulfilled through project debt.

The Company had short-term borrowings outstanding of $32 million as of December 31, 1994 and $20 million as of December 31, 1993.

The Company issued $2 million of new common stock in 1994 under various employee plans and issued $24 million of common stock in 1993 under its Dividend Reinvestment Plan and various employee plans. In 1993, LG&E refinanced approximately $205 million of its long-term debt and $25 million of its preferred stock. These refinancings produced significant savings from lower interest rates and preferred dividend rates in 1994 and 1993. See Notes 10 and 11 of Notes to Financial Statements under Item 8.

The Company's liquidity was also positively affected in 1994 through the sale of its investment in NGC and in 1993 by the sale of a 12.88% portion of LG&E's Trimble County Generating Unit. Proceeds from the NGC sale enabled the Company to invest $123 million in marketable securities during 1994. At December 31, 1994, marketable securities amounted to $140 million ($90 million classified as Marketable

Securities and $50 million classified as Other Property and Investments).  See
Note 6 of Notes to Financial Statements under Item 8.

LG&E has outstanding interest rate swap agreements with a notional amount of $30 million. These swaps were entered into as a standard hedging device in connection with the 1992 issuance of LG&E's Pollution Control Bonds Series S, due September 1, 2017. The swaps are designed to reduce LG&E's exposure to interest rate risk. Under the agreements, LG&E pays a fixed rate of 4.35% on $15 million for a five-year period and 4.74% on $15 million for a seven-year period resulting in interest payments based on a composite rate of 4.55% in 1994, 1993, and 1992. In return, LG&E receives a floating rate based on the weighted average JJ Kenny index. The Company received interest at composite rates of 2.84%, 2.38%, and 2.73% in 1994, 1993, and 1992, respectively.

Future Capital Requirements

Future utility financing requirements may be affected in varying degrees by factors such as load growth, changes in construction expenditure levels, rate increases allowed by regulatory agencies, new legislation, market entry of competing electric power generators, changes in environmental regulations and other regulatory requirements. The Company estimates that LG&E's construction expenditures will total $200 million for 1995 and 1996. In addition, expected capital requirements for 1996 include $16 million to retire long-term debt. Ascertainable non-utility equity funding commitments at December 31, 1994 were $27 million. As discussed in Note 16 of Notes to Financial Statements under
Item 8, LG&E Energy Corp. has signed definitive agreements to acquire Hadson Corporation for $143 million, plus acquisition related fees and expenses. The Company expects to fund the acquisition through a partial liquidation of its marketable securities portfolio and borrowed funds. Other future capital funding requirements are dependent upon the identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through development and acquisition. Long-term financing may be required for such acquisitions.

Future Sources of Financing

Internally generated funds from LG&E's operations are expected to fund substantially all of LG&E's anticipated construction expenditures in 1995 and 1996. Similarly, the Company anticipates having sufficient internal cash generation to meet anticipated equity investments and non-utility capital expenditures in 1995 and 1996.

At December 31, 1994, loan agreements and lines of credit were in place totaling $320 million ($25 million for LG&E Energy Corp., $145 million for LG&E and $150 million for LG&E Energy Systems Inc.) for which the companies pay commitment or facility fees. These credit facilities are scheduled to expire at various periods during 1995 and 1996 and management intends to renegotiate them when they expire.

The lenders under the credit facility for LG&E Energy Systems Inc. (Energy Systems) are entitled to the benefits of a Support Agreement between LG&E Energy Corp. and Energy Systems. The Support Agreement states, in substance, that LG&E Energy Corp. will provide Energy Systems with the necessary funds and financial support to meet its obligations under the credit facility. See Note 13 of Notes to Financial Statements, Equity Funding and Performance Guarantees, under Item 8 for further discussion.

To the extent permanent financings are needed in 1995 and 1996, the Company expects that it will have ready access to the securities markets to raise needed funds.

Environmental Matters

The Clean Air Act Amendments of 1990 impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing construction program, LG&E has spent $10 million to date and anticipates incurring capital expenditures of approximately $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on LG&E is expected to be minimal. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities.

Reference is made to Note 13 of Notes to Financial Statements, Environmental, under Item 8 for a complete discussion of LG&E's environmental issues concerning its Mill Creek and Cane Run electric generating plants, manufactured gas plant sites, and certain other environmental issues.

Energy Policy Act of 1992

The Energy Policy Act of 1992 is designed to give utilities a wider choice of sources for their electrical supply than previously available, while creating generating supply options that did not exist under the old law. In passing this legislation, Congress also anticipated that greater competition among electric supply options should result in lower consumer rates. The Company plans to aggressively pursue opportunities created by a more competitive electric power market.

FERC Order No. 636

In 1994, LG&E experienced its first full year of operations under the provisions of Order No. 636. During 1994, LG&E paid and began recovering from its customers approximately $2.8 million in transition costs under Order No. 636.
It is estimated that $6 million to $8 million in additional transition costs will be incurred by LG&E during 1995, and these costs are also expected to be recovered from customers. See Note 13 of Notes to Financial Statements, FERC Order No. 636, under Item 8 for further discussion.

FUTURE OUTLOOK

Business Realignment

Effective January 1, 1994, the Company realigned its business to reflect its outlook for rapidly emerging competition in all segments of the energy services industry. Under the realignment, a national business unit, LG&E Energy Services was formed to develop and manage all of its utility and non-utility electric power generation and concentrate on the marketing and brokering of wholesale electric power on a regional and national basis. Louisville Gas and Electric Company, the Company's principal subsidiary, will increase its focus on customer service and develop more customer options as the utility industry becomes more competitive.

As part of the business realignment a new subsidiary was formed to market power throughout the United States. LG&E Power Marketing Inc. (LPM), an indirect wholly owned subsidiary of the Company, was among the first utility-affiliated marketers in the country to secure FERC approval to sell power at market-based rates and engage in wholesale power marketing activities.

The realignment does not affect the Company's legal structure, regulation of LG&E by the Commission or the Company's status as an exempt holding company.

Gallatin Steel Company

LG&E entered into an agreement with East Kentucky Power Cooperative, Inc. to provide about 40 megawatts of electricity to Gallatin Steel Company's (Gallatin) new steel mill in north central Kentucky. The agreement will continue for 10 years and is expected to result in approximately $6 million of revenues annually. Gallatin makes steel for manufacturing plants in Kentucky. LG&E will supply the electricity from its power plants in the Louisville area. This transaction was negotiated by LPM and the terms of the transaction were approved by the Commission.

International Projects

In November 1994, the Company announced that one of its subsidiaries, LG&E International Inc., had formed a joint venture that will build and operate a natural-gas-fired power plant in north central Argentina. The plant is scheduled to be built and operational by the third quarter of 1995. The other partners in the project are Sideco Americana, S.A., an Argentine engineering and construction company, and Charter Oak Energy, Inc., a non-utility subsidiary of Northeast Utilities. The Company intends to continue to pursue international projects that have an acceptable level of risk and provide an opportunity to earn an above average rate of return.

Windpower Venture

The Company has also announced that LPI has formed a joint venture for the purpose of owning and operating power plants producing electricity from wind turbines in Culberson County, Texas. The project will be constructed by CNF Constructors Inc., a Kenetech Windpower Inc. affiliate. The other partners in the venture will be Kenetech Windpower Inc. and Quixx Corporation, a wholly owned subsidiary of Southwestern Public Service Company. Operations are expected to begin in the fourth quarter of 1995.

Competition

The Company has taken many steps to prepare for the expected increase in competition in its energy services businesses, including a reduction in the number of employees; aggressive cost cutting; a write-off of previously deferred expenses; an increase in focus on commercial and industrial customers; an increase in employee involvement and training; and a major realignment and formation of new business units. With these steps, the Company is preparing for increased competition in both the regulated and non-regulated energy services industries.

Proposed Acquisition of Hadson Corporation

On February 10, 1995, LG&E Energy Corp. signed definitive agreements to acquire Hadson Corporation (Hadson) for $143 million, plus acquisition-related fees and expenses. Hadson, whose common stock is listed on the New York Stock Exchange, is involved in the marketing, gathering, processing, storage and transportation of natural gas and natural gas liquids. The sale is subject to necessary regulatory filings and approvals, and satisfaction of certain other conditions. Closing is scheduled to occur during the second quarter of 1995.

ITEM 8.  Financial Statements and Supplementary Data.


                       LG&E Energy Corp. and Subsidiaries
                        Consolidated Statements of Income
                     (Thousands of $ Except Per Share Data)


                                                   Years Ended December 31
                                              1994           1993           1992
                                              ----           ----           ----

REVENUES:
     Electric. . . . . . . . . . . . .    $559,327       $571,627       $526,143
     Gas . . . . . . . . . . . . . . .     200,129        204,915        178,526
     Non-utility . . . . . . . . . . .      70,207        123,485        130,070
                                          --------       --------       --------
         Total revenues (Note 1) . . .     829,663        900,027        834,739
                                          --------       --------       --------

COST OF REVENUES:
     Fuel and power purchased. . . . .     153,356        166,664        147,679
     Gas supply expenses . . . . . . .     131,561        139,054        115,521
     Development and construction
      costs. . . . . . . . . . . . . .      57,617        103,217        107,791
                                          --------       --------       --------
         Total cost of revenues
          (Note 1) . . . . . . . . . .     342,534        408,935        370,991
                                          --------       --------       --------

Gross profit . . . . . . . . . . . . .     487,129        491,092        463,748

OPERATING EXPENSES:
     Operation and maintenance . . . .     226,752        227,835        216,380
     Depreciation and amortization . .      84,173         82,660         81,065
     Non-recurring charges (Note 5). .      48,743              -              -
                                          --------       --------       --------
         Total operating expenses. . .     359,668        310,495        297,445
                                          --------       --------       --------

Equity in earnings of joint ventures
 (Note 4). . . . . . . . . . . . . . .      12,883          8,525          8,201
                                          --------       --------       --------

OPERATING INCOME . . . . . . . . . . .     140,344        189,122        174,504

Other income and (deductions) (Note 9)      13,718         (1,727)          (740)
Contribution to charitable foundation
 (Note 5). . . . . . . . . . . . . . .      15,000              -              -
Interest charges . . . . . . . . . . .      43,011         48,210         50,410
                                          --------       --------       --------

Income from continuing operations
 before income taxes . . . . . . . . .      96,051        139,185        123,354

Income taxes (Note 8). . . . . . . . .      33,394         52,379         44,744
                                          --------       --------       --------

Income from continuing operations
 before preferred dividends. . . . . .      62,657         86,806         78,610

Preferred dividends. . . . . . . . . .       5,828          5,981          7,173
                                          --------       --------       --------

INCOME FROM CONTINUING OPERATIONS. . .      56,829         80,825         71,437

Income from discontinued operations,
 net of income taxes of $4,760 in
 1993 and $2,660 in 1992 (Note 3) . . .          -          7,435          4,177
Gain on sale of discontinued
 operations, net of income taxes of
 $35,048 (Note 3). . . . . . . . . . . .    51,805              -              -
                                          --------       --------       --------

Income before cumulative effect of
 change in accounting principle . . . . .  108,634         88,260         75,614

Cumulative effect of change in
     accounting for post-employment
     benefits, net of income taxes
     of $2,280 (Note 7) .                   (3,369)             -              -
                                          --------       --------       --------

NET INCOME . . . . . . . . . . . . . .    $105,265       $ 88,260       $ 75,614
                                          --------       --------       --------
                                          --------       --------       --------

Average common shares outstanding. . .      32,991         32,689         32,307

Earnings per share of common stock:
     From continuing operations. . . .       $1.72          $2.47          $2.21
     From discontinued operations. . .           -            .23            .13
     Gain on sale of discontinued
      operations . . . . . . . . . . .        1.57              -              -
     Cumulative effect of accounting
      change . . . . . . . . . . . . .        (.10)             -              -
                                           -------        -------       --------
         Total . . . . . . . . . . . .       $3.19          $2.70          $2.34
                                           -------        -------       --------
                                           -------        -------       --------



The accompanying notes are an integral part of these financial statements.


                       LG&E Energy Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                (Thousands of $)


                                                                 December 31
                                                             1994           1993
                                                             ----           ----
ASSETS:
Utility plant, at original cost:
     Electric. . . . . . . . . . . . . . . . . . .     $2,084,334     $2,019,139
     Gas . . . . . . . . . . . . . . . . . . . . .        280,877        260,485
     Common. . . . . . . . . . . . . . . . . . . .        137,662        132,692
                                                       ----------     ----------
         Total utility plant . . . . . . . . . . .      2,502,873      2,412,316
     Less:  reserve for depreciation . . . . . . .        881,861        823,141
                                                       ----------     ----------
         Total utility plant less depreciation . .      1,621,012      1,589,175
     Construction work in progress . . . . . . . .         35,022         51,785
                                                       ----------     ----------
         Net utility plant . . . . . . . . . . . .      1,656,034      1,640,960
                                                       ----------     ----------

Other property and investments - less reserve:
     Investments in affiliates (Note 4). . . . . .        115,420         63,241
     Other (Notes 1 and 6) . . . . . . . . . . . .         53,483         24,949
     Investment in discontinued operations (Note 3)             -         84,284
                                                       ----------     ----------
         Total other property and investments. . .        168,903        172,474
                                                       ----------     ----------

Current assets:
     Cash and temporary cash investments . . . . .         49,407         67,377
     Marketable securities (Note 6). . . . . . . .         89,431              -
     Accounts receivable - less reserve of $1,539
         in 1994 and $1,769 in 1993. . . . . . . .         97,927        124,504
     Materials and supplies - at average cost:
         Fuel (predominantly coal) . . . . . . . .         13,869         12,075
         Gas stored underground. . . . . . . . . .         31,354         33,370
         Other . . . . . . . . . . . . . . . . . .         37,299         40,357
     Prepayments and other . . . . . . . . . . . .          4,020          1,600
                                                       ----------     ----------
         Total current assets. . . . . . . . . . .        323,307        279,283
                                                       ----------     ----------

Deferred debits and other assets:
     Unamortized debt expense. . . . . . . . . . .          7,776          8,076
     Regulatory assets (Note 2). . . . . . . . . .         31,726         61,642
     Other . . . . . . . . . . . . . . . . . . . .         29,718         24,033
                                                       ----------     ----------
         Total deferred debits and other assets. .         69,220         93,751
                                                       ----------     ----------
            Total assets . . . . . . . . . . . . .     $2,217,464     $2,186,468
                                                       ----------     ----------
                                                       ----------     ----------

CAPITAL AND LIABILITIES:
Capitalization (see statements of capitalization):
     Common equity . . . . . . . . . . . . . . . .     $  762,515     $  729,647
     Cumulative preferred stock. . . . . . . . . .        116,716        116,716
     Long-term debt. . . . . . . . . . . . . . . .        662,862        662,879
                                                       ----------     ----------
         Total capitalization. . . . . . . . . . .      1,542,093      1,509,242
                                                       ----------     ----------

Current liabilities:
     Notes payable (Note 12) . . . . . . . . . . .         32,000         20,000
     Accounts payable. . . . . . . . . . . . . . .         78,254        111,192
     Common dividends declared . . . . . . . . . .         17,746         17,137
     Accrued taxes . . . . . . . . . . . . . . . .         15,747         11,267
     Accrued interest. . . . . . . . . . . . . . .         13,428         12,864
     Other . . . . . . . . . . . . . . . . . . . .         34,218         38,394
                                                       ----------     ----------
         Total current liabilities . . . . . . . .        191,393        210,854
                                                       ----------     ----------

Deferred credits and other liabilities:
     Accumulated deferred income taxes
      (Notes 1 and 8). . . . . . . . . . . . . . .        269,828        286,956
     Investment tax credit, in process of
       amortization. . . . . . . . . . . . . . . .         88,779         91,572
     Accumulated provision for pensions and
      related benefits . . . . . . . . . . . . . .         48,126         31,536
     Customers' advances for construction. . . . .          8,621          7,384
     Regulatory liability (Note 2) . . . . . . . .          8,914          6,876
     Other . . . . . . . . . . . . . . . . . . . .         59,710         42,048
                                                       ----------     ----------
         Total deferred credits and other
           liabilities . . . . . . . . . . . . . .        483,978        466,372
                                                       ----------     ----------
Commitments and contingencies (Notes 13, 14 and 16)
         Total capital and liabilities . . . . . .     $2,217,464     $2,186,468
                                                       ----------     ----------
                                                       ----------     ----------


The accompanying notes are an integral part of these financial statements.


                       LG&E Energy Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                (Thousands of $)



                                                                       Years Ended December 31
                                                                  1994           1993           1992
                                                                  ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . .       $ 105,265      $  88,260      $  75,614
     Items not requiring cash currently:
         Cumulative effect of change in accounting
           principle . . . . . . . . . . . . . . . . .           3,369              -              -
         Non-recurring charges . . . . . . . . . . . .          48,743              -              -
         Depreciation and amortization . . . . . . . .          84,173         82,660         81,065
         Deferred income taxes - net . . . . . . . . .          (4,502)          (190)        27,535
         Investment tax credit - net . . . . . . . . .          (4,619)        (7,821)        (5,033)
         Gain on sale of capital asset . . . . . . . .               -         (3,869)             -
         Undistributed earnings of joint ventures. . .          (7,887)        (3,968)        (3,870)
         Income from discontinued operations . . . . .               -         (7,435)        (4,177)
         Gain on sale of discontinued operations . . .         (90,878)             -              -
         Other . . . . . . . . . . . . . . . . . . . .          10,698         26,184          4,095
     (Increase) decrease in certain net current assets:
         Accounts receivable . . . . . . . . . . . . .          26,577        (22,409)          (796)
         Materials and supplies. . . . . . . . . . . .           3,280         10,671         (8,014)
         Accounts payable. . . . . . . . . . . . . . .         (32,938)        22,577          3,783
         Accrued taxes . . . . . . . . . . . . . . . .           4,480            288          6,226
         Accrued interest. . . . . . . . . . . . . . .             564            540         (1,499)
         Prepayments and other . . . . . . . . . . . .          (6,596)         2,671          3,572
     Other . . . . . . . . . . . . . . . . . . . . . .          (4,170)        (8,828)         1,168
                                                            ----------     ----------     ----------
         Net cash provided from operating activities .         135,559        179,331        179,669
                                                            ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of capital asset . . . . . . . . . . . . . .               -         91,076              -
     Purchases of securities . . . . . . . . . . . . .        (318,450)       (38,398)       (26,677)
     Proceeds from sales of securities . . . . . . . .         190,636         27,301         16,236
     Construction expenditures . . . . . . . . . . . .         (96,258)       (99,999)      (102,079)
     Acquisition of and investment in affiliates
       (Note 4). . . . . . . . . . . . . . . . . . . .         (44,292)             -        (88,013)
     Proceeds from sale of discontinued operations . .         170,000              -              -
                                                            ----------     ----------     ----------
         Net cash used for investing activities. . . .         (98,364)       (20,020)      (200,533)
                                                            ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock. . . . . . . . . . . . .           2,025         23,941          1,232
     Issuance of preferred stock . . . . . . . . . . .               -         24,716         49,099
     Issuance of first mortgage bonds and pollution
         control bonds . . . . . . . . . . . . . . . .               -        198,918         88,462
     Redemption of preferred stock . . . . . . . . . .               -        (25,558)       (51,443)
     Retirement of first mortgage bonds and pollution
         control bonds . . . . . . . . . . . . . . . .               -       (231,876)       (92,400)
     Repayment of short-term borrowings. . . . . . . .         (20,000)       (38,000)       (14,000)
     Short-term borrowings . . . . . . . . . . . . . .          32,000              -         60,000
     Payment of common dividends . . . . . . . . . . .         (69,190)       (66,072)       (63,507)
                                                            ----------     ----------     ----------
         Net cash used for financing activities. . . .         (55,165)      (113,931)       (22,557)
                                                            ----------     ----------     ----------

Net (decrease) increase in cash and temporary cash
     investments . . . . . . . . . . . . . . . . . . .         (17,970)         45,380       (43,421)

Cash and temporary cash investments at beginning of year        67,377         21,997         65,418
                                                            ----------     ----------     ----------

Cash and temporary cash investments at end of year . .       $  49,407      $  67,377      $  21,997
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Income taxes. . . . . . . . . . . . . . . . .       $  81,468      $  58,014      $  20,832
         Interest on borrowed money. . . . . . . . . .          41,042         47,389         51,604



The accompanying notes are an integral part of these financial statements.


                       LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Capitalization
                                (Thousands of $)


                                                                                                    December 31
                                                                                                1994           1993
                                                                                                ----           ----
COMMON EQUITY:
    Common stock, without par value -
        Authorized 75,000,000 shares, outstanding
        33,015,951 shares in 1994 and 32,956,148
        shares in 1993 (Note 10) . . . . . . . . .                                        $  460,980     $  458,940
    Common stock expense . . . . . . . . . . . . .                                              (914)          (899)
    Unrealized loss on marketable securities, net
        of income taxes of $2,980 (Note 6) . . . .                                            (4,623)             -
    Retained earnings. . . . . . . . . . . . . . .                                           307,072        271,606
                                                                                          ----------     ----------
            Total common equity. . . . . . . . . .                                           762,515        729,647
                                                                                          ----------     ----------

CUMULATIVE PREFERRED STOCK (Note 10):
    Redeemable on 30 days notice by Louisville Gas and Electric Company, except $5.875 series

                                                         Shares           Current
                                                      Outstanding    Redemption Price
                                                      -----------    ----------------
    $25 par value, 1,720,000 shares authorized -

        5% series. . . . . . . . . . . . . . . . . .      860,287             $ 28.00         21,507         21,507
        7.45% series . . . . . . . . . . . . . . . .      858,128               25.75         21,453         21,453
    Without par value, 6,750,000 shares authorized -
        Auction rate . . . . . . . . . . . . . . . .      500,000              100.00         50,000         50,000
        $5.875 series. . . . . . . . . . . . . . . .      250,000      Not redeemable         25,000         25,000
    Preferred stock expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,244)        (1,244)
                                                                                            --------       --------
            Total cumulative preferred stock . . . . . . . . . . . . . . . . . . . .         116,716        116,716
                                                                                            --------       --------

LONG-TERM DEBT (Note 11):
    First mortgage bonds -
        Series due June 1, 1996, 5 5/8%. . . . . . . . . . . . . . . . . . . . . . .          16,000         16,000
        Series due June 1, 1998, 6 3/4%. . . . . . . . . . . . . . . . . . . . . . .          20,000         20,000
        Series due July 1, 2002, 7 1/2%. . . . . . . . . . . . . . . . . . . . . . .          20,000         20,000
        Series due August 15, 2003, 6% . . . . . . . . . . . . . . . . . . . . . . .          42,600         42,600
        Pollution control series:
            J due July 1, 2015, 9 1/4% . . . . . . . . . . . . . . . . . . . . . . .          40,000         40,000
            K due December 1, 2016, 7 1/4% . . . . . . . . . . . . . . . . . . . . .          27,500         27,500
            L due December 1, 2016, 7 1/4% . . . . . . . . . . . . . . . . . . . . .          22,500         22,500
            N due February 1, 2019, 7 3/4% . . . . . . . . . . . . . . . . . . . . .          35,000         35,000
            O due February 1, 2019, 7 3/4% . . . . . . . . . . . . . . . . . . . . .          35,000         35,000
            P due June 15, 2015, 7.45% . . . . . . . . . . . . . . . . . . . . . . .          25,000         25,000
            Q due November 1, 2020, 7 5/8% . . . . . . . . . . . . . . . . . . . . .          83,335         83,335
            R due November 1, 2020, 6.55%. . . . . . . . . . . . . . . . . . . . . .          41,665         41,665
            S due September 1, 2017, variable. . . . . . . . . . . . . . . . . . . .          31,000         31,000
            T due September 1, 2017, variable. . . . . . . . . . . . . . . . . . . .          60,000         60,000
            U due August 15, 2013, variable. . . . . . . . . . . . . . . . . . . . .          35,200         35,200
            V due August 15, 2019, 5 5/8%. . . . . . . . . . . . . . . . . . . . . .         102,000        102,000
            W due October 15, 2020, 5.45%. . . . . . . . . . . . . . . . . . . . . .          26,000         26,000
                                                                                            --------       --------
                Total bonds outstanding. . . . . . . . . . . . . . . . . . . . . . .         662,800        662,800
    Unamortized premium on bonds . . . . . . . . . . . . . . . . . . . . . . . . . .              62             79
                                                                                            --------       --------
        Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         662,862        662,879
                                                                                            --------       --------
Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,542,093     $1,509,242
                                                                                          ----------     ----------
                                                                                          ----------     ----------



The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Retained Earnings
                                (Thousands of $)


                                                  Years Ended December 31
                                              1994           1993          1992
                                              ----           ----          ----


Balance January 1. . . . . . . . . . . .  $271,606       $251,121      $241,702
Add net income . . . . . . . . . . . . .   105,265         88,260        75,614
                                          --------       --------      --------
    Total  . . . . . . . . . . . . . . .   376,871        339,381       317,316
                                          --------       --------      --------

Deduct:   Cash dividends declared on
          common stock ($2.115 per share
          in 1994, $2.045 in 1993,
          and $1.985 in 1992). . . . . .    69,799         66,957        64,048
          Preferred stock redemption
          expense. . . . . . . . . . . .         -            818         2,147
                                          --------       --------      --------

Balance December 31. . . . . . . . . . .  $307,072       $271,606      $251,121
                                          --------       --------      --------
                                          --------       --------      --------


The accompanying notes are an integral part of these financial statements.


                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE AND BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of LG&E Energy Corp. and its wholly owned subsidiaries - Louisville Gas and Electric Company (LG&E) and LG&E Energy Systems Inc. (Energy Systems), collectively referred to herein as the "Company." LG&E is a regulated public utility that is engaged in the generation, transmission, distribution, and sale of electric energy and the storage, distribution, and sale of natural gas in Louisville and adjacent areas in Kentucky. Energy Systems was formed to hold the Company's investments in certain non-utility businesses. LG&E Power Inc. (LPI), a wholly owned subsidiary of Energy Systems, develops, designs, builds, owns, operates, and maintains power generation facilities that sell electric and steam energy to industrial and utility customers. LPI's revenues are classified as "non-utility" in the accompanying consolidated statements of income. LG&E International Inc. (LII) is a subsidiary of Energy Systems that holds the Company's investments in business ventures outside the United States.

The consolidated financial statements for years prior to 1994 also include the results of financial transactions associated with Energy Systems' 36.5% partnership interest in Natural Gas Clearinghouse (NGC), a natural gas marketing company based in Houston, Texas, which was acquired in 1992 and sold in January 1994. Accordingly, the Company's investment in NGC, equity interest in NGC's earnings and the related gain on sale have been classified as discontinued operations in the accompanying consolidated financial statements. See Note 3, Discontinued Operations.

All significant intercompany items and transactions have been eliminated from the consolidated financial statements. Certain reclassifications have been made to the 1993 and 1992 financial statements to conform with the 1994 presentation with no impact on previously reported earnings. The Company is exempt from regulation as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

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

DEPRECIATION AND AMORTIZATION. Depreciation is provided on the straight-line method over the estimated service lives of depreciable plant. The amounts provided for LG&E in 1994 were 3.3% (3.2% electric, 3.3% gas, and 5% common); and for 1993 and 1992 were 3.3% (3.2% electric, 3.2% gas, and 5% common) of average depreciable plant. Goodwill recorded as a result of the Company's acquisition of LPI is being amortized using the straight-line method over a period of 40 years. Subsequent to an acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses estimates such as undiscounted net income and cash flow estimates, among other factors, in measuring whether the goodwill is recoverable.

CASH AND TEMPORARY CASH INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments are carried at cost, which approximates fair value.

DEFERRED INCOME TAXES. Deferred income taxes have been provided for all book-tax temporary differences.

The Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS No. 109), effective January 1, 1993. Regulatory assets and liabilities have been established to recognize the future revenue requirement impact from the deferred income taxes which were not immediately recognized in operating results because of ratemaking treatment. The adoption of SFAS No. 109 did not have a material impact on the results of operations or financial position for either the regulated or non-regulated companies.

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

REVENUE RECOGNITION. Utility revenues are recorded based on service rendered to customers through month end. LG&E accrues an estimate for unbilled revenues from the date of each meter reading date to the end of the accounting period. Effective January 1, 1994, under an agreement approved by the Public Service Commission of Kentucky (Kentucky Commission or Commission), LG&E implemented a demand side management program and a "decoupling mechanism," which allows LG&E to recover a predetermined level of revenue on electric and gas residential sales. See Management's Discussion and Analysis, Rates and Regulation, for further discussion. The Company recognizes revenues from non-utility construction activities using the percentage of completion method of accounting.

FUEL AND GAS COSTS. The cost of fuel for electric generation is charged to expense as used, and the cost of gas supply is charged to expense as delivered to the distribution system.

INTEREST RATE CONTRACTS. Interest rate swaps are used by LG&E to convert variable rate debt to a fixed rate. The cost or benefit of the interest rate swaps is recorded as a component of interest expense.


REVENUES AND CUSTOMER RECEIVABLES. LG&E customer receivables and gas and electric revenues arise from deliveries of natural gas and electric energy to a diversified base of residential, commercial and industrial customers and to public authorities and other utilities. LG&E supplies gas to approximately 266,000 customers and electricity to approximately 341,000 customers in Louisville and adjacent areas in Kentucky. For the year ended December 31, 1994, 74% of total utility revenue was derived from electric operations and 26% from gas operations.

NOTE 2 - RATES AND REGULATORY MATTERS

Accounting for the regulated utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by the Federal Energy Regulatory Commission (FERC) and the Kentucky Commission. LG&E is subject to Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION (SFAS No. 71). Under SFAS No. 71, certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be reflected as income are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and expected flowback of deferred credits is generally based on specific ratemaking decisions or precedent for each item. The following regulatory assets and liabilities were included in the consolidated balance sheets as of December 31 (in thousands of $):


                                                             1994          1993
                                                             ----          ----
        Unamortized loss on bonds                        $15,704        $16,622
        Unamortized extraordinary retirements              9,752         12,540
        Post-retirement benefits                               -          1,200
        Early retirement/workforce reduction                   -         17,617
        Property damage settlements                            -          9,817
        Manufactured gas sites                             3,149            926
        Other                                              3,121          2,920
        Deferred income taxes - net                       (8,914)        (6,876)
                                                         -------        -------

        Regulatory assets and liabilities - net          $22,812        $54,766
                                                         -------        -------
                                                         -------        -------


As of December 31, 1994, approximately $15 million of LG&E's net regulatory assets are being recovered through rates charged to customers over periods ranging from three to 22 years. LG&E expects to obtain recovery of the remaining regulatory assets in its next general rate case. For additional information regarding post-retirement benefits and early retirement/workforce reduction costs, deferred income taxes, and environmental costs, see Notes 7, 8, and 13, respectively. In early 1994, LG&E, based on a re-evaluation of its regulatory strategy, wrote off certain regulatory assets included in the 1993 consolidated balance sheet. See Note 5, Non-Recurring Charges, for a further discussion.

In October 1994, LG&E filed an application with the Kentucky Commission to implement an environmental cost recovery surcharge. The surcharge will allow LG&E to recover certain costs incurred to comply with federal, state, and local environmental requirements. If approved by the Commission, the surcharge will take effect in May 1995. See Rates and Regulation under Management's Discussion and Analysis for a further discussion.

NOTE 3 - DISCONTINUED OPERATIONS

In January 1994, the Company sold its 36.5% partnership interest in NGC for $170 million. The transaction resulted in an after-tax gain of $52 million. The Company's interest in NGC was acquired in 1992 at a cost of approximately $70 million and was accounted for as a purchase. Accordingly, the Company's investment in NGC, equity interest in NGC's earnings and the related gain on sale have been classified as discontinued operations in the accompanying consolidated financial statements.

NOTE 4 - INVESTMENTS IN JOINT VENTURES

The Company's investments in joint ventures mainly reflect interests in partnerships owned by LPI and LII in electric power and steam producing plants. These investments are accounted for using the equity method. The Company's investments in these joint ventures were $115,420,000 and $63,241,000 at December 31, 1994 and 1993, respectively.

The ownership percentages of joint ventures are summarized below:


                                                          % Owned
                                                          -------
        Babcock - Ultrapower West Enfield                      17
        Babcock - Ultrapower Jonesboro                         17
        LG&E Westmoreland - Southampton                        50
        LG&E Westmoreland - Altavista                          50
        LG&E Westmoreland - Hopewell                           50
        LG&E Westmoreland - Rensselaer                         50
        Westmoreland - LG&E Partners                           50
        UC Operating Services                                  50
        Windpower Partners 1993                                50
        Windpower Partners 1994                                25
        Central Termica San Miguel de Tucuman, S.A.            33


The Company's carrying amount exceeded the underlying equity in joint ventures by $33,174,000 and $34,618,000 at December 31, 1994, and 1993, respectively.
The difference represents adjustments to reflect the fair value of the underlying net assets acquired in 1991, in conjunction with the purchase of LPI, and related goodwill. The fair value adjustments are being amortized over periods ranging from two to 25 years, and the goodwill is being amortized over 40 years.

NOTE 5 - NON-RECURRING CHARGES

As part of a study of its business strategy and realignment during 1994, LG&E re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Commission. As a result of this re-evaluation, LG&E wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Commission, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and work force reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS. LPI recorded a reserve for $10.1 million, before taxes, for the costs related to vacating leased office space. See Operating Leases under Note 13, Commitments and Contingencies.

In the first quarter of 1994, the Board of Directors of the Company approved the formation of a tax-exempt charitable foundation (Foundation) which will make charitable contributions to qualified persons and entities. In 1994, the Company recorded a pre-tax charge against income and made an irrevocable payment of $15 million to fund the Foundation. On June 6, 1994, the Internal Revenue Service issued a letter stating that it had determined the Foundation was exempt from Federal income tax under the Internal Revenue Code.

NOTE 6 - MARKETABLE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

MARKETABLE SECURITIES. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, effective January 1, 1994. Accordingly, the Company's marketable securities have been determined to be "available-for-sale" and are stated at market value in the accompanying December 31, 1994, consolidated balance sheet. The available-for-sale category of investments results in the classification of unrealized gains and losses on investments in common equity, net of income taxes, until such gains and losses are realized, at which time they are recognized in earnings. Proceeds from sales of available-for-sale securities were $190,636,000, which resulted in realized gains of $2,993,000 and losses of $5,131,000, calculated using the specific identification method. The difference between amortized and unamortized cost basis of the Company's investments in marketable securities as of December 31, 1994, was immaterial.

Approximate cost, fair value, and other required information about the Company's available-for-sale securities by major security type as of December 31, 1994, follows (in thousands of $):


                                                                Fixed
                                                Equity         Income         Total
                                                ------         ------         -----
     Cost                                      $39,840       $107,332      $147,172
     Unrealized gains                               61            362           423
     Unrealized losses                          (4,045)        (3,981)       (8,026)
                                               -------        -------       -------
     Fair values                               $35,856       $103,713      $139,569
                                               -------       --------      --------
                                               -------       --------      --------

     Fair values:
        No maturity                            $34,511       $      -      $ 34,511
        Contractual maturities:
           Less than one year                    1,345          5,767         7,112
           One to five years                         -         53,101        53,101
           Five to ten years                         -         11,575        11,575
           Over ten years                            -         15,690        15,690
           Not due at a single maturity date         -         17,580        17,580
                                               -------       --------      --------
    Total fair values                          $35,856       $103,713      $139,569
                                               -------       --------      --------
                                               -------       --------      --------


The Company's available-for-sale securities above include approximately $1.1 million market value ($33.1 million notional amount) of short futures on U.S. Treasury Notes and Bonds maturing March 1995. The Company uses such instruments to hedge a major portion of its preferred equity portfolio to substantially reduce price volatility of the securities due to interest rate changes. The Company does not maintain any margin accounts relative to its investment positions.

The Company's available-for-sale securities consisted of $89,431,000 classified as Marketable Securities and $50,138,000 classified as Other Property and Investments in the accompanying 1994 consolidated balance sheet.

FINANCIAL INSTRUMENTS. Pursuant to Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company is required to disclose the fair value of financial instruments where practicable. The disclosure of such information does not purport to be a market valuation of the Company as a whole. The carrying amounts of cash, accounts receivable, notes payable, and accounts payable reflected on the consolidated balance sheets approximates the fair value of these instruments due to the short duration to maturity.

The fair value for certain of the Company's investments and debt are estimated based on quoted market prices for those or similar instruments. Investments for which there are no quoted market prices are stated at cost because a reasonable estimate of fair value cannot be made without incurring excessive costs. The fair value of interest rate swaps is based on the quoted market price as provided by the financial institution which is the counterparty to the swap.

The cost and estimated fair value of the Company's financial instruments as of December 31, 1994 and 1993, are as follows (in thousands of $):


                                                1994                     1993
                                                ----                     ----
                                                         Fair                    Fair
                                          Cost          Value        Cost       Value
                                          ----          -----        ----       -----
     Marketable securities            $ 93,849       $ 89,431    $     -      $     -
     Long-term investments:
       Practicable to estimate
          fair value                    53,323         50,138      21,186      21,538
       Not practicable                     490            490         490         490
     Preferred stock subject
       to mandatory redemption          25,000         22,125      25,000      24,750
     Long-term debt                    662,800        648,697     662,800     706,078
     Interest rate swaps                     -            965           -        (896)


NOTE 7 - PENSION PLANS AND RETIREMENT BENEFITS

PENSION PLANS. The Company has two non-contributory, defined-benefit pension plans, covering all eligible employees. Retirement benefits are based on the employee's years of service and compensation. The Company's policy is to fund annual actuarial costs, up to the maximum amount deductible for income tax purposes, as determined under the frozen entry age actuarial cost method.

In addition, the Company has a supplemental executive retirement plan that covers officers of the Company. The plan provides retirement benefits based on average earnings during the final three or five years prior to retirement, reduced by social security benefits, any pension benefits received from plans of prior employers, and by amounts received under the pension plans mentioned in the preceding paragraph.

Pension costs were $4,996,000 for 1994, $3,048,000 for 1993, and $2,664,000 for
1992, of which approximately $693,000, $425,000, and $241,000, respectively, were charged to construction.

The components of periodic pension expense are shown below (in thousands of $):


                                                         1994           1993         1992
                                                         ----           ----         ----

     Service cost - benefits earned during the period$     5,134       $  4,730      $  5,524
     Interest cost on projected benefit obligation        13,377         12,314       11,060
     Actual return on plan assets                           (494)       (13,676)      (8,903)
     Amortization of transition asset                     (1,079)        (1,079)      (1,076)
     Net amortization and deferral                       (11,942)           759       (3,941)
                                                         --------        -------     --------
         Net pension cost                               $  4,996       $  3,048      $  2,664
                                                        ---------      ---------     --------
                                                        ---------      ---------     --------


The assets of the plans consist primarily of common stocks, corporate bonds, United States government securities, and interests in a pooled real estate investment fund.


The funded status of the pension plans at December 31 is shown below (in thousands of $):

                                                            1994           1993
                                                            ----           ----
     Actuarial present value of
         accumulated plan benefits:
             Vested                                     $134,273       $138,384
             Non-vested                                   14,756         18,322
                                                        ---------      --------
             Accumulated benefit obligation              149,029        156,706
             Effect of projected future compensation      19,971         26,357
                                                        ---------      --------
             Projected benefit obligation                169,000        183,063
             Plan assets at fair value                   161,299        166,035
                                                        ---------      --------
             Plan assets less than projected
               benefit obligation                         (7,701)      (17,028)
             Unrecognized net transition asset           (12,245)      (13,324)
             Unrecognized prior service cost              24,270         28,657
             Unrecognized net gain                       (35,860)      (22,590)
                                                        ---------      --------

     Accrued pension liability                          $(31,536)     $(24,285)
                                                        ---------     ---------
                                                        ---------     ---------


The projected benefit obligation was determined using an assumed discount rate
of 8.5% for 1994 and 7.5% for 1993.   An assumed annual rate of increase in
future compensation levels ranged from 4.5% to 5% for 1994 and 3.5% to 4.5% for 1993. The assumed long-term rate of return on plan assets was 8.5% for 1994 and 1993. Transition assets and prior service costs are being amortized over the average remaining service period of active participants.

POST-RETIREMENT BENEFITS. The Company adopted Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS No. 106), effective January 1, 1993. SFAS No. 106 requires the accrual of the expected cost of retiree benefits other than pensions during the employee's years of service with the Company. The Company is amortizing the discounted present value of the post-retirement benefit obligation at the date of adoption over 20 years.

The Company provides certain health care and life insurance benefits for eligible retired employees. Post-retirement health care benefits are subject to a maximum amount payable by the Company. Prior to January 1, 1993, the cost of retiree health care and life insurance benefits was generally recognized when paid. This cost was $1,078,000 for 1992. Beginning in 1993, the Company began to account for post-retirement benefits according to the provisions of SFAS
No. 106.

In 1993, LG&E, based on an order from the Commission, created a regulatory asset and deferred the level of SFAS No. 106 expense in excess of the previous level of pay-as-you-go expense. Therefore, the adoption of SFAS No. 106 did not have an effect on results of operations in 1993. However, in the first quarter of 1994, LG&E began recognizing the excess SFAS No. 106 expense currently, including the amount previously deferred. See Note 5, Non-Recurring Charges.

The components of the net periodic post-retirement benefit cost as calculated under SFAS No. 106 are as follows (in thousands of $):


                                                             1994          1993
                                                             ----          ----
     Service cost                                          $  647        $  710
     Interest cost                                          2,400         2,621
     Amortization of transition obligation                  1,341         1,399
                                                           ------        ------

     Post-retirement benefit cost                          $4,388        $4,730
                                                           ------        ------
                                                           ------        ------


The accumulated post-retirement benefit obligation as calculated under SFAS No. 106 at December 31 is shown below (in thousands of $):


                                                            1994           1993
                                                            -----          ----
     Retirees                                           $(18,487)     $(17,826)
     Fully eligible active employees                      (1,965)       (4,022)
     Other active employees                               (9,940)      (16,042)
                                                        ---------     ---------
     Accumulated post-retirement benefit obligation      (30,392)      (37,890)
     Unrecognized net (gain) loss                         (3,220)        4,990
     Unrecognized transition obligation                   24,134        26,582
     Previously recognized amount                              -         3,696
                                                        ---------     ---------
     Accrued post-retirement benefit liability          $ (9,478)     $ (2,622)
                                                        ---------     ---------
                                                        ---------     ---------


The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 8.5% for 1994 and 7.5% for 1993. Assumed compensation increases for projected life insurance benefits for affected groups was 5% for 1994 and 4.5% for 1993. An assumed health care cost trend rate of 10.5% was assumed for 1994, gradually decreasing to 5.25% in ten years and thereafter.

A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by approximately $1 million and the annual service and interest cost by approximately $100,000. No funding has been established by the Company for post-retirement benefits.

POST-EMPLOYMENT BENEFITS. The Company adopted Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POST-EMPLOYMENT BENEFITS on (SFAS No. 112) January 1, 1994, as required. SFAS No. 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

EARLY RETIREMENT/WORK FORCE REDUCTION. During the last quarter of 1993, LG&E eliminated approximately 350 full-time positions. The cost of the employee reduction program was approximately $11.5 million, and consisted primarily of separation payments, enhanced early retirement benefits, and health care benefits.

In 1992, an early retirement program was made available to all LG&E union employees who had reached age 55, or who had 35 years or more of continuous service regardless of age. The cost of the program was approximately $7 million and consisted primarily of enhanced early retirement and health care benefits.

THRIFT SAVINGS PLAN. The Company has Thrift Savings Plans under Section 401(k) of the Internal Revenue Code. Under these plans, eligible employees may defer and contribute to the plan a portion of current compensation in order to provide future retirement benefits. The Company makes contributions to the plans by matching a portion of employee's contributions according to a formula established by the plans. These costs were approximately $3,304,000 for 1994, $3,542,000 for 1993, and $2,204,000 for 1992. The increase in 1993 401(k)
expenses over 1992 is due to the expansion of the program to LG&E union employees.

NOTE 8 - FEDERAL AND STATE INCOME TAXES


Components of income tax expense from continuing operations are shown in the table below (in thousands of $):


                                                  1994           1993           1992
                                                 -----          -----           ----

     Included in Income Taxes:
         Current- Federal                      $33,483        $45,194       $17,536
                - State                          9,032         15,196         4,706
         Deferred - Federal - net               (4,560)           198        19,186
                  - State - net                     58           (388)        8,349
     Deferred investment tax credit                  -              -           390
     Amortization of investment tax credit      (4,619)        (7,821)       (5,423)
                                               --------       --------      --------

     Total                                     $33,394        $52,379        $44,744
                                               --------       --------      --------
                                               --------       --------      --------


Variations in income tax expense are largely attributable to changes in pre-tax income.



Provisions for deferred income taxes - net from continuing operations consist of the tax effects of the following temporary differences (in thousands of $):


                                              1994           1993          1992
                                              ----           ----          ----
     Depreciation and amortization        $20,772        $ 3,593       $38,624
     Alternative minimum tax                    -          5,995        (5,995)
     Deferred income                       (2,588)        (7,295)       (3,483)
     Pension overfunding                   (4,380)          (857)         (940)
     Accrued liabilities not currently
      deductible                           (9,169)        (1,715)         (811)
     Other                                 (9,137)            89           140
                                          --------        -------      --------

     Total                               $ (4,502)       $  (190)       $27,535
                                         ---------       --------       -------
                                         ---------       --------       -------


The net provisions for deferred income taxes decreased in 1994 due largely to recording certain liabilities which are not deductible until such liabilities are paid. Deferred income taxes attributable to depreciation and amortization decreased in 1993 because of the reversal of prior years' accumulated taxes as a result of the sale of a portion of Trimble County Unit 1. See Note 15, Jointly Owned Electric Utility Plant, for a further discussion of the sale.


Net deferred tax liabilities resulting from book-tax temporary differences are shown below (in thousands of $):


                                       December 31,   December 31,    January 1,
                                              1994           1993          1993
                                              ----           ----          ----

Deferred tax liabilities:
  Depreciation and other
    plant-related items                   $353,437       $338,914       $334,186
  Income taxes due from customers           10,179         10,233         14,608
  Other liabilities                         11,025         11,838          4,308
                                          --------       --------       --------
                                          $374,641       $360,985       $353,102
                                          --------       --------       --------

Deferred tax assets:
  Investment tax credit                   $ 35,833       $ 36,961       $ 42,229
  Income taxes due to customers             13,942         14,361         15,477
  Pension overfunding                       12,207          7,306          6,129
  Deferred income                           13,251         11,028          3,389
  Accrued liabilities not currently
    deductible and other                    29,580          4,373          6,367
                                          --------       --------       --------
                                          $104,813        $74,029        $73,591
                                          --------       --------       --------

Net deferred income tax liability         $269,828       $286,956       $279,511
                                          --------       --------       --------
                                          --------       --------       --------



The Company's effective income tax rate is computed by dividing the aggregate of current income taxes, deferred income taxes-net, and the amortization of investment tax credit by income from continuing operations before income taxes. Reconciliation of the statutory Federal income tax rate to the effective income tax rate for continuing operations is shown in the table below:


                                                 1994        1993        1992
                                                 ----        ----        ----

Statutory federal income tax rate                35.0%       35.0%       34.0%
State income taxes net of federal benefit         6.2         6.9         7.0
Investment and other tax credits                 (5.6)       (5.6)       (4.4)
Other differences - net                           (.8)        1.3         (.3)
                                                -----       -----       -----

Effective income tax rate                        34.8%       37.6%       36.3%
                                                -----       -----       -----
                                                -----       -----       -----

NOTE 9 - OTHER INCOME AND (DEDUCTIONS)


Other income and (deductions) consisted of the following at December 31 (in thousands of $):

                                                1994         1993        1992
                                                ----         ----        ----

Fee income (expense)                         $ 6,092      $(1,850)   $      -
Gains (losses) on securities - net            (2,138)         (54)          -
Interest and dividend income                  11,690        3,112       1,980
Gains on fixed asset disposals - net           1,772          346         608
Donations                                     (1,285)      (1,255)       (903)
Other                                         (2,413)      (2,026)     (2,425)
                                             -------      -------     -------

Total                                        $13,718      $(1,727)    $  (740)
                                             -------      -------     -------
                                             -------      -------     -------

NOTE 10 - CAPITAL STOCK


Changes in shares of common stock outstanding are shown in the table below (in thousands):

                                        1994     1993      1992
                                        ----     ----      ----

   Outstanding January 1              32,956   32,328    32,284
   Issues under the Employee
     Common Stock Purchase
     Plan (1994, $1,377;
     1993, $1,296; 1992, $1,129)          41       37        40
   Issues under the Automatic
     Dividend Reinvestment and Stock
     Purchase Plan ($21,740)               -      560         -
   Issues under the Omnibus
     Long-Term Incentive Plan
     (1994, $663; 1993, $953;
     1992, $103)                          19       31         4
                                      ------   ------    ------

Outstanding December 31               33,016   32,956    32,328
                                      ------   ------    ------
                                      ------   ------    ------

In 1992, the Company's Automatic Dividend Reinvestment and Stock Purchase Plan provided that reinvested dividends and optional cash payments would be used to buy shares of common stock on the open market. The plan was changed in 1993 to issue authorized but unissued common stock under the plan effective with the January 15, 1993, dividend. Effective January 15, 1994, the plan was revised and reinvested dividends and optional cash payments are again being used to purchase shares of the Company's stock on the open market.

The Company has a Long-Term Incentive Plan (the Long-Term Plan) whereby, in addition to other types of stock-based and related awards, incentive and nonqualified stock options can be granted to key personnel. A total of 299,250 shares of common stock have been registered under the Long-Term Plan. Under the nonqualified stock option portion of the Long-Term Plan, the Company may grant stock options at an exercise price approximating market value. Each option entitles the holder to acquire one share of the Company's common stock no earlier than one year from the date granted. The options generally expire ten years from the date granted.

Non-employee directors receive stock options pursuant to the Stock Option Plan for Non-Employee Directors (the Directors' Plan), which was approved by the Company's shareholders at the 1994 annual meeting. A total of 250,000 shares of common stock have been registered under the Directors' Plan. Under the Directors' Plan, upon initial appointment or election to the Board, each new director, who has not been an employee or officer of the Company within the preceding three years, receives an option grant for 2,000 shares of common stock. Following this initial grant, eligible directors receive an annual grant of an option for 2,000 shares in February of each year. The terms of the options are similar to those granted under the Long-Term Plan.

Common stock equivalents resulting from the options granted under both the Long-Term Plan and the Directors' Plan would not have a material dilutive effect on reported earnings per share.


A summary of the status of the Company's nonqualified stock options follows:

                                   Out-          Exer-         Option Price
                               standing        cisable            per Share
                               --------        -------            ---------

   As of December 31, 1991       66,608        22,316       $25.86 - $27.97
     Options granted and
       exercisable               49,174        44,292       $25.86 - $30.56
     Options exercised           (7,853)       (7,853)      $25.86 - $27.14
     Options cancelled           (3,841)       (3,841)      $25.86 - $30.56
                                -------       -------       ---------------

   As of December 31, 1992      104,088        54,914       $25.86 - $30.56
     Options granted and
       exercisable               77,005        49,174       $30.56 - $39.19
     Options exercised          (21,274)      (21,274)      $25.86 - $30.56
     Options cancelled           (5,936)       (5,936)      $33.90 - $36.04
                                -------       -------       ---------------

   As of December 31, 1993      153,883        76,878       $25.86 - $39.19
     Options granted and
       exercisable              120,315        77,005       $30.56 - $39.19
     Options exercised          (16,047)      (16,047)      $25.86 - $36.04
     Options cancelled          (15,887)       (9,545)      $30.56 - $39.19
                                -------       -------       ---------------

   As of December 31, 1994      242,264       128,291       $25.86 - $39.19
                                -------       -------       ---------------
                                -------       -------       ---------------

The Company has a Shareholders Rights Plan designed to protect shareholders' interests in the event the Company is ever confronted with an unfair or inadequate acquisition proposal. Pursuant to the plan, each share of common stock has two-thirds of a "right" entitling the holder to purchase from the Company one one-hundredth of a share of new preferred stock of the Company under certain circumstances. The holders of the rights will, under certain conditions, also be entitled to purchase either shares of common stock of LG&E Energy Corp. or common stock of the acquirer at a reduced percentage of market value. The rights will expire in the year 2000.

In May 1993, LG&E issued $25 million of $5.875 Cumulative Preferred Stock. The proceeds from the sale were used to redeem the outstanding $8.90 Cumulative Preferred Stock.

NOTE 11 - FIRST MORTGAGE BONDS

Annual requirements for the sinking funds of LG&E's First Mortgage Bonds (other than the First Mortgage Bonds issued in connection with the Pollution Control Bonds) are the amounts necessary to redeem 1% of the highest principal amount of each series of bonds at any time outstanding. Property additions (166 2/3% of principal amounts of bonds otherwise required to be so redeemed) have been applied in lieu of cash. It is the intent of LG&E to apply property additions to meet 1995 sinking fund requirements of the First Mortgage Bonds.

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

LG&E issued several series of lower interest bearing First Mortgage and Pollution Control Bonds in 1993 to refinance bonds with higher interest rates. In August 1993, LG&E issued two separate series of Pollution Control Bonds (a $35.2 million, Variable Rate Series, which had an average interest rate of 3.740% at December 31, 1994, and 2.586% at December 31, 1993, and a $102
million, 5.625% Series) and redeemed five series of Pollution Control Bonds totaling $137.2 million with interest rates ranging from 6.125% to 6.7%. In August 1993, LG&E also issued $42.6 million of 6% First Mortgage Bonds and redeemed two series of First Mortgage Bonds ($19.7 million at 8.25% and $21.362 million at 8.5%). In November 1993, LG&E issued $26 million of Pollution Control Bonds, 5.45% Series and redeemed the $26 million, 9.75% Series.

LG&E entered into an agreement in November 1993 with Goldman, Sachs & Co. to issue $40 million of tax-exempt Pollution Control Bonds in 1995 at a rate of 5.9%. The issuance of the bonds in 1995 is subject to certain conditions. If issued, the proceeds will be used to redeem, in 1995, the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

LG&E has outstanding interest rate swap agreements totaling $30 million. Under the agreements, which were entered into in 1992, LG&E pays a fixed rate of 4.35% on $15 million for a five-year period and 4.74% on $15 million for a seven-year period. In return, LG&E receives a floating rate based on the weighted average JJ Kenny index. The JJ Kenny index is a tax-exempt municipal bond interest rate index. These swaps were entered into as a standard hedging device in connection with the issuance of the Series S Pollution Control Bonds due September 1, 2017. The swaps are designed to reduce LG&E's exposure to interest rate risk. LG&E received interest at composite rates of 2.84%, 2.38%, and 2.73% in 1994, 1993, and 1992, respectively and paid interest at a composite rate of 4.55% pursuant to the swaps.

LG&E's First Mortgage Bonds, 5.625% Series of $16 million is scheduled to mature in 1996 and the 6.75% Series of $20 million is scheduled to mature in 1998. There are no scheduled maturities of Pollution Control Bonds for the five years subsequent to December 31, 1994. The Company has no cash sinking fund requirements.

NOTE 12 - NOTES PAYABLE

At December 31, 1994, Energy Systems had notes payable outstanding of $32 million at a weighted average interest rate of 6.44%; at December 31, 1993, notes payable were $20 million at 3.75%. LG&E had no notes payable at December 31, 1994, or December 31, 1993.

At December 31, 1994, lines of credit were in place totaling $320 million ($145 million for LG&E, $150 million for Energy Systems, and $25 million for LG&E Energy Corp.), for which the companies pay commitment or facility fees. These lines of credit were unused, except for the $32 million of Energy Systems' notes payable mentioned above. The credit lines are scheduled to expire at various periods during 1995 and 1996. Management intends to renegotiate these lines when they expire.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM. The Company had commitments, primarily in connection with the construction program of LG&E, aggregating approximately $8 million at December 31, 1994. LG&E's construction expenditures for the calendar years 1995 and 1996 are estimated to total approximately $200 million.

EQUITY FUNDING AND PERFORMANCE GUARANTEES. In connection with the financing of various power projects, Energy Systems and LPI provide equity funding commitments and guarantee the construction and performance of the projects. Ascertainable equity funding commitments were $27 million and $36 million at December 31, 1994, and 1993, respectively. Contingent construction and project performance guarantees totaled approximately $104 million and $198 million at December 31, 1994, and 1993, respectively.

Through a support agreement with Energy Systems for the benefit of certain Energy Systems' lenders, LG&E Energy Corp. has agreed to provide Energy Systems with the necessary funds and financial support to meet the foregoing contingencies.

Westmoreland Energy, Inc. (WEI) is a partner along with LPI in six cogeneration projects in operation or under construction. Under an agreement signed on April 15, 1993, Energy Systems guaranteed (in exchange for fees and other consideration) the equity funding commitment of WEI in connection with the following three projects: Roanoke Valley I, Roanoke Valley II and Rensselaer. The outstanding commitments resulting from this agreement total $4.6 million and $35.5 million as of December 31, 1994, and 1993, respectively. WEI funded their equity commitments for the Roanoke Valley I and Rensselaer projects on December 30, 1994.

During 1993, the Company signed an agreement with Greyrock Capital Group, Inc. (Greyrock, formerly known as Nations Financial Capital Corporation) under which Greyrock agreed, in exchange for fees, to assume $26.9 million of the Company's contingent equity funding commitment for Roanoke Valley I and II resulting from its April 15, 1993, agreement with WEI. As a result of WEI's equity funding on December 30, 1994, the Greyrock obligation to fund was reduced to $4.6 million, related solely to Roanoke Valley II.

On November 8, 1994, Westmoreland Coal Company (Westmoreland), the parent of WEI, together with certain of Westmoreland's subsidiaries other than WEI, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. According to Westmoreland, this filing was made in order to facilitate the sale of its Kentucky Criterion Coal unit (Kentucky Criterion), and would leave unaffected all of Westmoreland's existing debt obligations and stockholder interests. On December 16, 1994, the United States Bankruptcy Court for the District of Delaware issued an order confirming the Westmoreland Plan of Reorganization (the
Plan). Pursuant to the Plan, Westmoreland completed its sale of Kentucky Criterion to CONSOL of Kentucky, Inc. on December 22, 1994. The proceeds from the sale were used to pay in full Westmoreland's outstanding indebtedness to its principal creditors. After these payments, Westmoreland emerged from bankruptcy. The proceeds from the sale of Kentucky Criterion were also used to fund Westmoreland's equity commitments related to Roanoke Valley I and Rensselaer on December 30, 1994, as discussed above.

Technical defaults may have resulted with certain project lenders by reason of the bankruptcy filing. However, based upon discussions with the projects' lenders and their consent to the Kentucky Criterion sale, the Company does not anticipate that the projects' lenders or others will take action, as a result of the technical defaults, that would adversely affect the projects or the Company's interests, or that would have a material adverse effect on the Company's financial position or its consolidated results of operations.

PROJECT CONTINGENCIES

SOUTHAMPTON. The Southampton plant, a 63 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company (Virginia Power) as a qualifying facility (QF) under the Public Utility Regulatory Policies Act (PURPA). The plant began commercial operation in 1992. On July 7, 1994, FERC denied the request of LG&E-Westmoreland Southampton (the Partnership) for a waiver of certain qualifying facility requirements and directed the Partnership to show cause as to why it should not be required to file new cost-based rates for its 1992 electric sales to Virginia Power.

The Partnership filed a request for rehearing and a motion to consider its request for rehearing as timely filed, or in the alternative, to treat its request for rehearing as a motion for reconsideration, in August 1994, one day out of time. The Partnership is seeking a reversal of FERC's prior order, or, in the alternative, a clarification of FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under PUHCA, utility laws in Virginia and various portions of the Federal Power Act.

On August 24, 1994, Virginia Power filed a motion for leave to respond to the Partnership's request for rehearing and response to request for rehearing, and a response to the Partnership's show cause order. On September 6, 1994, the Partnership filed with FERC its answer to Virginia Power's motion and response. On September 6, 1994, FERC granted itself an extension of time to act on the Partnership's request for rehearing, tolling the 30-day period in which FERC was to have acted on the Partnership's rehearing request.

The parties have fully briefed and submitted to FERC their respective motions with respect to the request for rehearing and are awaiting FERC's decision. As of January 30, 1995, FERC had not acted on the Partnership's request for rehearing. The Company expects that FERC will grant the Partnership the relief that it is seeking and, accordingly, the ultimate resolution of the matter is not expected to have a material adverse effect on its consolidated results of operations or its financial condition. However, in light of FERC's July 7, 1994, order, and the arguable lateness of the filing of the request for rehearing one day out of time, the Company cannot predict what action FERC ultimately will take. Possible consequences from an adverse decision include refunds and potential regulatory and other problems under PUHCA, Virginia utility law and the Federal Power Act, the scope and amount of which cannot be determined at this time.

RENSSELAER. The Rensselaer plant, a 79 megawatt, natural-gas-fired facility in Rensselaer, New York, produces steam and electricity from a combined-cycle gas and steam turbine-generator system as a QF under PURPA. The project is jointly owned by LPI and WEI through a general partnership - LG&E-Westmoreland Rensselaer (LWR).

As a result of problems encountered during the start-up and testing of the facility, the facility's commercial operation date was pushed back from February 1994 to April 1994, and the Rensselaer facility was prevented from meeting FERC's operating or efficiency standard for the last month of 1993, and for 1994. LWR filed a waiver request with FERC on October 17, 1994, requesting a temporary waiver of the operating and efficiency standards for 1993 and the efficiency standard for 1994. As of January 30, 1995, FERC had not acted on LWR's waiver request.

The Company, which indirectly owns a 50% interest in the project, based upon past precedent, expects that FERC will grant the waiver and, accordingly, that the ultimate resolution of this matter should not have a material adverse effect on its consolidated results of operations or its financial condition. While the resolution of the Rensselaer matter is not expected to have a material adverse effect, the Company cannot predict what action FERC may take. Possible consequences could include potential regulatory and other problems under PUHCA, New York utility laws and the Federal Power Act, the scope and amount of which cannot be determined at this time.

ROANOKE VALLEY I.  The Company owns a 50% interest in Westmoreland-LG&E Partners
(WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company.
Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through December 1994, Virginia Power withheld approximately $6 million of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. On October 31, 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power has breached the PPA in withholding such payments. Virginia Power filed a motion to dismiss, in which it denied that its actions were in breach of the PPA. On March 17, 1995, the Circuit Court of the City of Richmond, Virginia, dismissed WLP's complaint. WLP is considering further action to protect its interests. In the Company's opinion, WLP is entitled to recover the capacity payments withheld by Virginia Power and should prevail in this matter ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 25 years of the PPA. However, the Company is unable to predict the outcome of this matter, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP.

FERC ORDER NO. 636. In 1994, LG&E experienced its first full year operating under Order No. 636. Whereas LG&E had previously purchased natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas
Gas), LG&E now purchases only transportation services from Texas Gas and purchases natural gas from other sources.

Under Order No. 636 pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including LG&E.
The Commission issued an order, based on proceedings that were held to investigate the impact of Order No. 636 on utilities and ratepayers in Kentucky, providing that transition costs assessed on utilities by the pipelines, which are clearly identifiable as being related to the cost of the commodity itself, are appropriate to be recovered from customers through the gas supply clause. During 1994, LG&E paid and began recovering from its customers approximately $2.8 million in transition costs. It is estimated that $6 million to $8 million in additional transition costs will be incurred by LG&E in 1995, and these costs are also expected to be recovered from customers. LG&E is a party to proceedings before FERC which will determine a number of pipeline transition issues. Because of the impact such issues may have on future costs, management is unable to estimate the level of transition costs, if any, for years subsequent to 1995.

OPERATING LEASES. LG&E Energy Corp. has an operating lease for its corporate office space with an expiration date of 1996. LG&E has an operating lease for its corporate office building that is scheduled to expire in June 2005. LPI has operating lease commitments related to two office facilities with expiration dates ranging from four to seven years. Total lease expense for 1994, 1993, and 1992 was $4,895,000, $4,526,000, and $5,454,000, respectively. The future minimum annual lease payments under these lease agreements for years subsequent to December 31, 1994, are as follows (in thousands of $):


       1995                     $ 4,566
       1996                       4,855
       1997                       4,774
       1998                       4,738
       1999                       4,451
       Thereafter                21,783
                                -------
         Total                  $45,167
                                -------
                                -------


Operating lease commitments have been reduced for annual rental payments to be received from noncancelable subleases of approximately $900,000 per year from 1995 through 2001. Future lease payments associated with facilities vacated in mid-1994 were included in the non-recurring charges recorded during 1994 and therefore, do not represent future operating expenses. See Note 5, Non-Recurring Charges.

ENVIRONMENTAL. The Clean Air Act Amendments of 1990 impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. The legislation is extremely complex and its effect will substantially depend on regulations issued by the U.S. Environmental Protection Agency (USEPA). LG&E is closely monitoring the continuing rule-making process in order to assess the precise impact of the legislation on the Company. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing capital construction program, LG&E has spent $10 million to date and anticipates incurring additional capital expenditures of approximately $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on LG&E is expected to be minimal. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities.

In 1992, LG&E entered two agreed orders with the Air Pollution Control District
(APCD) of Jefferson County in which LG&E committed to undertake remedial measures to address certain particulate emissions and alleged excess sulfur dioxide emissions from its Mill Creek generating plant. In May 1994, LG&E completed all specified remedial measures in accordance with the terms of the agreed orders. LG&E has agreed to commence a joint field sampling program with the APCD to demonstrate the effectiveness of the remedial measures.

In August 1993, 34 persons filed a complaint in Jefferson Circuit Court against LG&E seeking certification of a class consisting of all persons within 2.5 miles of the Mill Creek plant. The plaintiffs seek compensation for alleged personal injury and property damage attributable to emissions from the Mill Creek plant, injunctive relief, a fund to finance future medical monitoring of area residents, and other relief. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. LG&E intends to vigorously defend itself in the pending litigation.

In an effort to resolve property damage claims relating to particulate emissions from the Mill Creek plant, in July 1993, LG&E commenced extensive negotiations and property damage settlements with adjacent residents who are not parties to the pending litigation. The negotiations and settlements are continuing and LG&E currently estimates that property damage claims for the particulate emissions should be settled for an aggregate amount of approximately $15 million. Accordingly, the Company has recorded an accrual of this amount.

In response to a notification from the APCD that LG&E's Cane Run plant may be the source of a potential exceedance of the National Ambient Air Quality Standards for sulfur dioxide, LG&E submitted a draft action plan and modeling schedule to the APCD and USEPA. The APCD and USEPA have approved the submittals, and an LG&E contractor is currently conducting additional modeling activities. Although it is expected that corrective action will be accomplished through capital improvements, until the modeling activities are complete, LG&E cannot determine the precise impact of this matter.

In March 1994, the APCD adopted a regulation requiring a 15% reduction from 1990 volatile organic compound (VOC) emissions from industrial sources. There are currently no demonstrated technologies for control of VOC emissions from coal-fired boilers. Consequently, compliance with the regulation could require limits on generation at the Mill Creek and Cane Run plants, unless the APCD adopts a provision for compliance through utilization of banked emission allowances. The Company is currently negotiating with the APCD in an effort to demonstrate its eligibility for an exclusion from the VOC reduction requirements.

LG&E owns or formerly owned three primary sites where manufactured gas plant operations were located. Such manufactured gas plant operations, conducted in the 1838 to 1960 time period, typically produced coal tar byproducts and other constituents that may necessitate cleanup measures. LG&E has completed an investigation of the level of contaminants present at the two company-owned sites, and LG&E, along with the current owner of the third site and another party completed an investigation of the third site. Investigation and testing at these three sites has identified the presence of contaminants typical of manufactured gas operations. A report on the results of the investigation at each site has been prepared and submitted to the Kentucky Natural Resources and Environmental Protection Cabinet (KNREPC). The KNREPC will review the findings submitted by the Company, and through negotiations with LG&E, the level of remediation required at each site will be determined. Although a precise determination of the costs associated with cleanup activities at these three sites cannot be made until the required level of remediation is established, LG&E's management currently estimates that the total cost will fall within a range of $3 million to $12 million and has recorded an accrual of approximately $3 million in the accompanying financial statements.

In November 1993, LG&E was served with a third-party complaint filed in federal district court in Illinois by three third-party plaintiffs. The third-party plaintiffs allege that LG&E and 31 other parties are liable under the Comprehensive Environmental Response, Compensation, and Liability Act as amended (CERCLA) for $1.4 million in costs allegedly incurred by USEPA in conducting cleanup activities at the M.T. Richards site in Crossville, Illinois. A number of de minimis third-party defendants, including LG&E, have commenced settlement discussions with the third-party plaintiffs. In LG&E's opinion, the resolution of this issue will not have a material adverse impact on its financial position or results of operations.

In June 1992, USEPA identified LG&E as a potentially responsible party (PRP) allegedly liable under CERCLA for $1.6 million in costs allegedly incurred by USEPA in cleanup of the Sonora Site and Carlie Middleton Burn site located in Hardin County, Kentucky. The USEPA has since increased the amount of its demand to $1.8 million to reflect additional cleanup costs. In September 1994, USEPA filed a CERCLA cost recovery action in U.S. District Court against LG&E and six other parties. In LG&E's opinion, the resolution of this issue will not have a material adverse impact on its financial position or results of operations.

In 1987, USEPA identified LG&E as one of the numerous PRPs allegedly liable under CERCLA for the Smith's Farm site in Bullitt County, Kentucky. In March 1990, USEPA issued an administrative order requiring LG&E and 35 other PRPs to conduct certain cleanup activities. In February 1992, four PRPs filed a complaint in federal district court in Kentucky against LG&E and 52 other PRPs. Under the law, each PRP could be held jointly and severally liable for the cost of site cleanup but would have the right to seek contribution from other PRPs. In July 1993, upon motion of the plaintiffs, the federal court dismissed LG&E and a number of others from the litigation in order to facilitate settlement negotiations among the parties. Cleanup costs for the site are currently estimated at approximately $70 million. LG&E and several other parties have shared certain cleanup costs in the interim until a voluntary allocation of liability can be reached among the parties. It is not possible at this time to predict the outcome or precise impact of this matter. However, management believes that this matter should not have a material adverse impact on the financial position or results of operations of LG&E as other financially viable PRPs appear to have primary liability for the site.

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

NOTE 14 - TRIMBLE COUNTY GENERATING PLANT

Trimble County Unit 1 (Trimble County), a 495-megawatt, coal-fired electric generating unit placed into service in December 1990, is currently the subject of an administrative proceeding before the Commission. This proceeding, which originally began in 1988, was initiated by the Commission to determine the appropriate ratemaking treatment to implement its 1988 decision that LG&E should not be allowed to recover 25% of the cost of the Unit from ratepayers. As a result of a non-unanimous settlement agreement in the initial 1989 proceedings reached between LG&E and the Commission staff, which was approved by the Kentucky Commission in October 1989, LG&E returned to its customers $11.1 million through refunds and rate reductions. The Commission's approval of the settlement agreement was appealed by certain intervenors in the case who had not joined in the agreement. In April 1993, the Kentucky Court of Appeals held that the Commission exceeded its authority in approving the agreement, and ordered the Commission to hold new hearings on the underlying issues.

Pursuant to a Commission procedural order, LG&E filed direct testimony on January 7, 1994, in which LG&E recommended that the Commission allow it to recover the $11.1 million it refunded to customers under the 1989 settlement agreement. Testimony filed by intervenors recommended that the Commission order LG&E to refund approximately $183 million, based upon their argument that LG&E should refund 25% of the revenue requirements associated with Trimble County's construction-work-in-progress (CWIP) collected through rates over the course of the Trimble County construction project.

On March 25, 1994, the Kentucky Attorney General and the Jefferson County Attorney filed a motion with the Commission in which they requested that two of the three members of the Commission and certain unspecified Commission staff employees be recused from further participation in the case. The intervenors supported the motion by arguing that past statements and orders of the Commission in this and other proceedings showed that the Commissioners had prejudged the issues relevant to the current proceeding. The issues referred to in the motion centered on the intervenors' claims that LG&E should refund 25% of all revenues associated with Trimble County CWIP collected through rates during the course of the plant's construction.

On July 8, 1994, the Commission entered an order which denied the intervenors' motion. In the order, the Commission stated that it had not prejudged any issues but rather had decided a number of issues in past proceedings which are binding on it and all other parties. The Commission also stated that it had never implied in prior orders that the amounts of Trimble County CWIP included in rate base prior to the issuance of its July 1, 1988, order in Case No. 10064, a general rate case, would be subject to later review. The Commission concluded that the scope of the present case had been limited since at least 1985 when the Commission issued an order that put LG&E on notice that in future rate cases the continuation of allowing a return on further additions to Trimble County CWIP would be an issue.

LG&E believes that the Commission's July 8 order makes it unlikely that the Commission will entertain the position that the intervenors have taken in their previously-filed testimony that LG&E refund approximately $183 million to its customers. LG&E believes that remaining at issue is what amount, if any, of the approximately $30 million it collected subject to refund under a rate case order issued in 1988 should be returned to ratepayers. As discussed above, approximately $11.1 million has already been returned to ratepayers under the 1989 settlement agreement. However, LG&E is unable to predict the outcome of the Commission proceedings, or the amount of additional refunds or recoveries, if any, that may be ordered.

The Commission has set May 9, 1995, as the formal hearing date in the Trimble County proceedings. The purpose of the hearing is to determine the proper ratemaking treatment to exclude 25% of Trimble County from customer rates for the period from May 1988 to December 31, 1990. LG&E's current rates, which became effective January 1, 1991, reflect the disallowance of 25% of the plant.

Reference is made to Note 15, Jointly Owned Electric Utility Plant, for a discussion of the sale of 25% of Trimble County.

NOTE 15 - JOINTLY OWNED ELECTRIC UTILITY PLANT

LG&E owns a 75% undivided interest in Trimble County Unit 1. Accounting for the 75% portion of the Unit, which the Commission has allowed to be reflected in customer rates, is similar to LG&E's accounting for other wholly owned utility plants.

Of the remaining 25% of the Unit, Illinois Municipal Electric Agency (IMEA) purchased a 12.12% undivided interest in the Unit on February 28, 1991, and Indiana Municipal Power Agency (IMPA) purchased a 12.88% undivided interest on February 1, 1993. Each is responsible for their proportionate ownership share of operation and maintenance expenses and incremental assets, and for fuel used.


The following data represent shares of the jointly owned property:

                                     Trimble County
                           LG&E      IMPA       IMEA     Total
                           ----      ----       ----     -----
Ownership interest          75%     12.88%     12.12%      100%
Mw capacity               371.25     63.75       60        495


NOTE 16 - SUBSEQUENT EVENT - PROPOSED ACQUISITION OF HADSON CORPORATION

On February 10, 1995, LG&E Energy Corp. signed definitive agreements to purchase Hadson Corporation (Hadson) for $143 million, plus acquisition related fees and expenses. Hadson, based in Dallas, Texas, is involved in the marketing, gathering, processing, storage and transportation of natural gas and natural gas liquids. The sale is subject to necessary regulatory filings and approvals, and satisfaction of certain other conditions. Closing is scheduled to occur in the second quarter of 1995.

NOTE 17 - SEGMENTS OF BUSINESS

LG&E Energy Corp. has business operations in both the regulated and non-regulated energy markets. The regulated business is conducted through LG&E, a public utility engaged in the generation, transmission, distribution, and sale of electricity, and the transmission, distribution and sale of natural gas.

The non-regulated energy business is conducted through Energy Systems, which manages the Company's non-utility operations. Energy Systems directly owns LPI and LII. LPI and its subsidiaries develop, design, build, own, operate, and maintain power generation facilities that sell energy to local industries and utilities.


     (Thousands of $)                        1994         1993         1992
                                             ----         ----         ----

     Operating Information:
       Revenues:
         Electric                        $559,327     $571,627     $526,143
         Gas                              200,129      204,915      178,526
                                         --------     --------     --------
           Total Utility                  759,456      776,542      704,669
         Non-Utility                       70,207      123,485      130,070
                                         --------     --------     --------
           Total                         $829,663     $900,027     $834,739
                                         --------     --------     --------
                                         --------     --------     --------

       Operating Income:
         Electric                        $139,916     $172,201     $150,810
         Gas                               11,368       17,436       15,122
                                         --------     --------     --------
           Total Utility                  151,284      189,637      165,932
         Non-Utility                        4,163        9,466       14,632
         Corporate                        (15,103)      (9,981)      (6,060)
                                         --------     --------     --------
           Total                         $140,344     $189,122     $174,504
                                         --------     --------     --------
                                         --------     --------     --------

     Other Information:
       Depreciation and Amortization:
         Electric                         $71,882      $69,985      $70,652
         Gas                               10,637        9,902        9,034
                                         --------     --------     --------
           Total Utility                   82,519       79,887       79,686
         Non-Utility                        1,072        2,253          967
         Corporate                            582          520          412
                                         --------     --------     --------
           Total                          $84,173      $82,660      $81,065
                                         --------     --------     --------
                                         --------     --------     --------

       Construction Expenditures:
         Electric                         $71,592      $74,165     $ 75,630
         Gas                               23,806       24,622       25,545
                                         --------     --------     --------
           Total Utility                   95,398       98,787      101,175
         Non-Utility                          663          871          331
         Corporate                            197          341          573
                                         --------     --------     --------
           Total                          $96,258      $99,999     $102,079
                                         --------     --------     --------
                                         --------     --------     --------






      (Thousands of $)                                  1994              1993             1992
                                                        ----              ----             ----
        Identifiable Assets - December 31:
          Electric                                $1,514,287        $1,537,387       $1,528,123
          Gas                                        252,946           241,930          222,958
          Other                                      199,078           195,057          121,473
          Trimble County - not allowed
            in customer rates                              -                 -           87,794
                                                 -----------        ----------       ----------
              Total Utility                        1,966,311         1,974,374        1,960,348
          Non-Utility                                249,981           116,434          108,896
          Discontinued Operations                          -            84,284           75,786
          Corporate                                    1,172            11,376            3,368
                                                 -----------        ----------       ----------
            Total                                 $2,217,464        $2,186,468       $2,148,398
                                                 -----------        ----------       ----------
                                                 -----------        ----------       ----------

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

The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP all the Company's financial records and related data as well as the minutes of shareholders' and directors' meetings.

Management has established and maintains a system of internal controls that provides reasonable assurance that transactions are completed in accordance with management's authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles. Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by the Company's internal auditors. Management reviews and modifies its system of internal controls in light of changes in conditions and operations, as well as in response to recommendations from the internal auditors. These recommendations for the year ended December 31, 1994 did not identify any significant deficiencies in the design and operation of the Company's internal control structure.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LG&E Energy Corp.:

We have audited the consolidated balance sheets and statements of capitalization of LG&E Energy Corp. (a Kentucky corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended
December 31, 1994. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LG&E Energy Corp. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As further discussed in Note 14, the potential amount of future rate refunds that may be required, if any, once the outcome of the legal and regulatory process is known, is uncertain at this time.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and post-retirement benefits other than pensions, and effective January 1, 1994, the Company changed its method of accounting for post-employment benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Louisville, Kentucky                                         Arthur Andersen LLP
January 30, 1995 (Except with respect
to the matters discussed in Note 16, as to which the date is February 10, 1995, and the matters discussed in paragraph 15 of Note 13, as to which the date is March 17, 1995.)

                  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


Selected financial data for the four quarters of 1994 and 1993 are shown below. Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year.


                                                                       Quarters Ended

     (Thousands of $ except per share data)         March              June      September       December
                                                    -----              ----      ---------       --------

     1994
     ----
     Revenues                                    $244,462          $192,354       $202,570       $190,277
     Operating income (loss)                       (6,531)           41,051         70,027         35,797
     Net income (loss):
        Continuing operations                     (19,964) (1)       22,093         37,076         17,624
        Gain on sale of discontinued
           operations                              51,805                 -              -              -
        Cumulative effect of
           accounting change                       (3,369) (1)            -              -              -
                                                 --------          --------       --------       --------
              Total                              $ 28,472          $ 22,093       $ 37,076       $ 17,624
                                                 --------          --------       --------       --------
                                                 --------          --------       --------       --------

     Earnings per share of common stock:
        Continuing operations                       $(.61) (1)         $.67          $1.12           $.54
        Gain on sale of discontinued
           operations                                1.57                 -              -              -
        Cumulative effect of
           accounting change                         (.10) (1)            -              -              -
                                                 --------          --------       --------       --------
              Total                                 $ .86              $.67          $1.12           $.54
                                                 --------          --------       --------       --------
                                                 --------          --------       --------       --------

     1993
     ----
     Revenues                                    $238,396          $200,368       $220,950       $240,313
     Operating income                              44,786            39,267         68,880         36,189
     Net income:
        Continuing operations                      18,573            15,375         33,260         13,617
        Discontinued operations                     1,524             2,233          1,841          1,837
                                                 --------          --------       --------       --------
              Total                              $ 20,097          $ 17,608       $ 35,101       $ 15,454
                                                 --------          --------       --------       --------
                                                 --------          --------       --------       --------

     Earnings per share of common stock:
        Continuing operations                        $.57              $.47          $1.02           $.41
        Discontinued operations                       .05               .07            .05            .06
                                                 --------          --------       --------       --------
              Total                                  $.62              $.54          $1.07           $.47
                                                 --------          --------       --------       --------
                                                 --------          --------       --------       --------


(1)  See Notes 5 and 7 of Notes to Financial Statements under Item 8.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEMS 10, 11, 12 and 13 are omitted pursuant to General Instruction G, inasmuch as the Company filed copies of a definitive proxy statement with the Commission on March 16, 1995, pursuant to Regulation 14A under the Securities Exchange Act of 1934. Such proxy statement is incorporated herein by this reference. In accordance with General Instruction G of Form 10-K, the information required by
Item 10 relating to executive officers has been included in Part I of this Form 10-K.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  1.   Financial Statements (included in Item 8):

             Statements of Income for the three years ended December 31, 1994 (page 33).

             Balance Sheets - December 31, 1994, and 1993 (page 34).

             Statements of Cash Flows for the three years ended December 31, 1994 (page 35).

             Statements of Capitalization - December 31, 1994, and 1993 (page
             36).

             Statements of Retained Earnings for the three years ended December 31, 1994 (page 37).

             Notes to Financial Statements (pages 37-58).

             Report of Management (page 59).

             Report of Independent Public Accountants (page 60).

             Selected Quarterly Financial Data for 1994 and 1993 (page 61).


     2.   Financial Statement Schedules (included in Part IV):

             Schedule II  -  Valuation and Qualifying Accounts for the three years ended December 31, 1994 (page 72).

All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Financial Statements or the accompanying Notes to Financial Statements.


3. Exhibits:

Exhibit
No.                                    Description
- ---                                    -----------

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


10.11 Copy of Modification No. 2, dated April 1, 1965, to the First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as
         Exhibit 5.02j to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.12 Copy of Modification No. 3, dated January 20, 1967, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as
         Exhibit 4(a)(7) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

10.13 Copy of Modification No. 6 dated November 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4(g) to LG&E's Registration Statement 2-28524 and incorporated by reference herein]

10.14 Copy of Modification No. 3 dated November 15, 1967, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibit 4.02m to LG&E's Registration Statement 2-37368 and incorporated by reference herein]

10.15 Copy of Modification No. 7 dated November 5, 1975, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02n to LG&E's Registration Statement 2-56357 and incorporated by reference herein]

10.16 Copy of Modification No. 4 dated November 5, 1975, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibit 5.02o to LG&E's Registration Statement 2-56357 and incorporated by reference herein]

10.17 Copy of Modification No. 4 dated April 30, 1976, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as
         Exhibit 5.02p to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

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

10.22 Copy of Modification No. 5 dated September 1, 1979, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 4 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.23 Copy of Modification No. 12 dated August 1, 1981, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.25 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

10.24 Copy of Modification No. 6 dated August 1, 1981, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.26 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

10.25 Copy of Diversity Power Agreement dated September 9, 1987, between East Kentucky Power Cooperative and LG&E covering the purchase and sale of power between the two companies from 1988 through 1995. [Filed as Exhibit 10.28 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated by reference herein]

10.26 Copy of Supplemental Executive Retirement Plan as amended through January 3, 1990, covering all officers of LG&E. [Filed as Exhibit
         10.29 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

10.27 Copy of Omnibus Long-Term Incentive Plan effective January 1, 1990, covering officers and key employees of LG&E. [Filed as Exhibit 4.01 to LG&E's Registration Statement 33-38557 and incorporated by reference herein]

10.28 Copy of Key Employee Incentive Plan effective January 1, 1990, covering officers and key employees of LG&E. [Filed as Exhibit 10.33 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

10.29 Copy of LG&E Energy Corp. Deferred Stock Compensation Plan effective January 1, 1992, covering non-employee directors of the Company and its subsidiaries. [Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

10.30 Copy of Credit Agreement dated as of March 11, 1992, among LG&E Energy Systems Inc. as Borrower, the Banks named therein, and Citibank, N.A. as Agent. [Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.31 Copy of Support Agreement dated as of December 9, 1991, between LG&E Energy Corp. and LG&E Energy Systems Inc. [Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992, and incorporated by reference herein]

10.32 Copy of form of change in control agreement for officers of LG&E Energy Corp. [Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.33 Copy of Supplemental Executive Retirement Plan for R. W. Hale, effective June 1, 1989. [Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.34 Copy of Nonqualified Savings Plan covering officers of the Company, effective January 1, 1992. [Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.35 Copy of Modification No. 13 dated September 1, 1989, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.42 to LG&E's Annual Report on
         Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.36 Copy of Modification No. 14 dated January 15, 1992, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.43 to LG&E's Annual Report on
         Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.37 Copy of Modification No. 7 dated January 15, 1992, to Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.44 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.38 Copy of Modification No. 15 dated February 15, 1993, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.45 to LG&E's Annual Report on
         Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.39 Firm Transportation Agreement, dated November 1, 1993, between Texas Gas Transmission Corporation and LG&E covering the transmission of natural gas. [Filed as Exhibit 10.46 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.40 Firm No Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and LG&E (8-year term) covering the transmission of natural gas.

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

         [Filed as Exhibit 10.47 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.41 Employment Contract between the Company and Roger W. Hale effective November 3, 1993. [Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.42 Copy of LG&E Energy Corp. Stock Option Plan for Non-Employee Directors. [Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.43 Copy of Coal Supply Agreement dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.41 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.44 Copy of Amendment No. 1 dated January 1, 1991, to Coal Supply Agreement, dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.42 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.45 Copy of Amendment No. 2 dated November 27, 1991, to Coal Supply Agreement, dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.43 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.46 Copy of Amendment No. 3 dated January 1, 1994, to Coal Supply Agreement, dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.44 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.47 Copy of Amendment No. 4 dated January 1, 1995, to Coal Supply Agreement, dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.45 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.48 Copy of Coal Supply Agreement dated January 1, 1994, between Peabody Coalsales Company and the Company covering the purchase of coal. [Filed as Exhibit 10.46 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.49 Agreement and Plan of Merger, dated February 10, 1995, between Hadson Corporation, Carousel Acquisition Corporation and the Company. [Filed as Exhibit 2 of Schedule 13D by the Company on February 21, 1995, and incorporated by reference herein]

21       Subsidiaries of the Registrant

23       Consent of Independent Public Accountants

24       Power of Attorney

27       Financial Data Schedule

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

(c)  Reports on Form 8-K:

     The Company filed no Form 8-K reports during the fourth quarter of 1994.

     A report on Form 8-K was filed on February 16, 1995, announcing that the Company signed definitive agreements on February 10, 1995, to purchase Hadson Corporation, the Dallas-based natural gas marketing, gathering and processing company, for $143 million. The acquisition is subject to regulatory filings and approvals and the satisfaction of certain other conditions. The transaction is expected to close in the second quarter of 1995.


                       LG&E Energy Corp. and Subsidiaries            Schedule II
                 Schedule II - Valuation and Qualifying Accounts
                   For the Three Years Ended December 31, 1994
                                (Thousands of $)

                                                Reserves Deducted From
                                                Assets in Balance Sheet
                                                -----------------------

                                                  Other            Accounts
                                               Property          Receivable
                                                    and      (Uncollectible
                                            Investments           Accounts)
                                            -----------           ---------


Balance January 1, 1992                          $2,862              $1,413

Additions:
  Charged to costs and expenses -
    Trimble County - Non-jurisdictional
      depreciation                                2,783                   -
    Other additions charged to costs
      and expenses                                    -               2,845
Deductions:
  Net charges of nature for which
    reserves were created                             -               2,886
                                                 ------              ------

Balance December 31, 1992                         5,645               1,372

Additions:
  Charged to costs and expenses -
    Trimble County - non-jurisdictional
      depreciation                                  233                   -
    Other additions charged to costs
      and expenses                                    -               2,542
Deductions:
  Net charges of nature for which
    reserves were created                             -               2,145
  Other deductions                                5,815                   -
                                                 ------              ------

Balance December 31, 1993                            63               1,769

Additions:
  Charged to costs and expenses                     968               3,166
  Other additions                                 1,648                   -
Deductions:
  Net charges of nature for which
    reserves were created                             -               3,396
  Other deductions                                  134                   -
                                                 ------              ------

Balance December 31, 1994                        $2,545              $1,539
                                                 ------              ------
                                                 ------              ------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LG&E ENERGY CORP.
                              Registrant

March 28, 1995                /s/ Charles A. Markel III
- -------------                 -------------------------
(Date)                        Charles A. Markel III
                              Corporate Vice President, Finance and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                       Date
- ---------                     -----                       ----

Roger W. Hale                 Chairman of the Board,
                              President and Chief Executive
                              Officer
                              (Principal Executive Officer);

Charles A. Markel III         Corporate Vice President,
                              Finance and Treasurer
                              (Principal Financial and Accounting Officer);

William C. Ballard, Jr.       Director;

Owsley Brown, II              Director;

S. Gordon Dabney              Director;

Gene P. Gardner               Director;

J. David Grissom              Director;

David B. Lewis                Director;

Anne H. McNamara              Director;

T. Ballard Morton, Jr.        Director; and

Dr. Donald C. Swain           Director.

By  /s/ Charles A. Markel III                             March 28, 1995
    -------------------------
    Charles A. Markel III
    (Attorney-In-Fact)