Form 10-Q
period 1995-03-31
LG&E ENERGY CORP
filed 1995-05-10
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1995


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,050,794 shares, without par value, as of April 30, 1995.

         Part I.  Financial Information - Item 1.  Financial Statements

                       LG&E Energy Corp. and Subsidiaries
                              Statements of Income
               (Unaudited - Thousands of $ Except Per Share Data)

                                                         Three Months Ended
                                                              March 31,
                                                         1995          1994

REVENUES:
 Electric . . . . . . . . . . . . . . . . . . . . . . $123,647      $123,418
 Gas. . . . . . . . . . . . . . . . . . . . . . . . .   75,975        96,362
 Non-utility. . . . . . . . . . . . . . . . . . . . .    8,479        24,682
  Total revenues. . . . . . . . . . . . . . . . . . .  208,101       244,462

COST OF REVENUES:
 Fuel and power purchased . . . . . . . . . . . . . .   32,658        36,620
 Gas supply expenses. . . . . . . . . . . . . . . . .   48,367        67,399
 Development and construction costs . . . . . . . . .    7,981        20,758
  Total cost of revenues. . . . . . . . . . . . . . .   89,006       124,777

Gross profit. . . . . . . . . . . . . . . . . . . . .  119,095       119,685

OPERATING EXPENSES:
 Operation and maintenance. . . . . . . . . . . . . .   56,931        59,052
 Depreciation and amortization. . . . . . . . . . . .   21,829        20,965
 Non-recurring charges (Note 3) . . . . . . . . . . .         -       48,743
  Total operating expenses. . . . . . . . . . . . . .   78,760       128,760

Equity in earnings of joint ventures. . . . . . . . .    4,109         2,544

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . .   44,444        (6,531)

Other income and (deductions) . . . . . . . . . . . .      824          (841)
Contribution to charitable foundation (Note 3). . . .        -        15,000
Interest charges. . . . . . . . . . . . . . . . . . .   11,481        10,597

Income (loss) from continuing operations
 before income taxes. . . . . . . . . . . . . . . . .   33,787       (32,969)

Income taxes. . . . . . . . . . . . . . . . . . . . .   12,478       (14,383)

Income (loss) from continuing operations
 before preferred dividends . . . . . . . . . . . . .   21,309       (18,586)

Preferred dividends . . . . . . . . . . . . . . . . .    1,617         1,378

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . $ 19,692      $(19,964)

                       LG&E Energy Corp. and Subsidiaries
                          Statements of Income (cont.)
               (Unaudited - Thousands of $ Except Per Share Data)

                                                         Three Months Ended
                                                              March 31,
                                                         1995          1994

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . $ 19,692      $(19,964)

Gain on sale of discontinued operations,
 net of income taxes of $35,048 (Note 9). . . . . . .         -       51,805

Income before cumulative effect of
 change in accounting principle . . . . . . . . . . .   19,692        31,841

Cumulative effect of change
 in accounting principle, net of
 income taxes of $2,280 (Note 4). . . . . . . . . . .         -       (3,369)

NET INCOME. . . . . . . . . . . . . . . . . . . . . . $ 19,692      $ 28,472

Average common shares outstanding . . . . . . . . . .   33,028        32,967

EARNINGS PER SHARE:
 Continuing operations. . . . . . . . . . . . . . . .$     .60     $    (.61)
 Gain on sale of discontinued operations. . . . . . .        -          1.57
 Cumulative effect of accounting change . . . . . . .         -         (.10)
  Total earnings per share. . . . . . . . . . . . . .$     .60     $     .86

                       LG&E Energy Corp. and Subsidiaries
                                 Balance Sheets
                                   (Unaudited)
                                (Thousands of $)

                                     ASSETS

                                                       March 31,     Dec. 31,
                                                         1995          1994

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,555,953   $2,537,895
 Less:  reserve for depreciation. . . . . . . . . . .   900,626      881,861
  Net utility plant . . . . . . . . . . . . . . . . . 1,655,327    1,656,034

OTHER PROPERTY AND INVESTMENTS - less reserve:
 Investments in affiliates. . . . . . . . . . . . . .  112,527       115,420
 Other. . . . . . . . . . . . . . . . . . . . . . . .    48,831       53,483
  Total other property and investments. . . . . . . .   161,358      168,903

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .  124,754        49,407
 Marketable securities. . . . . . . . . . . . . . . .   44,729        89,431
 Accounts receivable - less reserve . . . . . . . . .   90,752        97,927
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .   12,690        13,869
  Gas stored underground. . . . . . . . . . . . . . .   10,512        31,354
  Other . . . . . . . . . . . . . . . . . . . . . . .   36,957        37,299
 Prepayments and other. . . . . . . . . . . . . . . .      7,784       4,020
  Total current assets. . . . . . . . . . . . . . . .   328,178      323,307

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .    7,687         7,776
 Regulatory assets. . . . . . . . . . . . . . . . . .   31,020        31,726
 Other. . . . . . . . . . . . . . . . . . . . . . . .     27,082      29,718
  Total deferred debits and other assets. . . . . . .     65,789      69,220
    Total assets. . . . . . . . . . . . . . . . . . .$2,210,652   $2,217,464

                       LG&E Energy Corp. and Subsidiaries
                             Balance Sheets (cont.)
                                   (Unaudited)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       March 31,     Dec. 31,
                                                         1995          1994

CAPITALIZATION:
 Common stock, without par value -
  Authorized 75,000,000 shares;
  outstanding 33,049,047 shares
  and 33,015,951 shares . . . . . . . . . . . . . . .$  462,136   $  460,980
 Common stock expense . . . . . . . . . . . . . . . .     (914)         (914)
 Unrealized loss on marketable
  securities, net of income
  taxes of $1,311 and $2,980. . . . . . . . . . . . .   (1,787)       (4,623)
 Retained earnings. . . . . . . . . . . . . . . . . .   309,000      307,072
  Total common equity . . . . . . . . . . . . . . . .  768,435       762,515
 Cumulative preferred stock . . . . . . . . . . . . .  116,716       116,716
 Long-term debt . . . . . . . . . . . . . . . . . . .   662,858      662,862
  Total capitalization. . . . . . . . . . . . . . . . 1,548,009    1,542,093

CURRENT LIABILITIES:
 Notes payable. . . . . . . . . . . . . . . . . . . .   32,000        32,000
 Accounts payable . . . . . . . . . . . . . . . . . .   60,337        78,254
 Common dividends declared. . . . . . . . . . . . . .   17,764        17,746
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   25,279        15,747
 Accrued interest . . . . . . . . . . . . . . . . . .   11,709        13,428
 Other. . . . . . . . . . . . . . . . . . . . . . . .    27,686       34,218
  Total current liabilities . . . . . . . . . . . . .   174,775      191,393

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  273,746       269,828
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   87,627        88,779
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   48,055        48,126
 Customers' advances for construction . . . . . . . .    8,778         8,621
 Regulatory liability . . . . . . . . . . . . . . . .    8,914         8,914
 Other. . . . . . . . . . . . . . . . . . . . . . . .     60,748      59,710
  Total deferred credits and other liabilities. . . .    487,868     483,978
    Total capital and liabilities . . . . . . . . . .$2,210,652   $2,217,464

                       LG&E Energy Corp. and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited - Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . .$  19,692     $  28,472
 Items not requiring cash currently:
  Cumulative effect of change
    in accounting principle . . . . . . . . . . . . .        -         3,369
  Non-recurring charges . . . . . . . . . . . . . . .        -        48,743
  Depreciation and amortization . . . . . . . . . . .   21,829        20,965
  Deferred income taxes - net . . . . . . . . . . . .    3,223       (20,531)
  Investment tax credit - net . . . . . . . . . . . .   (1,152)       (1,189)
  Change in undistributed earnings
     of joint ventures. . . . . . . . . . . . . . . .   11,167        (1,552)
  Gain on sale of discontinued operations . . . . . .        -       (90,878)
  Other . . . . . . . . . . . . . . . . . . . . . . .    1,184         7,493
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .    7,175         7,243
  Materials and supplies. . . . . . . . . . . . . . .   22,363        21,930
  Accounts payable. . . . . . . . . . . . . . . . . .  (17,917)       (7,626)
  Accrued taxes . . . . . . . . . . . . . . . . . . .    9,532        40,557
  Accrued interest. . . . . . . . . . . . . . . . . .   (1,719)       (1,375)
  Prepayments and other . . . . . . . . . . . . . . .  (10,296)       (5,589)
 Other. . . . . . . . . . . . . . . . . . . . . . . .    2,281        (3,502)
  Net cash provided by operating activities . . . . .   67,362        46,530

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities  . . . . . . . . . . . . . .  (80,108)     (124,692)
 Proceeds from sales of securities. . . . . . . . . .  132,709        15,139
 Construction expenditures. . . . . . . . . . . . . .  (19,751)      (14,433)
 Investments in affiliates. . . . . . . . . . . . . .   (8,275)       (2,013)
 Proceeds from sale of discontinued operations. . . .          -     170,000
  Net cash provided by investing activities . . . . .   24,575        44,001

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock . . . . . . . . . . . . . .    1,156         1,149
 Repayment of short-term borrowings . . . . . . . . .        -       (20,000)
 Payment of common dividends. . . . . . . . . . . . .  (17,746)      (17,137)
  Net cash used for financing activities. . . . . . .$ (16,590)    $ (35,988)

                       LG&E Energy Corp. and Subsidiaries
                        Statements of Cash Flows (cont.)
                          (Unaudited - Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1995          1994

NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .$  75,347     $  54,543

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   49,407        67,377

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$ 124,754     $ 121,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid (received) during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$     (52)    $   6,240
    Interest on borrowed money. . . . . . . . . . . .   12,765        11,781

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LG&E Energy Corp. and Subsidiaries
                         Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1995          1994

Balance at beginning of period. . . . . . . . . . . .  $307,072      $271,606
Net income. . . . . . . . . . . . . . . . . . . . . .    19,692        28,472
 Subtotal . . . . . . . . . . . . . . . . . . . . . .   326,764       300,078
Cash dividends declared on
 common stock ($.5375 and $.52 per share) . . . . . .    17,764        17,154

Balance at end of period. . . . . . . . . . . . . . .  $309,000      $282,924

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

     In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain amounts in the statements of income and cash flows for the three months ended March 31, 1994, have been reclassi-fied to be consistent with the presentation for the three months ended March 31, 1995, with no impact on previously-reported net income or earnings per share.

     These financial statements should be read in conjunction with the finan-cial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1994.

2. LG&E filed an application with the Public Service Commission of Kentucky (Commission) on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. On April 6, 1995, the Commission approved an environ-mental cost recovery surcharge that will increase electric revenues by approximately $3.8 million in 1995 and $7.2 million in 1996. The sur-charge became effective on May 1, 1995. LG&E and the Kentucky Attorney General have filed applications for rehearing on certain issues in the April 6 order. Among other things, the Kentucky Attorney General is requesting a reduction of the amounts recoverable by LG&E. LG&E cannot predict what action, if any, the Commission may take in this matter.

3. As part of a study of LG&E Energy Corp.'s business strategy and realign-ment during 1994, LG&E re-evaluated its regulatory strategy which previ-ously had been to seek full recovery of certain costs deferred in accor-dance with prior precedents established by the Commission. As a result of this re-evaluation, in the first quarter of 1994, LG&E wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Commission, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and workforce reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. LG&E Power Inc. (LPI), a wholly-owned subsidiary of Energy Systems, recorded a reserve for $10.1 million, before taxes, for the costs related to vacating leased office space.

     In the first quarter of 1994, the Board of Directors of the Company approved the formation of a tax-exempt charitable foundation (Foundation) which will make charitable contributions to qualified persons and enti-ties. In 1994, the Company recorded a pretax charge against income and made an irrevocable payment of $15 million to fund the Foundation. On June 6, 1994, the Internal Revenue Service issued a letter stating that it had determined the Foundation was exempt from Federal income tax under the Internal Revenue Code.

4. The Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits (SFAS 112) on January 1, 1994, as required. SFAS 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

5. In April 1995, the Company announced that one of its subsidiaries, LG&E International Inc., had formed a joint venture that will build and operate a wind-power plant in Tarifa, Spain. The plant is scheduled to be built and operational by June 1995. Additional funding commitments of the Company resulting from the joint-venture agreement total approximately $4.5 million.

6. The Company, through subsidiaries, owns a 50% interest in Westmoreland-LG&E Partners (WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Electric and Power Company (Virginia Power) and steam energy to Patch Rubber Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through April 1995, Virginia Power withheld approximately $6.7 million of these capacity payments during periods of forced outages. To date, the Company has not recognized any income on its 50% portion of the capacity payments being withheld by Virginia Power. On October 31, 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power has breached the PPA in withholding such payments. Virginia Power filed a demurrer (i.e., motion to dismiss), in which it denied that its actions were in breach of the PPA. On March 17, 1995, the Circuit Court of the City of Richmond, Virginia, granted the demurrer and dismissed WLP's complaint. On April 17, 1995, WLP filed an amended motion for judgment alleging breach of contract and constructive fraud. On April 27, 1995, Virginia Power filed a demurrer on the breach of contract and constructive fraud claims. WLP is also considering further action to protect its interests. In the Company's opinion, WLP is entitled to recover the capacity payments withheld by Virginia Power and should prevail in this matter ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 25 years of the PPA. However, the Company is unable to predict the outcome of this matter, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP.

7. On February 10, 1995, the Company signed definitive agreements to purchase Hadson Corporation (Hadson) for $143 million, plus acquisition-related fees and expenses. Hadson, based in Dallas, Texas, is involved in the marketing, gathering, processing, storage and transportation of natural gas and natural gas liquids. The sale is subject to the satisfaction of certain conditions. Closing is scheduled to occur during the second quarter of 1995.

8. In May 1995, the Company, through a wholly-owned subsidiary, negotiated two additional lines of credit with the Bank of Montreal in the aggregate amount of $215 million for general corporate purposes, including refinanc-ing Hadson Corporation's debt and the issuance of letters of credit.

9. In January 1994, the Company sold its 36.5% partnership interest in Natural Gas Clearinghouse (NGC) for $170 million. The Company's interest was acquired in 1992 at a cost of approximately $70 million and was accounted for as a purchase. The transaction resulted in an after-tax gain of $52 million, which has been classified as gain on sale of discon-tinued operations in the accompanying income statement for the three months ended March 31, 1994.

10.  Reference is made to Part II herein - Item 1, Legal Proceedings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's principal subsidiary is LG&E, a regulated electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

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

                Three Months Ended March 31, 1995, Compared with
                        Three Months Ended March 31, 1994

Earnings per share of common stock for the first quarter of 1995 were $.60, a $.26 decrease from the $.86 earned for the corresponding quarter of 1994. Last year's earnings included a gain of $1.57 per share on the sale of the Company's interest in Natural Gas Clearinghouse (NGC), partially offset by a write-off of certain non-recurring charges ($.91), the expense of establishing a charitable foundation ($.27) and the adoption of a new accounting standard for post-employment benefits ($.10). Without consideration of the gain and the charges against income discussed above, the Company's earnings for the first quarter of 1994 would have been $.57 a share, $.03 less than first quarter 1995 earnings. This increase in 1995 was primarily due to higher electric wholesale and retail industrial sales to LG&E's customers, lower maintenance incurred by the utility and higher equity in earnings of joint ventures, partially offset by lower construction earnings at LPI. Maintenance expenses incurred by LG&E in the first quarter of 1994 were higher because of the severe winter storm in January 1994.

A comparison of utility operating revenues for the quarter ended March 31, 1995, with the quarter ended March 31, 1994, reflects increases and decreases which have been segregated by the following principal causes (see next page):

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                      $ (2,877)    $  (7,227)
 Demand side management/revenue decoupling               2,445         2,073
 Variation in sales volume, etc.                         1,149       (16,963)

  Total                                                    717       (22,117)

Sales for resale                                          (436)            -
Gas transportation - net                                     -         2,003
Other                                                      (52)         (273)

  Total                                               $    229      $(20,387)

Non-utility revenues decreased $16 million due to the completion of construc-tion activity at LPI's Roanoke Valley I and Rensselaer projects, and decreased construction activity at its Roanoke Valley II project.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel expenses decreased $1.4 million (4%) for the quarter primarily because of a decrease in the cost of coal burned ($2.8 million) partially offset by increased generation of 4%. Power purchased decreased $2.6 million due mainly to less power wheeled for other utilities as a result of milder weather in the region.

Gas supply expenses decreased $19 million (28%) mainly due to a lower volume of gas delivered to the distribution system ($14.1 million) and a decrease in net gas supply cost ($4.9 million).

LG&E implemented a Commission-approved demand side management (DSM) program in January 1994. The agreement contains a rate mechanism that will allow LG&E concurrent recovery of DSM costs; provide LG&E an incentive for implementing DSM programs; and allow LG&E to recover revenues due to lost sales associated with the DSM programs.

Development and construction costs decreased $12.8 million (62%) due to the completion of construction activity at LPI's Roanoke Valley I and Rensselaer projects, and decreased construction activity at its Roanoke Valley II project.

Operation and maintenance expenses decreased $2.1 million (4%) primarily due to storm damage expenses at LG&E related to the severe winter weather during the first quarter of 1994, and due to payroll taxes associated with severance payments in connection with work force reductions recorded at LG&E in the first quarter of 1994. See Note 3 of Notes to Financial Statements.

Depreciation and amortization increased because of additional depreciable plant in service.

Non-recurring charges written off during the first quarter of 1994 include LG&E's costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. Non-recurring charges also includes a reserve to record costs related to LPI's vacating leased office space. See Note 3 of Notes to Financial Statements.

Equity in earnings of joint ventures increased mainly due to starting commer-cial operations in the second quarter of 1994 at the Roanoke Valley I, Rens-selaer, and Windpower Partners 1993 projects.

Other income and deductions increased primarily due to an increase in dividend and interest income from investments.

The contribution to charitable foundation reflects the expense associated with the formation of a tax-exempt charitable foundation recorded in the first quarter of 1994. See Note 3 of Notes to Financial Statements.

Interest charges increased because of a higher composite interest rate on outstanding debt and an increase in notes payable. A component of interest expense was the cost associated with $30 million of interest rate swaps that LG&E entered into as a standard hedging device in connection with the issuance of Pollution Control Bonds Series S due September 1, 2017, in 1992. The swaps are designed to reduce LG&E's exposure to interest rate risk. During the three months ended March 31, 1995, LG&E received interest at a composite rate of 3.7% and paid interest at a composite rate of 4.55% pursuant to the swaps.

Variations in income tax expense are largely attributable to changes in pretax income.

Gain on sale of discontinued operations reflects the sale of the Company's investment in NGC in January 1994. See Note 9 of Notes to Financial State-ments.

Cumulative effect of change in accounting principle reflects the adoption of Statement of Financial Standards No. 112, Employers' Accounting for Post-Employment Benefits, during the first quarter of 1994. See Note 4 of Notes to Financial Statements.

                         Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This is evidenced primarily by the Company's ability to meet its capital needs through internal cash generation and the significant invest-ment in available-for-sale securities at March 31, 1995.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects in the non-utility business and other business development opportunities. Utility construction expenditures for the first three months of 1995 of $20 million and investments in affiliates of $8 million were financed with internally-generated funds. Investments in affiliates consisted of additional investments in the Roanoke Valley I and San Miguel projects.

On February 10, 1995, the Company signed definitive agreements to acquire Hadson Corporation (Hadson) for $143 million, plus acquisition-related fees and expenses. Hadson is involved in the marketing, gathering, processing, storage and transportation of natural gas and natural gas liquids. Also, the Company expects to provide Hadson with additional working capital at the time the acquisition takes place. The Company expects to draw against its credit lines to finance part of the acquisition and working-capital infusion, and to use cash to finance the balance. The sale is subject to the satisfaction of certain conditions. Closing is scheduled to occur in the second quarter of 1995. See Notes 7 and 8 of Notes to Financial Statements.

In April 1995, the Company announced that one of its subsidiaries, LG&E International Inc., had formed a joint venture that will build and operate a wind-power plant in Tarifa, Spain. The plant is scheduled to be built and operational by June 1995. Additional funding commitments of the Company resulting from the joint-venture agreement total approximately $4.5 million.

The Company's combined cash and marketable securities balance increased $31 million in the first quarter of 1995. The increase reflects the Company's cash flow from operations, less capital expenditures, investments in affiliates and dividends.

In April 1995, LG&E issued $40 million of Jefferson County, Kentucky, Pollution Control Revenue Bonds, 5.90% Series, due April 15, 2023. The proceeds of the bonds were used to defease, in April 1995, the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

At March 31, 1995, lines of credit were in place totaling $320 million ($145 million for LG&E, $150 million for Energy Systems, and $25 million for LG&E Energy Corp.) for which the companies pay commitment or facility fees. These lines of credit were unused as of March 31, 1995, except for $32 million of Energy Systems' notes payable. The credit lines are scheduled to expire at various periods in 1995 and 1996, and management intends to renegotiate them when they expire. In May 1995, the Company negotiated two additional lines of credit in the aggregate amount of $215 million for general corporate purposes, including refinancing Hadson Corporation's debt and the issuance of letters of credit. See Notes 7 and 8 of Notes to Financial Statements.

Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather in LG&E's service territory, which has a direct effect on sales of electricity and natural gas.

The Company's capitalization ratios at March 31, 1995, and December 31, 1994, were:

                                                March 31,  Dec. 31,
                                                  1995       1994

Long-term debt                                     42.0%     42.2%
Notes payable                                       2.0       2.0
Preferred stock                                     7.4       7.4
Common equity                                      48.6      48.4
 Total                                            100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: the information under the items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1994:
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2, 13 and 14 of the Notes to Financial Statements under Item 8, Financial Statements and Supplementary Data. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1994 Form 10-K.

Trimble County. As reported in Note 14 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, LG&E expressed the opinion that the Public Service Commission of Kentucky's (Commission) July 8, 1994, order made it unlikely that the Commission would entertain the position taken by the intervenors in their previously-filed testimony that LG&E refund approximately $183 million to its customers. On April 21, 1995, the Commission issued an order granting LG&E's motion to strike certain testimony submitted by certain intervenors in the Commission's proceeding to determine what refunds, if any, are necessary to fully put into effect the Commission's prior decision to disallow 25% of Trimble County's costs from rates. The stricken testimony recommended that LG&E be ordered to refund 25% of the revenue requirements LG&E collected on Construction Work in Progress (CWIP) for Trimble County included in rates from June 1979 through December 1990 (approximately $183 million).
The Commission states in the order that it is forbidden by the legal prohibi-tion against retroactive ratemaking from expanding the issues beyond the approximately $30 million in revenues collected subject to refund by LG&E pursuant to the Commission's July 1, 1988, order in Case No. 10064. LG&E refunded $11.1 million of that amount under the 1989 settlement agreement. On April 26, 1995, certain intervenors filed a petition in Franklin Circuit Court requesting review of the April 21, 1995, order and immediate relief. The court denied their request for review and relief. On May 9, 1995, formal hearings began with the Commission to determine the proper ratemaking treatment to exclude 25% of Trimble County from customer rates for the period May 1988 through December 1990. LG&E's current rates, which became effective January 1, 1991, reflect the revenue requirements applicable to 75% of the Trimble County plant.

Statewide Power Planning. As discussed in Item 3, Legal Proceedings, of the Company's 1994 Form 10-K, in November 1993, LG&E filed its 1993 biennial Integrated Resource Plan (the Plan) with the Commission. The Plan updates LG&E's 1991 Integrated Resource Plan, and proposes to meet customers' future demand through 2007 by adding resources in small increments, such as through short-term power purchases (1996-1999), a customer-owned standby generation program (1997), two combustion turbines (1999-2000), an air conditioner load controls program storage plan (1997, 2001-2003), an upgrade to LG&E's existing hydroelectric plant (2003), and a compressed air energy storage plan (2004). In March 1995, the Commission Staff issued a report on its review of the Plan. The Staff specifically found that the Plan contained some of the better analyses among those filed by the electric utilities under the Commission's jurisdiction, and presented several suggestions for LG&E's consideration in developing its next Plan. By order issued on March 17, 1995, the Commission formally closed its proceeding for the review of the Plan.

Environmental Surcharge. On April 6, 1995, the Commission approved, with modifications, LG&E's application for an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and other federal, state, and local environmental laws, regulations and orders which apply to coal combustion wastes and by-products from facili-ties utilized for the production of energy from coal. As a result of the order approving the surcharge, LG&E estimates that its electric revenues will increase by approximately $3.8 million in 1995 and $7.2 million in 1996. LG&E and the Kentucky Attorney General have filed applications for rehearing on certain issues in the April 6 order. Among other things, the Kentucky Attorney General is requesting a reduction of the amounts recoverable by LG&E. LG&E cannot predict what action, if any, the Commission may take in this matter.

Roanoke Valley I. As discussed in Item 3, Legal Proceedings, of the Company's 1994 Form 10-K, and Note 13 of the Notes to Financial Statements under Item 8, Westmoreland-LG&E Partners, the partnership that owns the Roanoke Valley I and II facilities (WLP), filed a complaint against Virginia Electric and Power Company (Virginia Power) seeking recovery of $5.7 million in capacity payments withheld by Virginia Power during portions of 1994. Under a power purchase agreement (PPA), WLP is entitled to receive capacity payments from Virginia Power based on availability. From May 1994 through April 1995, Virginia Power withheld approximately $6.7 million of these capacity payments during periods of forced outages. To date the Company has not recognized any income on its 50% portion of the capacity payments being withheld. In March 1995, the Circuit Court of the City of Richmond, Virginia, granted Virginia Power's demurrer (i.e., motion to dismiss) and dismissed WLP's complaint. On April, 17, 1995, WLP filed an amended motion for judgment alleging breach of contract and constructive fraud. On April 27, 1995, Virginia Power filed a demurrer on the breach of contract and constructive fraud claims. WLP is also considering further action to protect its interests. In the Company's opinion, WLP is entitled to recover the capacity payments withheld by Virginia Power and should prevail in this matter, ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 25 years of the PPA. However, the Company is unable to predict the outcome of this matter, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP.

Rensselaer. As discussed in Item 3, Legal Proceedings, of the Company's 1994 Form 10-K, and Note 13 of the Notes to Financial Statements under Item 8, as a result of problems encountered during start-up and testing of the Rensselaer facility, the facility's commercial operation date was delayed, and the facility was prevented from meeting FERC's operating or efficiency standard for the last month of 1993, and the efficiency standard for 1994. LG&E-Westmore-land Rensselaer, the partnership 50% owned by subsidiaries of the Company and the owner of the facility, filed a waiver request in October 1994 requesting a temporary waiver of the operating and efficiency standards for 1993 and the efficiency standard for 1994. On May 3, 1995, FERC granted the waiver request-ed by LG&E-Westmoreland Rensselaer. The intervening party has 30 days from May 3, 1995, in which to appeal the ruling.

Item 6(a).  Exhibits.

Exhibit
Number              Description

27                            Financial Data Schedule.

Item 6(b).  Reports on Form 8-K.

Current Report on Form 8-K dated February 16, 1995, announcing that the Company had signed definitive agreements to purchase Hadson Corporation, a company involved in the marketing, gathering, processing, storage and transportation of natural gas and natural gas liquids, for $143 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  May 10, 1995                   /s/ Charles A. Markel
                                      Charles A. Markel
                                      Corporate Vice President, Finance
                                      and Treasurer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)