Form 10-Q
period 1995-06-30
LG&E ENERGY CORP
filed 1995-08-11
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,051,848 shares, without par value, as of July 31, 1995.

         Part I.  Financial Information - Item 1.  Financial Statements

                       LG&E Energy Corp. and Subsidiaries
                              Statements of Income
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1995      1994       1995       1994

REVENUES:
 Electric utility (Note 3). . . . .$142,454   $143,368   $266,101   $266,786
 Gas utility. . . . . . . . . . . .  25,480     29,769    101,455    126,131
 Non-utility (Note 2) . . . . . . .  81,123     19,217     89,602     43,899
    Total revenues. . . . . . . . . 249,057    192,354    457,158    436,816

COST OF REVENUES:
 Fuel and power purchased . . . . .  36,837     40,484     69,495     77,104
 Gas supply expenses. . . . . . . .  13,594     18,447     61,961     85,846
 Non-utility (Note 2) . . . . . . .  77,599     16,679     85,580     37,437
    Total cost of revenues. . . . . 128,030     75,610    217,036    200,387

Gross profit. . . . . . . . . . . . 121,027    116,744    240,122    236,429

OPERATING EXPENSES:
 Operation and maintenance. . . . .  61,698     57,720    118,629    116,772
 Depreciation and amortization. . .  23,283     21,109     45,112     42,074
 Non-recurring charges (Note 4) . .         -         -          -    48,743
  Total operating expenses. . . . .  84,981     78,829    163,741    207,589

Equity in earnings of
 joint ventures (Note 9). . . . . .  16,422      3,136     20,531      5,680

OPERATING INCOME. . . . . . . . . .  52,468     41,051     96,912     34,520

Other income and (deduc-
 tions) (Note 11) . . . . . . . . .   1,503      7,165      2,327      6,324
Contribution to charitable
 foundation (Note 4). . . . . . . .       -          -          -     15,000
Interest charges. . . . . . . . . .  12,185     10,714     23,666     21,311

Income from continuing oper-
 ations before income taxes . . . .  41,786     37,502     75,573      4,533

Income taxes. . . . . . . . . . . .  15,509     14,029     27,987       (354)

Income from continuing oper-
 ations before preferred
 dividends. . . . . . . . . . . . .$ 26,277   $ 23,473   $ 47,586   $  4,887

                       LG&E Energy Corp. and Subsidiaries
                          Statements of Income (cont.)
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1995      1994       1995       1994

Income from continuing oper-
 ations before preferred
 dividends. . . . . . . . . . . . .$ 26,277   $ 23,473   $ 47,586   $  4,887

Preferred dividends . . . . . . . .   1,627      1,380      3,244      2,758

INCOME FROM CONTINUING
 OPERATIONS . . . . . . . . . . . .  24,650     22,093     44,342      2,129

Gain on sale of discontinued
 operations, net of income
 taxes of $35,048 (Note 12) . . . .         -         -         -     51,805

Income before cumulative effect of
 change in accounting principle . .  24,650     22,093     44,342     53,934

Cumulative effect of change
 in accounting principle, net of
 income taxes of $2,280 (Note 5). .         -         -         -     (3,369)

NET INCOME. . . . . . . . . . . . .$ 24,650   $ 22,093   $ 44,342   $ 50,565

Average common shares
 outstanding. . . . . . . . . . . .  33,051     32,988     33,039     32,978

EARNINGS PER SHARE:
 Continuing operations. . . . . . .$     .75 $     .67  $    1.34  $     .06
 Gain on sale of discontinued
  operations. . . . . . . . . . . .       -          -          -       1.57
 Cumulative effect of accounting
  change. . . . . . . . . . . . . .         -         -         -       (.10)
    Total earnings per share. . . .$     .75 $     .67  $    1.34  $    1.53

                       LG&E Energy Corp. and Subsidiaries
                                 Balance Sheets
                                   (Unaudited)
                                (Thousands of $)

                                     ASSETS

                                                       June 30,      Dec. 31,
                                                         1995          1994

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,569,555   $2,537,895
 Less:  reserve for depreciation. . . . . . . . . . .   918,133      881,861
  Net utility plant . . . . . . . . . . . . . . . . . 1,651,422    1,656,034

OTHER PROPERTY AND INVESTMENTS - less reserve:
 Investments in affiliates (Note 9) . . . . . . . . .  113,711       115,420
 Non-utility property and plant, net (Note 2) . . . .  169,008         2,802
 Other (Note 2) . . . . . . . . . . . . . . . . . . .    51,729       50,681
  Total other property and investments. . . . . . . .   334,448      168,903

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .   84,915        49,407
 Marketable securities. . . . . . . . . . . . . . . .   29,231        89,431
 Accounts receivable - less reserve . . . . . . . . .  178,648        97,927
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .   10,225        13,869
  Gas stored underground. . . . . . . . . . . . . . .   19,526        31,354
  Other . . . . . . . . . . . . . . . . . . . . . . .   36,635        37,299
 Prepayments and other. . . . . . . . . . . . . . . .      6,316       4,020
  Total current assets. . . . . . . . . . . . . . . .   365,496      323,307

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .    7,844         7,776
 Regulatory assets. . . . . . . . . . . . . . . . . .   31,817        31,726
 Goodwill, net (Note 2) . . . . . . . . . . . . . . .   47,824        14,881
 Other. . . . . . . . . . . . . . . . . . . . . . . .    14,376       14,837
  Total deferred debits and other assets. . . . . . .   101,861       69,220
    Total assets. . . . . . . . . . . . . . . . . . .$2,453,227   $2,217,464

                       LG&E Energy Corp. and Subsidiaries
                             Balance Sheets (cont.)
                                   (Unaudited)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       June 30,      Dec. 31,
                                                         1995          1994

CAPITALIZATION:
 Common stock, without par value -
  Authorized 75,000,000 shares;
  outstanding 33,051,848 shares
  and 33,015,951 shares . . . . . . . . . . . . . . .$  462,226   $  460,980
 Common stock expense . . . . . . . . . . . . . . . .     (917)         (914)
 Unrealized loss on marketable
  securities, net of income
  taxes of $396 and $2,980. . . . . . . . . . . . . .     (662)       (4,623)
 Retained earnings. . . . . . . . . . . . . . . . . .   315,885      307,072
  Total common equity . . . . . . . . . . . . . . . .  776,532       762,515
 Cumulative preferred stock . . . . . . . . . . . . .  116,716       116,716
 Long-term debt (Note 6). . . . . . . . . . . . . . .   646,854      662,862
  Total capitalization. . . . . . . . . . . . . . . . 1,540,102    1,542,093

CURRENT LIABILITIES:
 Long-term debt due within one year . . . . . . . . .   16,000             -
 Notes payable (Note 10). . . . . . . . . . . . . . .  139,000        32,000
 Accounts payable . . . . . . . . . . . . . . . . . .  149,346        78,254
 Common dividends declared. . . . . . . . . . . . . .   17,765        17,746
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   18,252        15,747
 Accrued interest . . . . . . . . . . . . . . . . . .   12,165        13,428
 Other. . . . . . . . . . . . . . . . . . . . . . . .    41,690       34,218
  Total current liabilities . . . . . . . . . . . . .   394,218      191,393

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes (Note 7). . . . . . . . . . . . . . . . . . .  254,318       269,828
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   86,339        88,779
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   41,094        48,126
 Customers' advances for construction . . . . . . . .    9,166         8,621
 Regulatory liability (Note 7). . . . . . . . . . . .   61,403         8,914
 Other. . . . . . . . . . . . . . . . . . . . . . . .    66,587       59,710
  Total deferred credits and other liabilities. . . .   518,907      483,978
    Total capital and liabilities . . . . . . . . . .$2,453,227   $2,217,464

                       LG&E Energy Corp. and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited - Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . .$  44,342     $  50,565
 Items not requiring cash currently:
  Cumulative effect of change
    in accounting principle . . . . . . . . . . . . .        -         3,369
  Non-recurring charges . . . . . . . . . . . . . . .        -        48,743
  Depreciation and amortization . . . . . . . . . . .   45,112        42,074
  Deferred income taxes - net . . . . . . . . . . . .    8,567       (19,277)
  Investment tax credit - net . . . . . . . . . . . .   (2,440)       (2,378)
  Undistributed earnings of joint ventures. . . . . .   14,184        (2,180)
  Gain on sale of discontinued operations . . . . . .        -       (90,878)
  Other . . . . . . . . . . . . . . . . . . . . . . .    2,529        13,299
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .  (26,144)       21,887
  Materials and supplies. . . . . . . . . . . . . . .   21,768        19,539
  Accounts payable. . . . . . . . . . . . . . . . . .    1,880       (21,777)
  Accrued taxes . . . . . . . . . . . . . . . . . . .    2,505        14,357
  Accrued interest. . . . . . . . . . . . . . . . . .   (1,263)          325
  Prepayments and other . . . . . . . . . . . . . . .   (2,437)      (11,212)
 Other. . . . . . . . . . . . . . . . . . . . . . . .   (8,498)       (4,606)
  Net cash provided by operating activities . . . . .  100,105        61,850

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities. . . . . . . . . . . . . . . (136,779)     (218,382)
 Proceeds from sales of securities. . . . . . . . . .  215,994        87,060
 Construction expenditures. . . . . . . . . . . . . .  (39,008)      (37,864)
 Investment in affiliates . . . . . . . . . . . . . .  (12,475)      (20,400)
 Acquisition of Hadson Corporation, net of cash and
  temporary cash investments acquired (Note 2). . . . (146,104)            -
 Proceeds from sale of discontinued operations. . . .           -    170,000
  Net cash used for investing activities. . . . . . .$(118,372)    $ (19,586)

                       LG&E Energy Corp. and Subsidiaries
                        Statements of Cash Flows (cont.)
                          (Unaudited - Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1995           1994

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock . . . . . . . . . . . . . .$   1,243     $   1,149
 Issuance of pollution control bonds. . . . . . . . .   39,959             -
 Retirement of pollution control bonds
  and other long-term debt. . . . . . . . . . . . . .  (43,600)            -
 Repayment of short-term borrowings . . . . . . . . .  (35,292)      (20,000)
 Short-term borrowings. . . . . . . . . . . . . . . .  126,975             -
 Payment of common dividends. . . . . . . . . . . . .  (35,510)      (34,291)
  Net cash provided by (used for)
   financing activities . . . . . . . . . . . . . . .   53,775       (53,142)

NET INCREASE (DECREASE) IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .   35,508       (10,878)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   49,407        67,377

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$  84,915     $  56,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$  20,521     $  47,908
    Interest on borrowed money. . . . . . . . . . . .   24,107        20,381

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LG&E Energy Corp. and Subsidiaries
                         Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1995      1994       1995       1994

Balance at beginning of period. . . $309,000   $282,924   $307,072   $271,606
Net income. . . . . . . . . . . . .   24,650     22,093     44,342     50,565
 Subtotal . . . . . . . . . . . . .  333,650    305,017    351,414    322,171
Cash dividends declared on
 common stock ($.5375, $.52,
 $1.075 and $1.04 per share). . . .   17,765     17,154     35,529     34,308

Balance at end of period. . . . . . $315,885   $287,863   $315,885   $287,863

                       LG&E Energy Corp. and Subsidiaries

                          Notes to Financial Statements
                                   (Unaudited)

1. The unaudited consolidated financial statements include the accounts of LG&E Energy Corp. and its wholly-owned subsidiaries - Louisville Gas and Electric Company (LG&E), LG&E Energy Systems Inc. (Energy Systems) and LG&E Gas Systems Inc. (Gas Systems), collectively referred to as the "Company." Gas Systems, which was formed in 1995, directs the Company's natural gas marketing and related businesses.

     In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclo-sures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain amounts in the statements of income and cash flows for the three- and six-month periods ended June 30, 1994, have been reclassified to be consistent with the presentation for the three- and six-month periods ended June 30, 1995, with no impact on previously reported net income or earnings per share. Also, certain amounts in the balance sheet as of December 31, 1994, have been reclassi-fied to be consistent with the balance sheet as of June 30, 1995.

     These financial statements should be read in conjunction with the finan-cial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1994.

2. On May 15, 1995, Gas Systems acquired all of the outstanding common stock of Hadson Corporation (Hadson), a Dallas-based natural gas marketing, gathering and processing company, for $143 million, plus transaction-related costs and expenses. The Company accounted for the acquisition as a purchase, and the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. Approximately $33.4 million of goodwill was recorded and has been allocated to Hadson's lines of business. Accordingly, the goodwill is being amortized using the straight-line method over periods ranging from seven to 24 years.

     A summary of the estimated fair value of the net assets acquired follows (amounts in thousands of dollars):

          Fair value of assets acquired                   $279,534
          Liabilities assumed                              136,423
          Cash paid, excluding
            transaction costs                              143,111
          Cash and equivalents acquired                      4,924
          Net cash paid, excluding
            transaction costs                              138,187
          Transaction costs                                  7,917
          Net cash paid                                   $146,104

     Hadson's natural gas gathering and transportation facilities are depreci-ated using the straight-line method over periods that do not exceed the expected life of the underlying natural gas reserves, which range from 20 to 25 years. Depreciation of Hadson's other property and equipment is provided using the straight-line method over a useful life of three years. All of Hadson's property and equipment is included in non-utility property and plant in the balance sheet as of June 30, 1995. The fair value assigned to certain gas contracts as part of the purchase price allocation will be amortized using the straight-line method over seven years. The contracts are included in other property and investments in the balance sheet as of June 30, 1995.

     Hadson's results of operations have been included in the Company's results of operations since the date of acquisition. Non-utility revenues in the Company's statements of income for the three- and six-month periods ended June 30, 1995, include Hadson's revenues since the date of acquisition of $73.5 million. Hadson's operations did not have a material impact on consolidated gross profits or operating income for the three- and six-month periods ended June 30, 1995.

     Hadson's accounts receivable relate primarily to sales of energy products and services in the United States to end-user and utility markets. Credit terms, typical of industry standards, are of a short-term nature.

     Hadson enters into hedging activities including futures contracts and swap agreements (discussed below) primarily for the purpose of hedging price risks of natural gas associated with certain firm purchase and sales commitments. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and are recognized in income or as adjust-ments of carrying amounts when the hedged transaction occurs. Speculative futures trading was an immaterial activity in the periods presented in the accompanying financial statements.

     At June 30, 1995, Hadson had exchange-traded futures contracts with maturities of July 1995 through September 1996, covering 48,100,000 MMBtu of natural gas. Such contracts are typically settled in cash. Deferred losses related to exchange-traded futures contracts were immaterial at June 30, 1995.

     Hadson also has fixed-price and basis swap agreements in place for July 1995 through December 1998 which are settled through cash payments.
     Hadson has fixed-price swap agreements in place on 25,352,714 MMBtu of natural gas. Basis swap agreements are used to supplement the futures contracts or fixed-price swap agreements and are in place on 43,100,797 MMBtu of natural gas. Management expects profits on the physical sales of gas relating to these agreements to exceed the unrealized losses on all swap agreements. Deferred losses related to closed swap agreements were immaterial at June 30, 1995.

     Hadson remains at risk for possible changes in the market value of hedging instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Hadson is also exposed to credit-related losses in the event of nonperformance by counterparties to the commodity swap agreements. The credit worthiness of counterparties is subject to continuing review, and full performance is anticipated.

     When acquired by the Company, Hadson had a total of $71 million of net operating loss carryforwards available under Internal Revenue Code limitations. The carryforwards expire in 1997 through 2009. At June 30, 1995, Hadson had a valuation allowance of $6 million related to deferred tax assets which may reduce goodwill if certain unrecorded net operating loss carryforwards are realized.

3. LG&E filed an application with the Public Service Commission of Kentucky (Commission) on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. On April 6, 1995, the Commission approved, with modifications, an environmental cost recovery surcharge estimated to increase electric revenues by approximately $3.8 million in 1995 and $7.2 million in 1996. The surcharge became effective on May 1, 1995. LG&E, the Kentucky Attorney General (KAG) and the Kentucky Industrial Utility Customers (KIUC) filed applications for rehearing on certain issues in the April 6 order. Among other things, the KAG and KIUC are requesting a reduction of the amounts recoverable by LG&E. The Commission denied all motions for rehearing, and appeals have subsequently been filed in Franklin Circuit Court, which are pending. LG&E is unable to predict the outcome of these proceedings.

4. As part of a study of LG&E Energy Corp.'s business strategy and realign-ment during 1994, LG&E re-evaluated its regulatory strategy which previ-ously had been to seek full recovery of certain costs deferred in accor-dance with prior precedents established by the Commission. As a result of this re-evaluation, in the first quarter of 1994, LG&E wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Commission, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and workforce reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. LG&E Power Inc. (LPI), a wholly-owned subsidiary of Energy Systems, recorded a reserve for $10.1 million, before taxes, for the costs related to vacating leased office space.

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

5. The Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits (SFAS 112) on January 1, 1994, as required. SFAS 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

6. On April 18, 1995, LG&E completed the issuance of $40 million Jefferson County, Kentucky, 5.90% Pollution Control Bonds, 1995 Series A due April 15, 2023. The proceeds from the sale were used to redeem the 1985 Series A Jefferson County, Kentucky, 9.25% Pollution Control Bonds.

7. The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1993. Regulatory assets and liabilities were established to recognize the future revenue require-ment impact from the deferred income taxes which were not immediately recognized in operating results because of ratemaking treatment. The increase in Regulatory Liability in the accompanying balance sheet reflects the accrual for the six months ended June 30, 1995, and certain reclassifications between Accumulated Deferred Income Taxes and Regulatory Liability applicable to prior periods.

8. The Company, through subsidiaries, owns a 50% interest in Westmoreland-LG&E Partners (WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Electric and Power Company (Virginia Power) and steam energy to Patch Rubber Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments from Virginia Power. From May 1994 through July 1995, Virginia Power withheld approximately $6.9 million of these capacity payments during periods of forced outages. To date, the Company has not recognized any income on its 50% portion of the capacity payments being withheld by Virginia Power. On October 31, 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power has breached the PPA in withhold-ing such payments. On March 17, 1995, the Circuit Court of the City of Richmond, Virginia, dismissed WLP's complaint, but allowed WLP to amend. On April 17, 1995, WLP filed an amended complaint with the circuit court alleging breach of contract and fraud. On April 27, 1995, Virginia Power filed a demurrer (motion to dismiss) on both of WLP's claims. On August 9, 1995, the Court denied Virginia Power's demurrer, thus allowing the case to proceed.

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

9. In June 1995, Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro, two partnerships which are 17%-owned by LPI, sold two power-purchase contracts back to the purchasing utility, Bangor Hydro-Electric Company. Equity in earnings of joint ventures in the Company's statements of income for the three- and six-month periods ended June 30, 1995, include $9.7 million representing LPI's interest in the gains on the sales.

10. At June 30, 1995, Energy Systems had notes payable outstanding of $56 million at a weighted average interest rate of 6.40%, and Gas Systems had notes payable outstanding of $83 million at a weighted average interest rate of 6.17%. At June 30, 1995, lines of credit were in place totaling $535 million ($145 million for LG&E, $150 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.), for which the companies pay commitment or facility fees. These lines of credit were unused, except for the amounts mentioned above. The credit lines are scheduled to expire at various times between 1995 and 2000, and management intends to renegotiate them when they expire.

     In connection with the credit lines for Gas Systems, LG&E Energy Corp. entered into a support agreement with Gas Systems for the benefit of Gas Systems' lenders, that is comparable to the existing support agreement with Energy Systems. See Note 13 of Notes to Financial Statements in Item 8 of the Company's Form 10-K for the year 1994.

11. Other income and deductions consisted of the following (in thousands of dollars):

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1995      1994       1995       1994

     Fee income . . . . . . . . . .$       -   $ 3,562  $       -    $ 3,562
     Gains (losses) on securities .  (1,250)     1,595     (3,419)        43
     Interest and dividend income .   2,775      3,115      6,087      5,064
     Gains on fixed asset
       disposals. . . . . . . . . .     758      1,045        974      1,041
     Donations. . . . . . . . . . .     (60)        (1)      (169)    (1,002)
     Other. . . . . . . . . . . . .    (720)    (2,151)    (1,146)    (2,384)

     Total. . . . . . . . . . . . . $ 1,503    $ 7,165    $ 2,327    $ 6,324

12. In January 1994, the Company sold its 36.5% partnership interest in Natural Gas Clearinghouse for $170 million. The Company's interest was acquired in 1992 at a cost of approximately $70 million and was accounted for as a purchase. The transaction resulted in an after-tax gain of $52 million, which has been classified as gain on sale of discontinued operations in the accompanying income statement for the six months ended June 30, 1994.

13. On July 19, 1995, the Public Service Commission of Kentucky issued an order that requires LG&E to refund $23.9 million to its electric custom-ers, plus interest applicable through June 1995 of $9.9 million, for a total of $33.8 million, arising from the Commission's disallowance of 25% of the Trimble County power plant. The Commission's order requires LG&E to submit a proposed refund methodology for approval within 30 days from the date of the order. On August 4, 1995, the Kentucky Attorney General filed a complaint in the Franklin (Kentucky) Circuit Court for review of the Commission's orders of July 8, 1994, April 25, 1995, and July 19, 1995, in this proceeding. The complaint seeks to have the Court vacate those orders and remand the proceeding back to the Commission with instructions that the Commission consider in determining a refund amount the revenues paid by LG&E's customers as a result of the inclusion of Trimble County-related CWIP in LG&E's rate base prior to May 20, 1988. On August 8, 1995, LG&E filed a request for rehearing of the July 19 order with the Commission. If LG&E is unsuccessful at overturning the decision and the refund is required to be paid, the after-tax charge to net income would amount to approximately $20.2 million. However, the outcome of this matter is uncertain, and LG&E is unable to predict the exact amount of refunds, if any, that may ultimately be due.

14. The Company has recorded an $8 million liability in connection with potential amounts that may be owed by LG&E as a result of litigation. The liability is offset by an asset of equal amount representing proceeds received from a third party in the second quarter. The Company is in the process of determining the amount of liability to charge to expense.

15. Reference is made to Part II herein - Item 1, Legal Proceedings and Item 5, Other Information.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's principal subsidiary is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

                              Results of Operations

The Company acquired Hadson on May 15, 1995, and the Company's results of operations include Hadson's results since May 15, 1995. Although the inclusion of Hadson's results of operations increased the Company's operating revenues and operating expenses, it did not have a material impact on the Company's gross profits or operating income for the reported periods.

LG&E's results of operations are significantly affected by seasonal fluctua-tions in temperature and other weather-related factors. To a lesser degree, Hadson's results are also affected by seasonal fluctuations in temperature and other weather-related factors. Additionally, results of LPI's operations are dependent, among other things, upon the timing and magnitude of development and construction activities associated with various electric generation projects. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

                 Three Months Ended June 30, 1995, Compared with
                        Three Months Ended June 30, 1994

Earnings per share increased to $.75 in the second quarter of 1995 from $.67 in the second quarter of 1994 primarily due to an increase in the earnings of LPI's joint ventures and slightly higher earnings at LG&E, partially offset by a decrease in gross profits at LPI and lower fee income. LG&E's earnings increase was primarily due to an increase in electric industrial sales and decreased power purchased required this quarter to meet native load and other power commitments.

A comparison of utility operating revenues for the quarter ended June 30, 1995, with the quarter ended June 30, 1994, reflects increases and decreases which have been segregated by the following principal causes (see next page):

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $(3,372)      $(2,406)
 Demand side management/revenue
    decoupling                                             625           529
 Environmental cost recovery                               504             -
 Variation in sales volume, etc.                         1,546        (2,992)

    Total                                                 (697)       (4,869)

Sales for resale                                          (442)            -
Gas transportation - net                                     -           602
Other                                                      225           (22)

    Total                                              $  (914)      $(4,289)

Non-utility revenues increased $61.9 million due to acquiring Hadson on May 15, 1995, partially offset by a decrease at LPI resulting from completing construc-tion on the Rensselaer and Roanoke Valley I plants in mid-1994 and the Roanoke Valley II plant in mid-1995.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased decreased $3.6 million (9%) for the quarter. Fuel expenses decreased $.8 million (2%) for the quarter primarily because of a decrease in the cost of coal burned ($3.1 million), partially offset by increased generation of $2.3 million. Power purchased decreased $2.9 million due mainly to less power being purchased to meet native load and other power commitments.

Gas supply expenses decreased $4.9 million (26%) due to a lower volume of gas delivered to the distribution system ($2.6 million) and a decrease in net gas supply cost ($2.3 million).

LG&E implemented a Commission-approved demand side management (DSM) program in January 1994. The agreement contains a rate mechanism that allows LG&E concurrent recovery of DSM costs; provides LG&E an incentive for implementing DSM programs; and allows LG&E to recover revenues due to lost sales associated with the DSM programs.

On May 1, LG&E implemented a Commission-approved environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act. See Note 3 of Notes to Financial Statements.

Non-utility cost of revenues increased $60.9 million due to acquiring Hadson on May 15, 1995, partially offset by a decrease at LPI resulting from completing construction on the Rensselaer, Roanoke Valley I and Roanoke Valley II pro-jects.

Operation and maintenance expenses increased $4 million (7%) due to acquiring Hadson on May 15, 1995, and due to a $1.1 million (3%) increase in other operation expenses at LG&E resulting from increased costs to operate electric power plants and electric and gas distribution systems. Partially offsetting these increases was a $.4 million (3%) decrease in maintenance expenses at LG&E resulting from fewer repairs this quarter associated with the Mill Creek electric power plant.

Depreciation and amortization increased due to acquiring Hadson and because of increased depreciable plant in service at LG&E.

Equity in earnings of joint ventures increased due mainly to two of LPI's partnerships' recording gains on the sales of power purchase contracts to Bangor Hydro-Electric Company in June 1995 (see Note 9 of Notes to Financial Statements). Also contributing to the increase was the start-up of commercial operations of LPI's Roanoke Valley I and Windpower Partners 1993 projects in the second quarter of 1994, and of LPI's Roanoke Valley II project in the second quarter of 1995.

Other income and deductions decreased due to receiving fees from Westmoreland Energy Inc. (WEI) for Energy Systems' guarantee of WEI's equity funding commitment on various cogeneration projects in the second quarter of 1994, and due to an increase in realized losses on sales of marketable securities. See
Note 11 of Notes to Financial Statements.

Interest charges increased because of an increase in notes payable associated with the acquisition of Hadson and a higher composite interest rate on out-standing debt.

Variations in income tax expense are largely attributable to changes in pretax income.

                  Six Months Ended June 30, 1995, Compared with
                         Six Months Ended June 30, 1994

Earnings per share decreased from $1.53 for the six months ended June 30, 1994, to $1.34 for the six months ended June 30, 1995. Last year's earnings per share included a gain of $1.57 on the sale of the Company's interest in Natural Gas Clearinghouse, a write-off of certain non-recurring charges of $.91, a $.27 contribution to fund a charitable foundation, and a $.10 charge resulting from adopting the new standard of accounting for post-employment benefits. Exclud-ing these items, the Company's earnings per share increased by $.10 from $1.24 for the six months ended June 30, 1994, to $1.34 for the six months ended June 30, 1995. This increase resulted primarily from an increase in the earnings of LPI's joint ventures and higher earnings at LG&E, partially offset by a decrease in gross profits at LPI and lower fee income. LG&E's earnings increase was primarily due to higher retail electric industrial sales during the six-month period of 1995 and the higher maintenance expenses incurred in January 1994 because of the severe winter storm.

A comparison of utility operating revenues for the six months ended June 30, 1995, with the six months ended June 30, 1994, reflects increases and decreases which have been segregated by the following principal causes (see next page):

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                      $ (6,249)     $ (9,632)
 Demand side management/revenue
    decoupling                                           3,069         2,602
 Environmental cost recovery                               504             -
 Variation in sales volume, etc.                         2,696       (19,956)

    Total                                                   20       (26,986)

Sales for resale                                          (879)            -
Gas transportation - net                                     -         2,605
Other                                                      174          (295)

    Total                                             $   (685)     $(24,676)

Non-utility revenues increased $45.7 million due to acquiring Hadson on May 15, 1995, partially offset by a decrease at LPI resulting from completing construc-tion on the Rensselaer, Roanoke Valley I, and Roanoke Valley II projects.

Fuel and power purchased decreased $7.6 million (10%) for the six months. Fuel expenses decreased $2.2 million (3%) primarily because of a lower cost of coal burned ($5.9 million), partially offset by increased generation ($3.7 million). Power purchased declined because less power was wheeled for other utilities and purchased to meet native load and other power commitments.

Gas supply expenses decreased $23.9 million (28%) primarily because of a decrease in gas delivered to the distribution system ($16.8 million) and the lower cost of net gas supply ($7.1 million).

Non-utility cost of revenues increased $48.1 million due to acquiring Hadson on May 15, 1995, partially offset by a decrease at LPI resulting from completing construction on the Rensselaer, Roanoke Valley I, and Roanoke Valley II projects.

Operation and maintenance expenses increased $1.9 million (2%) due to acquiring Hadson on May 15, 1995, and due to a $1.2 million (2%) increase in other operation expenses at LG&E resulting from an increase in various administrative expenses. Partially offsetting these increases were a $2.1 million (8%) decrease in maintenance expenses at LG&E resulting from storm-related expenses during the first quarter of 1994 ($1.3 million) and fewer repairs at the electric power plants; and a decrease in property and other taxes at LG&E resulting from payroll taxes associated with severance payments in connection with workforce reductions recorded in the first quarter of 1994. See Note 4 of Notes to Financial Statements.

Depreciation and amortization increased due to acquiring Hadson and because of increased depreciable plant in service at LG&E.

Non-recurring charges include LG&E's write off of previously deferred costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retire-ment Benefits Other Than Pensions. Non-recurring charges also includes a reserve to record costs related to LPI's vacating leased office space. See
Note 4 of Notes to Financial Statements.

Equity in earnings of joint ventures increased due mainly to two of LPI's partnerships' recording gains on the sales of power purchase contracts to Bangor Hydro-Electric Company in June 1995 (see Note 9 of Notes to Financial Statements). Also contributing to the increase was the start-up of commercial operations in the second quarter of 1994 at LPI's Roanoke Valley I, Rensselaer, and Windpower Partners 1993 projects, and in the second quarter of 1995 at LPI's Roanoke Valley II project.

Other income and deductions decreased due to receiving fees from Westmoreland Energy Inc. (WEI) for Energy Systems' guarantee of WEI's equity funding commitment on various cogeneration projects in the second quarter of 1994, and due to an increase in realized losses on sales of marketable securities. An increase in dividend and interest income partially offset these decreases. See
Note 11 of Notes to Financial Statements.

The contribution to charitable foundation represents the expense associated with the formation of a tax-exempt charitable foundation in the first quarter of 1994. See Note 4 of Notes to Financial Statements.

Interest charges increased because of an increase in notes payable and a higher composite interest rate on outstanding debt.

Variations in income tax expense are largely attributable to changes in pretax income.

Gain on sale of discontinued operations reflects the sale of the Company's investment in NGC in January 1994. See Note 12 of Notes to Financial State-ments.

Cumulative effect of change in accounting principle reflects the adoption of Statement of Financial Standards No. 112, Employers' Accounting for Post-Employment Benefits. See Note 5 of Notes to Financial Statements.

                         Liquidity and Capital Resources

The Company's capital structure remained solid throughout the reported periods. This is evidenced primarily by the Company's strong cash flow from operations, large unused borrowing capacity, and its significant investment in available-for-sale securities at June 30, 1995.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects in the non-utility business and other business development opportunities. LG&E construction expenditures for the six months ended June 30, 1995, of $38 million were financed with internally generated funds.

The Company acquired Hadson Corporation (Hadson) on May 15, 1995, for $143 million, plus acquisition-related fees and expenses. Hadson is involved in the marketing, gathering, processing, storage and transportation of natural gas and natural gas liquids. Also, the Company provided Hadson with additional cash to meet working capital needs. The Company used cash and drew against new and existing credit lines to finance the acquisition and cash infusion. With the acquisition, Hadson's credit capacity has been expanded, enabling it to more easily secure trade credit for gas purchases. The enhanced ability to secure trade credit has allowed Hadson to sell significantly more gas than before the acquisition. See Notes 2 and 10 of Notes to Financial Statements.

The Company's combined cash and marketable securities balance decreased $25 million during the first six months of 1995. The decrease reflects the Hadson acquisition, capital expenditures, additional investments in affiliates, and dividends, partially offset by cash flows from operations, a net increase in borrowings, and a net decrease in investments in securities classified as other property and investments.

The significant increases during the first six months of 1995 in non-utility property and plant, accounts receivable, goodwill, and accounts payable resulted from acquiring Hadson. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, because such variations are primarily attributable to fluctuations in weather in LG&E's service territory, which has a direct effect on sales of electricity and natural gas.

In April 1995, LG&E issued $40 million in Jefferson County, Kentucky, Pollution Control Revenue Bonds, 5.90% Series, due April 15, 2023. The proceeds of the bonds were used to redeem the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

At June 30, 1995, lines of credit were in place totaling $535 million ($145 million for LG&E, $150 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.), for which the companies pay commitment or facility fees. These lines of credit were unused, except for $56 million Energy Systems notes payable and $83 million Gas Systems notes payable. The credit lines are scheduled to expire at various times between 1995 and 2000, and management intends to renegotiate them when they expire. See Note 10 of Notes to Financial Statements.

The Company's capitalization ratios at June 30, 1995, and December 31, 1994, were:

                                                June 30,   Dec. 31,
                                                  1995       1994

Long-term debt (including current portion)         39.1%     42.2%
Notes payable                                       8.2       2.0
Preferred stock                                     6.9       7.4
Common equity                                      45.8      48.4
 Total                                            100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1994: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2, 13 and 14 of the Notes to Financial Statements under
Item 8, Financial Statements and Supplementary Data, (ii) the information under
Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, and (iii) the Company's current report on Form 8-K dated July 21, 1995. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1994 Form 10-K, Form 10-Q for the quarter ended June 30, 1995, and Form 8-K dated July 21, 1995.

Trimble County. Reference is made to Note 14 of the Notes to Financial Statements under Item 8 of the Company's Form 1994 10-K; Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995; and the Company's current report of Form 8-K, dated July 21, 1995, regarding proceedings before the Kentucky Public Service Commission (Commission) to determine the proper ratemaking treatment to exclude 25% of LG&E's Trimble County electric generating facility from customer rates for the period May 1988 through December 1990. On July 19, 1995, the Commission ordered LG&E to issue its electric customers a refund of $23.9 million, plus interest applicable through June 1995 of $9.9 million, for a total of $33.8 million, arising from the disallowance of 25% of its Trimble County plant. The Commission's order requires LG&E to submit, within the next 30 days, a proposed refund methodology for Commission approval. On August 4, 1995, the Kentucky Attorney General filed a complaint in the Franklin (Kentucky) Circuit Court for review of the Commission's orders of July 8, 1994, April 25, 1995, and July 19, 1995, in this proceeding. The complaint seeks to have the Court vacate those orders and remand the proceeding back to the Commission with instructions that the Commission consider in determining a refund amount the revenues paid by LG&E's customers as a result of the inclusion of Trimble County-related CWIP in LG&E's rate base prior to May 20, 1988. On August 8, 1995, LG&E filed a request for rehearing of the July 19 order with the Commission. However, the outcome of this matter is uncertain, and LG&E is unable to predict the exact amount of refunds, if any, that ultimately may be due.

Environmental Surcharge. As reported in Note 2 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, and in Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, on April 6, 1995, the Commission approved, with modifications, LG&E's application for an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and other federal, state, and local environmental laws, regulations and orders which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. As a result of the order approving the surcharge, LG&E estimates that its electric revenues will increase by approxi-mately $3.8 million in 1995 and $7.2 million in 1996. LG&E, the Kentucky Attorney General (KAG) and the Kentucky Industrial Utility Customers (KIUC) filed applications for rehearing on certain issues in the April 6 order. Among other things, the KAG and KIUC are requesting a reduction of the amounts recoverable by LG&E. The Commission denied all motions for rehearing, and appeals have subsequently been filed in Franklin Circuit Court, which are pending. LG&E is unable to predict the outcome of these proceedings.

Environmental. As reported in Note 13 of Notes to Financial Statements in the Company's 1994 Form 10-K, in August 1993, 34 persons filed a complaint in Jefferson Circuit Court against LG&E seeking certification of a class consist-ing of all persons within 2.5 miles of the Mill Creek plant who have alleged suffered personal injury or property damage as a result of emissions from the plant. In June 1994, the court denied the plaintiff's motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. On August 3, 1995, the plaintiffs filed a motion for leave to file an amended complaint bringing a total of 537 individual plain-tiffs into the pending litigation. The plaintiffs continue to seek compensa-tion for alleged personal injury and property damage, injunctive relief, a fund to finance future medical monitoring of area residents, and other relief. The plaintiffs seek certification of a class consisting of all persons within 3.5 miles of the plant who have allegedly suffered property damage. LG&E intends to vigorously defend itself in the pending litigation.

Roanoke Valley I. As discussed in Item 3, Legal Proceedings, of the Company's 1994 Form 10-K, and Note 13 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, and Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, Westmoreland-LG&E Partners, the partnership that owns the Roanoke Valley I and II facilities
(WLP), filed a complaint against Virginia Electric and Power Company (Virginia Power) seeking recovery of $5.7 million in capacity payments withheld by Virginia Power during portions of 1994. Under a power purchase agreement
(PPA), WLP is entitled to receive capacity payments from Virginia Power. From May 1994 through July 1995, Virginia Power withheld approximately $6.9 million of these capacity payments during periods of forced outages. To date the Company has not recognized any income on its 50% portion of the capacity payments being withheld. In March 1995, the Circuit Court of the City of Richmond, Virginia, dismissed WLP's complaint, but allowed WLP to amend. On April, 17, 1995, WLP filed an amended complaint with the circuit court alleging breach of contract and fraud. On April 27, 1995, Virginia Power filed a demurrer (motion to dismiss) on both of WLP's claims. On August 9, 1995, the Court denied Virginia Power's demurrer, thus allowing the case to proceed.

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

Item 5.  Other Information.

On July 31, 1995, the Commission released the findings of a comprehensive management and operations audit that found LG&E "well managed, aggressive and fast becoming a 'best in class' utility."

The audit, which began in September 1994, was part of the Commission's ongoing management audit program. Vantage Consulting, Inc., selected by the Commission to perform the audit, commended LG&E for excellence in several areas, including executive management, strategic planning, customer satisfaction, cost control, continuous improvement, and employee and shareholder relations. The audit also highlighted employees' dedication and commitment to achieving LG&E's goals and increasing overall productivity.

Consultants from Vantage conducted 260 interviews and field visits and made 875 information requests of LG&E in completing its ten-month review. The audit contains 98 recommendations. LG&E had begun or was planning to initiate many of the recommendations within the Wholesale Electric, Retail Electric, and Retail Gas areas.

By implementing the audit recommendations, the report estimates that LG&E may realize $11 million in cost savings. However, many of those recommendations require incremental costs to be incurred before savings can be realized.

Item 6(a).  Exhibits.

Exhibit
Number              Description

27                  Financial Data Schedule.

Item 6(b).  Reports on Form 8-K.

Current Report on Form 8-K dated May 26, 1995, stating that the Company closed its previously announced acquisition of Hadson corporation, the Dallas-based natural gas marketing, gathering and processing company.

Current Report on Form 8-K dated July 21, 1995, stating that on July 19, the Public Service Commission of Kentucky ordered LG&E to issue to its electric customers a refund of $33.8 million, arising from the disallowance of 25% of LG&E's Trimble County plant.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  August 11, 1995                /s/ Charles A. Markel
                                      Charles A. Markel
                                      Corporate Vice President, Finance
                                      and Treasurer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)