Form 10-Q
period 1995-09-30
LG&E ENERGY CORP
filed 1995-11-13
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,072,191 shares, without par value, as of October 31, 1995.

         Part I.  Financial Information - Item 1.  Financial Statements

                       LG&E Energy Corp. and Subsidiaries
                              Statements of Income
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Nine Months Ended
                                          Sept. 30,                  Sept. 30,
                                       1995      1994       1995       1994

REVENUES:
 Electric utility . . . . . . . . .$178,896   $169,718   $444,997   $436,504
 Gas utility. . . . . . . . . . . .  17,566     20,500    119,021    146,631
 Non-utility. . . . . . . . . . . . 213,699     12,352    303,301     56,251
  Total revenues. . . . . . . . . . 410,161    202,570    867,319    639,386

COST OF REVENUES:
 Fuel and power purchased . . . . .  50,362     41,460    119,857    118,564
 Gas supply expenses. . . . . . . .   8,791     12,374     70,752     98,220
 Non-utility. . . . . . . . . . . . 205,669     11,326    291,249     48,763
    Total cost of revenues. . . . . 264,822     65,160    481,858    265,547

 Gross profit . . . . . . . . . . . 145,339    137,410    385,461    373,839

OPERATING EXPENSES:
 Operation and maintenance. . . . .  51,513     52,113    170,142    168,885
 Depreciation and amortization. . .  24,587     21,047     69,699     63,121
 Non-recurring charges (Note 5) . .         -         -          -    48,743
  Total operating expenses. . . . .  76,100     73,160    239,841    280,749

Equity in earnings of
 joint ventures (Note 12) . . . . .   4,718      5,777     25,249     11,457

OPERATING INCOME. . . . . . . . . .  73,957     70,027    170,869    104,547

Other income and (deduc-
 tions) (Note 10) . . . . . . . . .   2,031      3,378      4,358      9,702
Contribution to charitable
 foundation (Note 5). . . . . . . .       -          -          -     15,000
Interest charges. . . . . . . . . .  11,117     10,755     34,783     32,066

Income from continuing oper-
 ations before income taxes . . . .  64,871     62,650    140,444     67,183

Income taxes. . . . . . . . . . . .  24,214     24,071     52,201     23,717

Income from continuing oper-
 ations before preferred
 dividends. . . . . . . . . . . . .$ 40,657   $ 38,579   $ 88,243   $ 43,466

                       LG&E Energy Corp. and Subsidiaries
                          Statements of Income (cont.)
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Nine Months Ended
                                          Sept. 30,                  Sept. 30,
                                       1995      1994       1995       1994

Income from continuing oper-
 ations before preferred
 dividends. . . . . . . . . . . . .$ 40,657   $ 38,579   $ 88,243   $ 43,466

Preferred dividends . . . . . . . .   1,566      1,503      4,810      4,261

INCOME FROM CONTINUING
 OPERATIONS . . . . . . . . . . . .  39,091     37,076     83,433     39,205

Gain on sale of discontinued
 operations, net of income
 taxes of $35,048 (Note 11) . . . .         -         -         -     51,805

Income before cumulative effect of
 change in accounting principle . .  39,091     37,076     83,433     91,010

Cumulative effect of change
 in accounting principle, net of
 income taxes of $2,280 (Note 6). .         -         -         -     (3,369)

NET INCOME. . . . . . . . . . . . .$ 39,091   $ 37,076   $ 83,433   $ 87,641

Average common shares
 outstanding. . . . . . . . . . . .  33,054     32,994     33,044     32,983

EARNINGS PER SHARE:
 Continuing operations. . . . . . .$    1.18 $    1.12  $    2.52  $    1.19
 Gain on sale of discontinued
  operations. . . . . . . . . . . .       -          -          -       1.57
 Cumulative effect of accounting
  change. . . . . . . . . . . . . .         -         -         -       (.10)
    Total earnings per share. . . .$    1.18 $    1.12  $    2.52  $    2.66

                       LG&E Energy Corp. and Subsidiaries
                                 Balance Sheets
                                   (Unaudited)
                                (Thousands of $)

                                     ASSETS

                                                       Sept. 30,     Dec. 31,
                                                         1995          1994

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,585,633   $2,537,895
 Less:  reserve for depreciation. . . . . . . . . . .   937,093      881,861
  Net utility plant . . . . . . . . . . . . . . . . . 1,648,540    1,656,034

OTHER PROPERTY AND INVESTMENTS - less reserve:
 Investments in affiliates. . . . . . . . . . . . . .  117,560       115,420
 Non-utility property and plant, net. . . . . . . . .  172,022         2,802
 Other. . . . . . . . . . . . . . . . . . . . . . . .    24,113       50,681
  Total other property and investments. . . . . . . .   313,695      168,903

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .   70,271        49,407
 Marketable securities. . . . . . . . . . . . . . . .   62,165        89,431
 Accounts receivable - less reserve . . . . . . . . .  212,065        97,927
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .   12,892        13,869
  Gas stored underground. . . . . . . . . . . . . . .   50,696        31,354
  Other . . . . . . . . . . . . . . . . . . . . . . .   35,317        37,299
 Prepayments and other. . . . . . . . . . . . . . . .      8,136       4,020
  Total current assets. . . . . . . . . . . . . . . .   451,542      323,307

DEFERRED DEBITS AND OTHER ASSETS:
 Unamortized debt expense . . . . . . . . . . . . . .    7,770         7,776
 Regulatory assets. . . . . . . . . . . . . . . . . .   30,868        31,726
 Goodwill, net. . . . . . . . . . . . . . . . . . . .   47,162        14,881
 Other. . . . . . . . . . . . . . . . . . . . . . . .     12,513      14,837
  Total deferred debits and other assets. . . . . . .     98,313      69,220
    Total assets. . . . . . . . . . . . . . . . . . .$2,512,090   $2,217,464

                       LG&E Energy Corp. and Subsidiaries
                             Balance Sheets (cont.)
                                   (Unaudited)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       Sept. 30,     Dec. 31,
                                                         1995          1994

CAPITALIZATION:
 Common stock, without par value -
  Authorized 75,000,000 shares;
  outstanding 33,072,191 shares
  and 33,015,951 shares . . . . . . . . . . . . . . .$  462,927   $  460,980
 Common stock expense . . . . . . . . . . . . . . . .     (927)         (914)
 Unrealized loss on marketable
  securities, net of income
  taxes of $395 and $2,980. . . . . . . . . . . . . .     (627)       (4,623)
 Retained earnings. . . . . . . . . . . . . . . . . .   336,621      307,072
  Total common equity . . . . . . . . . . . . . . . .  797,994       762,515
 Cumulative preferred stock . . . . . . . . . . . . .  116,716       116,716
 Long-term debt . . . . . . . . . . . . . . . . . . .   646,850      662,862
  Total capitalization. . . . . . . . . . . . . . . . 1,561,560    1,542,093

CURRENT LIABILITIES:
 Long-term debt due within one year . . . . . . . . .   16,000             -
 Notes payable. . . . . . . . . . . . . . . . . . . .  159,900        32,000
 Accounts payable . . . . . . . . . . . . . . . . . .  162,681        78,254
 Common dividends declared. . . . . . . . . . . . . .   18,355        17,746
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   34,411        15,747
 Accrued interest . . . . . . . . . . . . . . . . . .   11,095        13,428
 Other. . . . . . . . . . . . . . . . . . . . . . . .    24,990       34,218
  Total current liabilities . . . . . . . . . . . . .   427,432      191,393

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes (Note 7). . . . . . . . . . . . . . . . . . .  255,005       269,828
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   85,188        88,779
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   40,813        48,126
 Customers' advances for construction . . . . . . . .    9,254         8,621
 Regulatory liability (Note 7). . . . . . . . . . . .   60,755         8,914
 Other. . . . . . . . . . . . . . . . . . . . . . . .     72,083      59,710
  Total deferred credits and other liabilities. . . .    523,098     483,978
    Total capital and liabilities . . . . . . . . . .$2,512,090   $2,217,464

                       LG&E Energy Corp. and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited - Thousands of $)

                                                          Nine Months Ended
                                                              Sept. 30,
                                                        1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . .$  83,433     $  87,641
 Items not requiring cash currently:
  Cumulative effect of change
    in accounting principle . . . . . . . . . . . . .        -         3,369
  Non-recurring charges . . . . . . . . . . . . . . .        -        48,743
  Depreciation and amortization . . . . . . . . . . .   69,699        63,121
  Deferred income taxes - net . . . . . . . . . . . .   10,788       (14,083)
  Investment tax credit - net . . . . . . . . . . . .   (3,591)       (3,568)
  Undistributed earnings of joint ventures. . . . . .   16,119        (6,698)
  Gain on sale of discontinued operations . . . . . .        -       (90,878)
  Other . . . . . . . . . . . . . . . . . . . . . . .    3,360        13,871
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .  (59,561)       36,471
  Materials and supplies. . . . . . . . . . . . . . .  (10,751)          469
  Accounts payable. . . . . . . . . . . . . . . . . .   15,215       (38,451)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   18,664        16,378
  Accrued interest. . . . . . . . . . . . . . . . . .   (2,333)       (1,146)
  Prepayments and other . . . . . . . . . . . . . . .  (20,957)      (12,735)
 Other. . . . . . . . . . . . . . . . . . . . . . . .      (388)         892
  Net cash provided by operating activities . . . . .  119,697       103,396

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities. . . . . . . . . . . . . . . (174,593)     (267,102)
 Proceeds from sales of securities. . . . . . . . . .  255,751       138,847
 Construction expenditures. . . . . . . . . . . . . .  (63,259)      (58,228)
 Investment in affiliates . . . . . . . . . . . . . .  (28,234)      (20,400)
 Acquisition of Hadson Gas Services Inc.,
   net of cash and temporary cash
   investments acquired (Note 9). . . . . . . . . . . (146,104)            -
 Proceeds from sale of discontinued operations. . . .           -    170,000
  Net cash used for investing activities. . . . . . .$(156,439)    $ (36,883)

                       LG&E Energy Corp. and Subsidiaries
                        Statements of Cash Flows (cont.)
                          (Unaudited - Thousands of $)

                                                          Nine Months Ended
                                                              Sept. 30,
                                                        1995           1994

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock . . . . . . . . . . . . . .$   1,934     $   1,947
 Issuance of pollution control bonds. . . . . . . . .   39,943             -
 Retirement of pollution control bonds
  and other long-term debt. . . . . . . . . . . . . .  (43,579)            -
 Repayment of short-term borrowings . . . . . . . . .  (81,282)      (20,000)
 Short-term borrowings. . . . . . . . . . . . . . . .  193,865             -
 Payment of common dividends. . . . . . . . . . . . .  (53,275)      (51,445)
  Net cash provided by (used for)
   financing activities . . . . . . . . . . . . . . .   57,606       (69,498)

NET INCREASE (DECREASE) IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .   20,864        (2,985)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   49,407        67,377

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$  70,271     $  64,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$  29,173     $  66,815
    Interest on borrowed money. . . . . . . . . . . .   36,533        32,235

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

                       LG&E Energy Corp. and Subsidiaries
                         Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                     Three Months Ended    Nine Months Ended
                                          Sept. 30,                  Sept. 30,
                                       1995      1994       1995       1994

Balance at beginning of period. . . $315,885   $287,863   $307,072   $271,606
Net income. . . . . . . . . . . . .   39,091     37,076     83,433     87,641
 Subtotal . . . . . . . . . . . . .  354,976    324,939    390,505    359,247
Cash dividends declared on
 common stock ($.555, $.5375,
 $1.63 and $1.5775 per share) . . .   18,355     17,745     53,884     52,053

Balance at end of period. . . . . . $336,621   $307,194   $336,621   $307,194

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

     In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclo-sures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regula-tions, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain amounts in the statements of income and cash flows for the three- and nine-month periods ended September 30, 1994, have been reclassified to be consistent with the presentation for the three- and nine-month periods ended September 30, 1995, with no impact on previously reported net income or earnings per share. Also, certain amounts in the balance sheet as of December 31, 1994, have been reclassified to be consistent with the balance sheet presentation as of September 30, 1995.

     These financial statements should be read in conjunction with the finan-cial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1994.

2. On July 19, 1995, the Public Service Commission of Kentucky (Commission) issued an order that requires LG&E to refund $23.9 million to its electric customers, plus interest (through June 1995, interest totaled $9.9 million), for a total as of the date of the order of $33.8 million, arising from the Commission's disallowance of 25% of the Trimble County power plant. The Commission's order required LG&E to submit a proposed refund methodology for approval within 30 days from the date of the order. The Commission later extended the date of filing refund plans to November 8, 1995. On November 8, 1995, the Commission granted a joint motion to extend the date for filing refund plans to January 3, 1996.

     On August 4, 1995, the Kentucky Attorney General (KAG) filed a complaint in the Franklin (Kentucky) Circuit Court (Court) for review of the Commission's orders of July 8, 1994, April 25, 1995, and July 19, 1995. The KAG asked that the Court vacate those orders and remand the proceeding back to the Commission with instructions that the Commission consider, in determining a refund, the revenues paid by LG&E's customers as a result of the inclusion of Trimble County-related construction work in progress in LG&E's rate base prior to May 20, 1988. On September 12, 1995, the Court dismissed without prejudice KAG's complaint.

     On August 8, 1995, LG&E filed a request for rehearing of the July 19 order of the Commission, and on August 28, 1995, the Commission issued an order in which it granted rehearing only on the issue of whether compound or simple interest should be applied to the amount the Commission has ordered LG&E to refund. The total of $33.8 million contained in the Commission's July 19, 1995, order was calculated using compound interest. LG&E believes that the use of simple interest would reduce the amount the Commission ordered be refunded through June 1995 by approximately $1.6 million. The Commission has requested that the parties to the case submit argument on this issue during the second phase of the case dealing with refund plans.

     LG&E intends to appeal the Commission's July 19 order to seek to overturn the decision. If LG&E is unsuccessful in overturning the decision and a refund of previously collected revenues in the amount of $33.8 million is required to be paid, the after-tax charge to net income would amount to approximately $20.2 million. However, the outcome of this matter is uncertain, and LG&E is unable to predict the exact amount of refunds, if any, that ultimately may be due.

3. LG&E filed an application with the Public Service Commission of Kentucky on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. On April 6, 1995, the Commission approved, with modifications, an environmental cost recovery surcharge estimated to increase electric revenues by approximately $3.8 million in 1995 and $7.2 million in 1996. The surcharge became effective on May 1, 1995. LG&E, the Kentucky Attorney General and the Kentucky Industrial Utility Customers (KIUC) filed applications for rehearing on certain issues in the April 6 order. Among other things, the KAG and KIUC requested a reduction of the amounts recoverable by LG&E. The Commission denied all motions for rehearing, and appeals have subsequently been filed in Franklin Circuit Court, which are pending. LG&E is unable to predict the outcome of these proceedings.

4. In the second quarter of 1995, the Company received cash proceeds of $8 million in connection with the settlement of a commercial dispute. The effect on earnings was deferred pending completion of a study to determine the proper amount of income to be recognized. The study was completed during the third quarter. Accordingly, LG&E recognized $6 million as a reduction to operation and maintenance expenses. The remaining $2 million is recorded as a reserve for future payments in connection with the dispute.

5. As part of a study of LG&E Energy Corp.'s business strategy and realign-ment during 1994, LG&E re-evaluated its regulatory strategy which previ-ously had been to seek full recovery of certain costs deferred in accor-dance with prior precedents established by the Commission. As a result of this re-evaluation, in the first quarter of 1994, LG&E wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Commission, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and workforce reductions that occurred in 1992 and 1993 which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. LG&E Power Inc. (LPI), a wholly-owned subsidiary of Energy Systems, recorded a reserve for $10.1 million, before taxes, for the costs related to vacating leased office space.

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

6. The Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits (SFAS 112) on January 1, 1994, as required. SFAS 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

7. The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1993. Regulatory assets and liabilities were established to recognize the future revenue require-ment impact from the deferred income taxes which were not immediately recognized in operating results because of ratemaking treatment. The increase in Regulatory Liability in the accompanying balance sheet reflects the accrual for the nine months ended September 30, 1995, and certain reclassifications between Accumulated Deferred Income Taxes and Regulatory Liability applicable to prior periods.

8. The Company, through subsidiaries, owns a 50% interest in Westmoreland-LG&E Partners (WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Electric and Power Company (Virginia Power) and steam energy to Patch Rubber Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments from Virginia Power based on availability. From May 1994 through October 1995, Virginia Power withheld approximately $7.9 million of these capacity payments for periods of forced outages. To date, the Company has not recognized any income on its 50% portion of the capacity payments being withheld by Virginia Power. On October 31, 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power has breached the PPA in withholding such payments. The parties are currently conducting discovery. The trial is set for the week of March 23, 1996.

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

9. On May 15, 1995, Gas Systems acquired all of the outstanding common stock of Hadson Corporation, now known as Hadson Gas Services Inc. (Hadson), a Dallas-based natural gas marketing, gathering and processing company, for $143 million, plus transaction-related costs and expenses. The Company accounted for the acquisition as a purchase, and the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. Approximately $33.4 million of goodwill was recorded and has been allocated to Hadson's lines of business. Accordingly, the goodwill is being amortized using the straight-line method over periods ranging from seven to 24 years.

     Hadson's results of operations have been included in the Company's results of operations since the date of acquisition. Non-utility revenues in the Company's statements of income for the three- and nine-month periods ended September 30, 1995, include Hadson's revenues since the date of acquisi-tion of $188.4 million and $261.8 million, respectively. Hadson's operations did not have a material impact on consolidated operating income for the three- and nine-month periods ended September 30, 1995.

     Hadson enters into hedging activities including futures contracts, swap agreements and options (discussed below) primarily for the purpose of hedging price risks of natural gas associated with certain firm purchase and sales commitments. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commit-ments or anticipated transactions are also deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Speculative futures trading was an immaterial activity in the periods presented in the accompanying financial statements.

     At September 30, 1995, Hadson had exchange-traded futures contracts with maturities of October 1995 through October 1996, covering 86,880,000 MMBtu of natural gas. Such contracts are typically settled in cash. Deferred losses related to exchange-traded futures contracts were immaterial at September 30, 1995.

     Hadson also has swap agreements in place with maturities of October 1995 through December 1998 on 134,233,000 MMBtu of natural gas. The swaps will be settled through cash payments. Management expects profits on the physical sales of gas relating to these agreements to exceed the unreal-ized losses on all swap agreements. Deferred losses related to closed swap agreements were immaterial at September 30, 1995.

     At September 30, 1995, Hadson had exchange-traded and over-the-counter options that it can convert to futures or swaps covering 70,380,000 MMBtu of natural gas with maturities ranging from October 1995 through December 1996.

     Hadson remains at risk for possible changes in the market value of hedging instruments; however, such risk should be mitigated by price changes in the underlying hedged item. Hadson is also exposed to credit-related losses in the event of nonperformance by counterparties to the commodity swap agreements. The creditworthiness of counterparties is subject to continuing review.

10. Other income and deductions consisted of the following (in thousands of dollars):

                                     Three Months Ended    Nine Months Ended
                                          Sept. 30,                  Sept. 30,
                                       1995      1994       1995       1994

     Fee income . . . . . . . . . .$       -   $ 1,188  $       -    $ 4,750
     Gains (losses) on securities .     220       (831)    (3,199)    (2,571)
     Interest and dividend income .   2,116      3,295      8,203      8,359
     Gains on fixed asset
       disposals. . . . . . . . . .     101         28      1,075      1,069
     Donations. . . . . . . . . . .     (79)      (106)      (248)    (1,108)
     Other. . . . . . . . . . . . .    (327)      (196)    (1,473)      (797)

     Total. . . . . . . . . . . . . $ 2,031    $ 3,378    $ 4,358    $ 9,702

11. In January 1994, the Company sold its 36.5% partnership interest in Natural Gas Clearinghouse (NGC) for $170 million. The Company's interest was acquired in 1992 at a cost of approximately $70 million and was accounted for as a purchase. The transaction resulted in an after-tax gain of $52 million, which has been classified as gain on sale of discon-tinued operations in the accompanying income statement for the nine months ended September 30, 1994.

12. In June 1995, Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro, two partnerships which are 17%-owned by LPI, sold two power-purchase contracts back to the purchasing utility, Bangor Hydro-Electric Company. Equity in earnings of joint ventures in the Company's statement of income for the nine months ended September 30, 1995, include $9.7 million representing LPI's interest in the gains on the sales.

13.  Reference is made to Part II herein - Item 1, Legal Proceedings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's principal subsidiary is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

                              Results of Operations

LG&E's results of operations are significantly affected by seasonal fluctua-tions in temperature and other weather-related factors. To a lesser degree, Hadson's results are also affected by seasonal fluctuations in temperature and other weather-related factors. Additionally, results of LPI's operations are dependent upon the timing and magnitude of development and construction activities associated with various electric generation projects, and upon the development of its electric power-marketing business, which it entered in 1994 through a subsidiary, LG&E Power Marketing Inc. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended September 30, 1995, Compared with
                      Three Months Ended September 30, 1994

Earnings per share increased to $1.18 in the third quarter of 1995 from $1.12 in the third quarter of 1994 primarily due to higher earnings at LG&E and LPI, partially offset by an increase in interest expense resulting from the Com-pany's borrowing to finance the Hadson acquisition. LG&E's earnings increased due to an increase in retail electric sales resulting from the hot summer weather and continued cost containment efforts. Another positive factor affecting LG&E's earnings was the recognition of a $6 million credit to expense as the result of the settlement of a commercial dispute as discussed in Note 4 of Notes to Financial Statements. These factors were partially offset by an increase in electric power purchases required at LG&E because of unplanned power-plant outages. LPI's earnings increased mainly due to lower operating expenses and higher power-marketing sales volumes.

A comparison of utility operating revenues for the quarter ended September 30, 1995, with the quarter ended September 30, 1994, reflects increases and decreases which have been segregated by the following principal causes (see next page):

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $(3,008)      $(2,146)
 Demand side management/revenue
    decoupling                                          (5,651)          529
 Environmental cost recovery                             1,513             -
 Variation in sales volume, etc.                        18,258        (1,452)

    Total                                               11,112        (3,069)

Sales for resale                                        (2,697)            -
Gas transportation - net                                     -            89
Other                                                      763            46

    Total                                              $ 9,178       $(2,934)

Non-utility revenues and cost of revenues increased $201.3 million and $194.3 million, respectively, due to acquiring Hadson on May 15, 1995, and to an increase in power-marketing volumes. Partially offsetting these increases were decreases in LPI's revenues and cost of revenues resulting from completing construction on the Roanoke Valley II plant in mid-1995.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased increased $8.9 million (21%) for the quarter. Fuel expenses decreased $3.4 million (9%) for the quarter because of a decrease in the cost of coal burned ($1.6 million) and decreased generation ($1.8 million). Power purchased increased $12.3 million due to increased purchases required because of unplanned outages at the electric generating plants during the warmer-than-normal third quarter.

Gas supply expenses decreased $3.6 million (29%) due to a decrease in net gas supply cost ($3.2 million) and a 5% decrease in the volume of gas delivered to the distribution system.

LG&E implemented a Commission-approved demand side management (DSM) program in January 1994. The agreement contains a rate mechanism that allows LG&E concurrent recovery of DSM costs; provides LG&E an incentive for implementing DSM programs; and allows LG&E to recover revenues due to lost sales associated with the DSM programs.

On May 1, 1995, LG&E implemented a Commission-approved environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act and other governmental pollution control requirements. See Note 3 of Notes to Financial Statements.

Operation and maintenance expenses decreased $.6 million (1%) mainly due to a $3.8 million decrease (11%) in other operation expenses at LG&E resulting from recognizing a credit to expense of $6 million in settlement proceeds received related to a commercial dispute (see Note 4 of Notes to Financial Statements). Also contributing to the decrease were the reversal of $2 million of a reserve previously established at LPI for the costs of vacating leased office space and a reduction in corporate expenses. The partial reversal of the lease reserve resulted from LPI's subleasing a portion of the space (see Note 5 of Notes to Financial Statements). These decreases were partially offset by an increase in various administrative expenses at LG&E, and a $2 million (19%) increase in maintenance expenses at LG&E primarily related to repairs due to unplanned outages at the electric generating plants.

Depreciation and amortization increased due to acquiring Hadson and because of increased depreciable plant in service at LG&E.

Other income and deductions decreased as fees received from Westmoreland Energy Inc. (WEI) for Energy Systems' guarantee of WEI's equity funding commitment on various cogeneration projects in the third quarter of 1994 did not recur. Also contributing to the decrease was a reduction in interest and dividend income. Partially offsetting these decreases was a reduction in realized losses on sales of available-for-sale securities. See Note 10 of Notes to Financial Statements.

Interest charges increased because of an increase in notes payable associated with the acquisition of Hadson, partially offset by a decrease at LG&E due to a $1 million reduction in accrued interest resulting from a favorable ruling on certain income tax matters.

Variations in income tax expense are largely attributable to changes in pretax income.

               Nine Months Ended September 30, 1995, Compared with
                      Nine Months Ended September 30, 1994

Earnings per share decreased from $2.66 for the nine months ended September 30, 1994, to $2.52 for the nine months ended September 30, 1995. Last year's earnings per share included a gain of $1.57 on the sale of the Company's interest in Natural Gas Clearinghouse, a write-off of certain non-recurring charges of $.91, a $.27 contribution to fund a charitable foundation, and a $.10 charge resulting from adopting the new standard of accounting for post-employment benefits. Excluding these items, the Company's earnings per share increased by $.15 from $2.37 for the nine months ended September 30, 1994, to $2.52 for the nine months ended September 30, 1995. This increase resulted primarily from an increase in the earnings of LPI's joint ventures and higher earnings at LG&E, partially offset by a decrease in gross profits at LPI, lower fee income, and an increase in interest expense resulting from the Company's borrowing to finance the Hadson acquisition. LG&E's earnings increase was primarily due to higher retail electric commercial and industrial sales during the nine-month period of 1995 and positive cost containment efforts. Another positive factor affecting LG&E's earnings was the recognition of a $6 million credit to expense as the result of the settlement of a commercial dispute as discussed in Note 4 of Notes to Financial Statements. These factors were partially offset by increased purchased power expenses at LG&E due mainly to unplanned power plant outages this summer.

A comparison of utility operating revenues for the nine months ended September 30, 1995, with the nine months ended September 30, 1994, reflects increases and decreases which have been segregated by the following principal causes (see next page):

                                                       Increase or (Decrease)
                                                          (Thousands of $)
                                                       Electric         Gas
Cause                                                  Revenues      Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $(9,257)     $(11,779)
 Demand side management/revenue
    decoupling                                          (2,582)        3,132
 Environmental cost recovery                             1,968             -
 Variation in sales volume, etc.                        21,004       (21,408)

    Total                                               11,133       (30,055)

Sales for resale                                        (3,576)            -
Gas transportation - net                                     -         2,694
Other                                                      936          (249)

    Total                                              $ 8,493      $(27,610)

Non-utility revenues and cost of revenues increased $247.1 million and $242.5 million, respectively, due to acquiring Hadson on May 15, 1995, and to an increase in power-marketing volumes. Partially offsetting these increases were decreases in LPI's revenues and cost of revenues resulting from completing construction on the Rensselaer, Roanoke Valley I, and Roanoke Valley II projects.

Fuel and power purchased increased $1.3 million (1%) for the nine months.
Power purchased increased $6.9 million primarily because of increased purchases required due to unplanned outages at the electric power plants during the warmer-than-normal third quarter. Fuel expenses decreased $5.6 million (5%) primarily because of a lower cost of coal burned ($7.4 million), partially offset by increased generation ($1.8 million).

Gas supply expenses decreased $27.5 million (28%) because of a decrease in gas delivered to the distribution system ($16.8 million) and the lower cost of net gas supply ($10.7 million).

Operation and maintenance expenses increased $1.3 million (1%) primarily due to acquiring Hadson on May 15, 1995. Partially offsetting this increase were a decrease at LG&E resulting from crediting $6 million to expense representing the settlement proceeds received related to a commercial dispute (see Note 4 of Notes to Financial Statements), and a decrease in property and other taxes at LG&E resulting from payroll taxes associated with severance payments in connection with work force reductions recorded in the first quarter of 1994 (see Note 5 of Notes to Financial Statements). Also offsetting the Hadson-related increase were an increase in various administrative expenses at LG&E, the reversal of $2 million of a reserve previously established at LPI for the costs of vacating leased office space, and a reduction in corporate expenses. The partial reversal of the lease reserve resulted from LPI's subleasing some of the space (see Note 5 of Notes to Financial Statements).

Depreciation and amortization increased due to acquiring Hadson and because of increased depreciable plant in service at LG&E.

Non-recurring charges recognized in 1994 include LG&E's write off of previously deferred costs in connection with early retirements and work force reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. Non-recurring charges also includes a reserve to record costs related to LPI's vacating leased office space. See Note 5 of Notes to Financial Statements.

Equity in earnings of joint ventures increased mainly due to two of LPI's partnerships' recording gains of $9.7 million on the sales of power purchase contracts to Bangor Hydro-Electric Company in June 1995 (see Note 12 of Notes to Financial Statements). Also contributing to the increase was the start-up of commercial operations in the second quarter of 1994 at LPI's Roanoke Valley I, Rensselaer, and Windpower Partners 1993 projects, and in the second quarter of 1995 at LPI's Roanoke Valley II project.

Other income and deductions decreased as fees received from Westmoreland Energy Inc. (WEI) for Energy Systems' guarantee of WEI's equity funding commitment on various cogeneration projects in 1994 did not recur. See Note 10 of Notes to Financial Statements.

The contribution to charitable foundation represents the expense associated with the formation of a tax-exempt charitable foundation in the first quarter of 1994. See Note 5 of Notes to Financial Statements.

Interest charges increased because of an increase in notes payable and a higher composite interest rate on outstanding debt. Partially offsetting this increase was a decrease at LG&E due to a $1 million reduction in accrued interest resulting from a favorable ruling on certain income tax matters.

Variations in income tax expense are largely attributable to changes in pretax income.

Gain on sale of discontinued operations reflects the sale of the Company's investment in NGC in January 1994. See Note 11 of Notes to Financial State-ments.

Cumulative effect of change in accounting principle reflects the adoption of Statement of Financial Standards No. 112, Employers' Accounting for Post-Employment Benefits. See Note 6 of Notes to Financial Statements.

                         Liquidity and Capital Resources

The Company's capital structure remained solid throughout the reported periods. This is evidenced primarily by the Company's strong cash flow from operations, large unused borrowing capacity, and its significant investment in marketable securities at September 30, 1995.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects in the non-utility business and other business development opportunities. LG&E construction expenditures for the nine months ended September 30, 1995, of $57 million were financed with internally generated funds.

The Company acquired Hadson Corporation, now known as Hadson Gas Services Inc. (Hadson), on May 15, 1995, for $143 million, plus acquisition-related fees and expenses. Hadson is involved in the marketing, gathering, processing, storage and transportation of natural gas and natural gas liquids. Also, the Company provided Hadson with additional cash to meet working capital needs. The Company used cash and drew against credit lines to finance the acquisition and cash infusion. With the acquisition, Hadson's credit capacity has been expanded, enabling it to more easily secure trade credit for gas purchases.
The enhanced ability to secure trade credit has allowed Hadson to sell signifi-cantly more gas than before the acquisition. See Note 9 of Notes to Financial Statements.

The Company's combined cash and marketable securities balance decreased $6.4 million during the first nine months of 1995. The decrease reflects the Hadson acquisition, capital expenditures, additional investments in affiliates, and dividends, partially offset by cash flows from operations, an increase in borrowings, and an increase resulting from reclassifying investments in certain available-for-sale securities from noncurrent to current.

The significant increases during the first nine months of 1995 in non-utility property and plant, accounts receivable, goodwill, and accounts payable resulted from acquiring Hadson. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, because such variations are primarily attributable to fluctuations in weather in LG&E's service territory, which has a direct effect on sales of electricity and natural gas.

In April 1995, LG&E issued $40 million of Jefferson County, Kentucky, Pollution Control Revenue Bonds, 5.90% Series, due April 15, 2023. The proceeds of the bonds were used to redeem the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

In December 1995, LG&E plans to redeem the outstanding shares of its 7.45% Cumulative Preferred Stock with a par value of $25 per share at a redemption price of $25.75 per share. LG&E will fund the $22 million redemption with cash generated internally.

At September 30, 1995, lines of credit were in place totaling $535 million ($145 million for LG&E, $150 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.), for which the companies pay commitment or facility fees. $160 million of notes payable were outstanding under these lines at September 30, 1995 ($57 million for Energy Systems and $103 million for Gas Systems). The credit lines are scheduled to expire at various times between 1995 and 2000, and management intends to renegotiate them when they expire.

The Company's capitalization ratios at September 30, 1995, and December 31, 1994, were:

                                                Sept. 30,  Dec. 31,
                                                  1995       1994

Long-term debt (including current portion)         38.2%     42.2%
Notes payable                                       9.2       2.0
Preferred stock                                     6.7       7.4
Common equity                                      45.9      48.4
 Total                                            100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to: (i) the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1994: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2, 13 and 14 of the Notes to Financial Statements under
Item 8, ii) the information under Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, (iii) the Company's current report on Form 8-K dated July 21, 1995, and (iv) the information under
Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended June 30, 1995. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1994 Form 10-K, Form 10-Q for the quarter ended March 31, 1995, Form 8-K dated July 21, 1995, and Form 10-Q for the quarter ended June 30, 1995.

Trimble County. Reference is made to Note 14 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, to Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, to the Company's current report on Form 8-K, dated July 21, 1995, to the Company's Form 10-Q for the quarter ended June 30, 1995, and to Note 2 of Notes to Financial Statements under Part I, Item 1, of this filing, regarding proceedings before the Kentucky Public Service Commission (Commission) to determine the proper ratemaking treatment to exclude 25% of the Trimble County electric generating facility from customer rates for the period May 1988 through December 1990.

On July 19, 1995, the Commission issued an order that requires LG&E to refund $23.9 million to its electric customers, plus interest (through June 1995, interest totaled $9.9 million), for a total as of the date of the order of $33.8 million, arising from the Commission's disallowance of 25% of the Trimble County power plant. The Commission's order required LG&E to submit a proposed refund methodology for approval within 30 days from the date of the order. The Commission later extended the date of filing refund plans to November 8, 1995. On November 8, 1995, the Commission granted a joint motion to extend the date for filing refund plans to January 3, 1996.

On August 4, 1995, the Kentucky Attorney General (KAG) filed a complaint in the Franklin (Kentucky) Circuit Court (Court) for review of the Commission's orders of July 8, 1994, April 25, 1995, and July 19, 1995. The KAG asked that the Court vacate those orders and remand the proceeding back to the Commission with instructions that the Commission consider, in determining a refund, the revenues paid by LG&E's customers as a result of the inclusion of Trimble County-related construction work in progress in LG&E's rate base prior to May 20, 1988. On September 12, 1995, the Court dismissed without prejudice KAG's complaint.

On August 8, 1995, LG&E filed a request for rehearing of the July 19 order of the Commission, and on August 28, 1995, the Commission issued an order in which it granted rehearing only on the issue of whether compound or simple interest should be applied to the amount the Commission has ordered LG&E to refund. The total of $33.8 million contained in the Commission's July 19, 1995, order was calculated using compound interest. LG&E believes that the use of simple interest would reduce the amount the Commission ordered be refunded through June 1995 by approximately $1.6 million. The Commission has requested that the parties to the case submit argument on this issue during the second phase of the case dealing with refund plans.

The outcome of this matter is uncertain, and LG&E is unable to predict the exact amount of refunds, if any, that ultimately may be due.

Environmental.  As reported in Note 13 of Notes to Financial Statements under
Item 8 of the Company's 1994 Form 10-K, and in Part II, Item 1, Legal Proceed-ings, of the Company's Form 10-Q for the quarter ended June 30, 1995, 34 persons filed a complaint in Jefferson Circuit Court against the Company seeking certification of a class consisting of all persons within 2.5 miles of the Mill Creek plant who have allegedly suffered personal injury or property damage as a result of emissions from the plant. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. In August 1995, the court granted the plaintiff's motion for leave to file an amended complaint to bring a total of 537 individual plaintiffs into the pending litigation. The plaintiffs continue to seek compensation for alleged personal injury and property damage, injunctive relief, a fund to finance future medical monitoring of area residents and other relief. The plaintiffs seek certifica-tion of a class consisting of all persons within 3.5 miles of the plant who have allegedly suffered property damage. LG&E intends to vigorously defend itself in the pending litigation.

As reported in Note 13 of the Notes to Financial Statement under Item 8 of the Company's 1994 Form 10-K, in 1987, the United States Environmental Protection Agency (USEPA) identified LG&E as one of the numerous potentially responsible parties (PRPs) allegedly liable under the Comprehensive Environmental Response, Compensation, and Liability Act as amended for the Smith's Farm site in Bullitt County, Kentucky. Previously reported estimated cleanup costs of approximately $70 million have recently been revised to approximately $60 million. The Company and several other parties have shared certain cleanup costs until a voluntary allocation of liability can be reached among the parties. It is not possible at this time to predict the outcome or precise impact of the matter. However, management believes that this matter should not have a material adverse impact on the financial position or results of operation of LG&E, as other financially viable PRPs appear to have primary responsibility for any environmental liability at the site.

As reported in Note 13, of the Notes to Financial Statement under Item 8 of the Company's 1994 Form 10-K, in March 1994, the Air Pollution Control District of Jefferson County, Kentucky (APCD) adopted a regulation requiring a 15% reduc-tion from 1990 volatile organic compound (VOC) emissions from industrial sources. There are currently no demonstrated technologies for control of VOC emissions from coal-fired boilers. Consequently, compliance with the regula-tion could require limits on generation at the Mill Creek and Cane Run plants, unless the APCD adopts a provision for compliance through utilization of banked emission allowances. LG&E is currently participating in negotiations between the APCD and industry groups in an effort to obtain an exemption from the VOC reduction requirements.

Roanoke Valley I. As discussed in Item 3, Legal Proceedings of the Company's 1994 Form 10-K, Note 13 of the Notes to Financial Statements under Item 8 of the Company's 1994 Form 10-K, Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1995, Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended June 30, 1995, and Note 8 of Notes to Financial Statements under Part I, Item 1, of this filing, Westmoreland-LG&E Partners, the partnership that owns the Roanoke Valley I and II facilities (WLP), filed a complaint against Virginia Electric and Power Company (Virginia Power) seeking the recovery of $5.7 million in capacity payments withheld by Virginia Power during portions of 1994. Under a power purchase agreement (PPA), WLP is entitled to receive capacity payments from Virginia Power based on availability. From May 1994 through October 1995, Virginia Power withheld approximately $7.9 million of these capacity payments during periods of forced outages. To date the Company has not realized any income on its 50% portion of the capacity payments being withheld. The parties are currently conducting discovery. The trial is set for the week of March 23, 1996.

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


LG&E ENERGY CORP.
Registrant


Date:  November 10, 1995              /s/ Charles A. Markel
                                      Charles A. Markel
                                      Corporate Vice President, Finance
                                      and Treasurer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)