Form 10-K405
period 1995-12-31
LG&E ENERGY CORP
filed 1996-03-27
CIK 861388

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-K

(Mark One)
/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                          OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the fiscal year ended DECEMBER 31, 1995
                                               -----------------

                           Commission file number 1 - 10568

                                  LG&E ENERGY CORP.
                                  -----------------
                (Exact name of registrant as specified in its charter)

               Kentucky                              61  -  1174555
               --------                              --------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         220 West Main Street                             40232
            P.O. Box 32030                                -----
            Louisville, KY                             (Zip Code)
            --------------
 Address of principal executive offices)


                                    (502) 627-2000
                                    --------------
                           (Registrant's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of February 29, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,421,815,597 and the number of outstanding shares of the registrant's common stock, without par value, was 33,124,377.

                         DOCUMENTS INCORPORATED BY REFERENCE

The Company's proxy statement filed with the Commission on March 13, 1996, is incorporated by reference into Part III of this Form 10-K.

                                  TABLE OF CONTENTS

                                        PART I

Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . .       1
         Overview of Operations. . . . . . . . . . . . . . . . . . . .       1
         Louisville Gas and Electric Company
            General. . . . . . . . . . . . . . . . . . . . . . . . . .       3
            Electric Operations. . . . . . . . . . . . . . . . . . . .       5
            Gas Operations . . . . . . . . . . . . . . . . . . . . . .       6
            Regulation and Rates . . . . . . . . . . . . . . . . . . .       7
            Construction Program and Financing . . . . . . . . . . . .       8
            Coal Supply. . . . . . . . . . . . . . . . . . . . . . . .       9
            Gas Supply . . . . . . . . . . . . . . . . . . . . . . . .      10
            Environmental Matters. . . . . . . . . . . . . . . . . . .      11
         LG&E Energy Systems Inc . . . . . . . . . . . . . . . . . . .      11
         LG&E Gas Systems Inc. . . . . . . . . . . . . . . . . . . . .      14
         Labor Relations . . . . . . . . . . . . . . . . . . . . . . .      17
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . .      17
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . .      18
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .      20
Item  4. Submission of Matters to a Vote of Security Holders . . . . .      21
Executive Officers of the Company. . . . . . . . . . . . . . . . . . .      22

                                       PART II

Item  5. Market for the Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . .      23
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . .      24
Item  7. Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . . . . . . .      25
Item  8. Financial Statements and Supplementary Data . . . . . . . . .      37
Item  9. Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure . . . . . . . . . . . . . . . . .      68

                                       PART III

Item 10. Directors and Executive Officers of the Registrant (a). . . .      69
Item 11. Executive Compensation (a). . . . . . . . . . . . . . . . . .      69
Item 12. Security Ownership of Certain Beneficial Owners
            and Management (a) . . . . . . . . . . . . . . . . . . . .      69
Item 13. Certain Relationships and Related Transactions (a). . . . . .      69

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K. . . . . . . . . . . . . . . . . .      69
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      82
Exhibit 21 - Subsidiaries of the Registrant. . . . . . . . . . . . . .      83
Exhibit 23 - Consent of Independent Public Accountants . . . . . . . .      84

(a) Incorporated by reference.

                                       Part I.

Item 1.  Business.

                                OVERVIEW OF OPERATIONS

LG&E Energy Corp. (the Company), incorporated November 14, 1989, is a diversified energy-services holding company with three direct subsidiaries:
Louisville Gas and Electric Company (LG&E), LG&E Energy Systems Inc. (Energy Systems) and LG&E Gas Systems Inc. (Gas Systems).

LG&E is a regulated public utility that supplies natural gas to approximately 272,000 customers and electricity to approximately 346,000 customers in Louisville and adjacent areas in Kentucky. LG&E's service area covers approximately 700 square miles in 17 counties and has an estimated population of 800,000. Included in this area is the Fort Knox Military Reservation, to which LG&E transports gas and provides electric service, but which maintains its own distribution systems. LG&E also provides gas service in limited additional areas. LG&E's coal-fired electric generating plants, which are all equipped with systems to remove sulfur dioxide, produce most of LG&E's electricity; the remainder is generated by a hydroelectric power plant and combustion turbines. Underground natural gas storage fields help LG&E provide economical and reliable gas service to customers. During 1995, the Company's financial condition and results of operation depended to a large degree on the financial condition and results of operations of LG&E.

In 1991, the Company began to explore business opportunities consistent with its strategy to expand its energy services platform, including cogeneration and independent power production and fuel-related businesses such as gathering, storing, transporting and marketing natural gas. LG&E Energy Systems Inc. was formed in 1991 as the first of two subsidiaries intended to hold the Company's investments in non-utility businesses and to separate these investments from the regulated utility. The second, LG&E Gas Systems Inc., was formed in 1995.

Consistent with the Company's expansion strategy, Energy Systems purchased Hadson Power Systems, Incorporated, of Irvine, California, from Hadson Corporation in December 1991. Following the acquisition, Hadson Power Systems was renamed LG&E Power Systems Inc. and has been subsequently renamed LG&E Power Inc. (LPI). LPI develops, designs, owns, operates, and maintains power generation facilities that sell energy to local industries and utilities.

In 1992, Energy Systems acquired a 36.5% interest in Natural Gas Clearinghouse
(NGC), and in January 1994, it sold that interest. See Note 6 of Notes to Financial Statements under Item 8 for a further discussion of the sale of NGC.

In 1994, LG&E Power Marketing Inc. (LPM), an indirect wholly-owned subsidiary of LPI, was formed to market power throughout the United States. LPM was among the first utility-affiliated marketers in the country to secure FERC approval to sell power at market-based rates and engage in wholesale power marketing activities.

In November 1994, the Company announced that one of its subsidiaries, LG&E International Inc. (LII), a wholly-owned subsidiary of Energy Systems, had formed a joint venture to build and operate a natural gas-fired power plant in north central Argentina. The plant was completed in 1995 and began commercial operation in early 1996. The Company intends to continue to pursue international development opportunities that have an acceptable level of risk and a reasonable rate of return.

In May 1995, Gas Systems acquired all of the outstanding common stock of Hadson Corporation, now known as LG&E Natural Inc. (LG&E Natural), a company engaged in the marketing, gathering, processing, storage and transportation of natural gas.

Effective December 15, 1995, the Company modified its organizational structure. The changes are designed to facilitate decision making, improve response to customers and better align operating units with the changing competitive marketplace. Four operating divisions were established:

     Distribution Services Division - which includes the distribution resources of Louisville Gas and Electric Company (LG&E), is responsible for expanding and developing the distribution businesses and investing in enhanced service offerings behind the customer's meter.

     Gas Marketing Division - primarily consists of the operations of LG&E Natural, which markets gas throughout the United States and Canada.

     Power Marketing Division - which includes LG&E Power Marketing Inc. (LPM), and is responsible for project development and the marketing and sale of wholesale power throughout the United States.

     Power Generation Division - which includes the generation resources of LG&E, LG&E Power Inc. (LPI), and LG&E International Inc. (LII), has responsibility for all utility and non-utility power plant operations, asset management and development functions both domestically and internationally.

In addition, LPI has reduced its capability to construct power generation facilities consistent with the trend of lower construction activity within the independent power industry. LPI expects its development and power marketing activities to be the major source of revenue in the future.

The realignment does not affect the Company's legal structure, regulation of LG&E by the Public Service Commission of Kentucky (Kentucky Commission or Commission) or the Company's status as an exempt holding company.

The Company has taken many steps to prepare for the expected increase in competition in its regulated and non-regulated energy services businesses, including a reduction in the number of employees; aggressive cost cutting; a write-off of previously deferred expenses; an increase in focus on commercial and industrial customers; an increase in employee involvement and training; a major realignment and formation of new business units; and a modification of its organization structure. With these steps, the Company is preparing for increased competition in both the regulated and non-regulated energy services industries.

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

                         LOUISVILLE GAS AND ELECTRIC COMPANY

General

LG&E's Trimble County Unit 1 (Trimble County or the Unit), a 495-megawatt, coal-fired electric generating unit, which LG&E began constructing in 1979, was placed in commercial operation on December 23, 1990. The Unit had been subject to numerous reviews by the Kentucky Commission. On December 8, 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that in effect, resolves all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County costs from customer rates. LG&E has sold a 25% ownership interest in the Unit. For a more detailed discussion of the proceedings relating to Trimble County and the sale of 25% of the Unit, see Electric Operations and Notes 17 and 18 of Notes to Financial Statements under Item 8.

The Clean Air Act Amendments of 1990 (the Act) impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing construction program, LG&E has spent $22 million to date and anticipates incurring capital expenditures of approximately $8 million in 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on LG&E is expected to be minimal. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities. For a more detailed discussion of the Clean Air Act and other environmental issues, see Environmental Matters under this Item, Item 3, Item 7, and Note 16 of the Notes to Financial Statements under Item 8.

The Energy Policy Act of 1992 is designed to give utilities a wider choice of sources for their electrical supply than previously available, while creating generating supply options that did not exist under the old law. In passing this legislation, Congress also anticipated that greater competition among electric supply options should result in lower consumer rates.

Pursuant to the Energy Policy Act, the Federal Energy Regulatory Commission
(FERC) earlier this year issued a Notice of Proposed Rulemaking on Open Access Non-discriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collectively, the Mega-NOPR). The Mega-NOPR is intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to offer open access to their transmission systems. LG&E is supportive of proposals to increase competition at all levels of the electric power market and intends to pursue opportunities created by a more competitive market.

To prepare for these opportunities, the Company modified its organizational structure and took other steps as described on pages two and three effective December 15, 1995. The realignment does not affect the regulation of LG&E by the Commission.

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

During the last quarter of 1995, LG&E negotiated a five-year transportation agreement with Tennessee Gas Pipeline Company (Tennessee) to become LG&E's second natural gas pipeline transporter. The agreement with Tennessee becomes effective November 1, 1996. For many years, Texas Gas Transmission Corporation (Texas Gas) has been the sole provider of gas transport services to LG&E. For further discussion, see Gas Supply.

On July 31, 1995, Vantage Consulting, Inc. released its report on the Kentucky Commission's management audit of LG&E. This comprehensive audit, which began in September 1994, included more than 300 interviews and over 875 requests for information. This was the second management audit of LG&E mandated by the Kentucky Commission, the first being completed in 1986. The overall audit findings were very favorable and recognized that LG&E has become an innovative industry leader that has implemented many performance improvements to lower costs, improve efficiency, prepare for increased competition, and increase its focus on customer satisfaction. For further discussion, see Regulation and Rates.

For the year ended December 31, 1995, 75% of LG&E's total operating revenues was derived from electric operations and 25% from gas operations. Electric and gas operating revenues and the percentages by classes of service on a combined basis for this period were as follows:



                                                       (Thousands of $)
                                         Electric             Gas      Combined     % Combined
                                         --------             ---      --------     ----------
    Residential                          $201,357        $107,762      $309,119             44%
    Commercial                            160,571          38,161       198,732             29
    Industrial                            110,800          17,430       128,230             18
    Public authorities                     53,861           8,679        62,540              9
                                         --------        --------      --------            ---
    Total service revenues                526,589         172,032       698,621            100%
                                                                                           ---
                                                                                           ---
    Refund - Trimble County settlement    (28,300)(a)           -       (28,300)
                                         --------        --------      --------
       Total - ultimate consumers         498,289         172,032       670,321
    Sales for resale                       37,471               -        37,471
    Gas transported - net                       -           7,821         7,821
    Miscellaneous                           7,026           1,273         8,299
                                         --------        --------      --------
       Total                             $542,786        $181,126      $723,912
                                         --------        --------      --------
                                         --------        --------      --------

    (a)See Note 17 of Notes to Financial Statements under Item 8.


See Note 19 of Notes to Financial Statements under Item 8 for financial information concerning segments of business for the three years ended December 31, 1995.

Electric Operations

The sources of LG&E's electric operating revenues and the volumes of sales for the three years ended December 31, 1995, were as follows:



                                                 1995          1994         1993
                                                 ----          ----         ----
          ELECTRIC OPERATING REVENUES
          (Thousands of $):
          Residential                        $201,357      $194,145     $195,273
          Small commercial and industrial      73,074        70,916       70,106
          Large commercial                     87,497        84,931       84,231
          Large industrial                    110,800       108,004      104,506
          Public authorities                   53,861        53,191       52,183
          Refund - Trimble County settlement  (28,300)           --           --
                                            ----------     --------     --------
             Total - ultimate consumers       498,289       511,187      506,299
          Sales for resale                     37,471        42,720       60,060
          Miscellaneous                         7,026         5,420        5,268
                                            ----------     --------     --------
             Total                           $542,786      $559,327     $571,627
                                            ----------     --------     --------
                                            ----------     --------     --------

          ELECTRIC SALES (Thousands of kwh):
          Residential                        3,415,225    3,204,330    3,230,463
          Small commercial and industrial    1,112,130    1,073,152    1,056,977
          Large commercial                   1,802,035    1,729,668    1,696,686
          Large industrial                   3,023,543    2,874,411    2,736,269
          Public authorities                 1,113,063    1,085,741    1,053,928
                                            ----------    ---------   ----------
             Total-ultimate consumers       10,465,996    9,967,302    9,774,323
          Sales for resale                   2,000,607    2,315,311    3,346,107
                                            -----------  ----------   ----------
             Total                          12,466,603   12,282,613   13,120,430
                                            -----------  ----------   ----------
                                            -----------  ----------   ----------


At December 31, 1995, LG&E had 346,099 electric customers.

LG&E uses efficient coal-fired boilers that are fully equipped with sulfur dioxide removal systems to generate electricity. LG&E's system-wide emission rate for sulfur dioxide in 1995 was approximately .85 lbs./MMBtu of heat input, which is significantly below the Phase II limit of 1.2 lbs./MMBtu established by the Clean Air Act Amendments for the year 2000.

On Thursday, August 17, 1995, LG&E set a record local peak load of 2,357 Mw, when the temperature at the time of peak reached 94 degrees Fahrenheit (average for the day was 86 degrees Fahrenheit). The 1994 maximum local peak load of 2,219 Mw occurred on Wednesday, June 15, when the temperature at time of peak was 95 degrees Fahrenheit (average for the day was 85 degrees Fahrenheit). The record system peak of 3,223 Mw (which included purchases from and short-term sales to other electric utilities) occurred on Thursday, May 30, 1991.

LG&E's current reserve margin is 16%. At February 29, 1996, LG&E owned steam and combustion turbine generating facilities with a capacity of 2,512 Mw and an 80 Mw hydroelectric facility on the Ohio River. See Item 2, Properties.

LG&E is a participating owner with 14 other electric utilities of Ohio Valley Electric Corporation whose primary customer is the Portsmouth Area uranium-enrichment complex of the U.S. Department of Energy at Piketon, Ohio. LG&E has direct interconnections with 11 utility companies in the area and has agreements with each interconnected utility for the purchase and sale of capacity and energy. LG&E also has agreements with an increasing number of entities throughout the United States for the purchase and/or sale of capacity and energy and for the utilization of their bulk transmission system.

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

Electric and magnetic fields (sometimes referred to as EMF) surround electric wires or conductors of electricity such as electrical tools, household wiring and appliances, and high voltage electric transmission lines such as those owned by LG&E. Certain studies have suggested a possible association between electric and magnetic fields and adverse health effects. The Electric Power Research Institute, of which LG&E is a participating member, has expended approximately $83 million since 1987 in its investigation and research with regard to possible health effects posed by exposure to electric and magnetic fields.

Gas Operations

The sources of LG&E's gas operating revenues and the volumes of sales for the three years ended December 31, 1995, were as follows:


                                                  1995       1994        1993
                                                  ----       ----        ----
     GAS OPERATING REVENUES
     (Thousands of $):
     Residential                              $107,762   $110,553    $112,508
     Commercial                                 38,161     40,474      43,568
     Industrial                                 17,430     27,956      28,310
     Public authorities                          8,679     12,930      13,846
                                               -------    -------     -------
        Total-ultimate consumers               172,032    191,913     198,232
     Gas transported-net                         7,821      6,759       5,147
     Miscellaneous                               1,273      1,457       1,536
                                               -------    -------     -------
        Total                                 $181,126   $200,129    $204,915
                                               -------    -------     -------
                                               -------    -------     -------

     GAS SALES (Millions of cu. ft.):
     Residential                                24,242     22,935      24,330
     Commercial                                  9,885      9,450      10,308
     Industrial                                  5,188      7,505       7,817
     Public authorities                          2,423      3,268       3,515
                                                ------     ------     -------
        Total-ultimate consumers                41,738     43,158      45,970
     Gas transported                            12,241      6,854       5,249
                                                ------    -------     -------
        Total                                   53,979     50,012      51,219
                                                ------    -------     -------
                                                ------    -------     -------


At December 31, 1995, LG&E had 272,135 gas customers.

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

The all-time maximum day gas sendout of 545,000 Mcf occurred on Sunday, January 20, 1985, when the average temperature for the day was -11 degrees Fahrenheit. During 1995, the maximum day gas sendout was 454,000 Mcf, occurring on December 9, when the average temperature for the day was 9 degrees Fahrenheit. Supply on that day consisted of 208,000 Mcf from purchases, 199,000 Mcf delivered from underground storage, and 47,000 Mcf transported for industrial customers. For further discussion, see Gas Supply.

Under FERC Order No. 636, pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including LG&E. During 1995, LG&E paid and began recovering from its customers approximately $4.8 million in transition costs under Order No. 636. It is estimated that about $1.4 million in additional transition costs will be incurred by LG&E during 1996 and about $1.3 million in 1997, and these costs are also expected to be recovered from customers. See Note 16 of Notes to Financial Statements under Item 8 for further discussion of FERC Order No. 636.

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

For a discussion of current regulatory matters, see Rates and Regulation under
Item 7 and Notes 3 and 17 of Notes to Financial Statements under Item 8.

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

On December 8, 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that, in effect, resolves all the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. See Note 17 of Notes to Financial Statements under Item 8 for further discussion of this matter.

On July 31, 1995, Vantage Consulting, Inc. released its report on the Kentucky Commission's management audit of LG&E. This comprehensive audit, which began in September 1994, included more than 300 interviews and over 875 requests for information. This was the second management audit of LG&E mandated by the Kentucky Commission, the first being completed in 1986.

The overall audit findings were very favorable and recognized that LG&E has become an innovative industry leader that has implemented many performance improvements to lower costs, improve efficiency, prepare for increased competition, and increase its focus on customer satisfaction. The audit report identified additional improvement opportunities and contained a series of recommendations which should assist LG&E with its future plans. It is estimated that implementation of the audit recommendations could provide LG&E with as much as $11 million in annual gross savings. However, incremental costs will be incurred to achieve the full benefits of the recommendations and the ultimate savings will be realized over the long-term.

On October 7, 1994, LG&E filed an application with the Kentucky Commission in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal. On April 6, 1995, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995 and will increase revenues by an estimated $5.7 million in 1996. LG&E, the Kentucky Attorney General, and the Kentucky Industrial Utility Customers have filed appeals on certain issues included in the April 6 order. See Rates and Regulation under Item 7 for a further discussion of the surcharge.

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

As part of the corporate reorganization whereby LG&E became the subsidiary of the Company, LG&E obtained the approval of the Kentucky Commission. The order of the Kentucky Commission authorizing LG&E to reorganize into a holding company structure contains certain provisions, which, among other things, ensure the Kentucky Commission access to books and records of the Company and its affiliates which relate to transactions with LG&E; require the Company and its subsidiaries to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by LG&E's customers; and preclude LG&E from guaranteeing any obligations of the Company without prior written consent from the Kentucky Commission. In addition, such order provides that LG&E's Board of Directors has the responsibility to use its dividend policy consistent with preserving the financial strength of LG&E and that the Kentucky Commission, through its authority over LG&E's capital structure, can protect LG&E's ratepayers from the financial effects resulting from non-utility activities.

Construction Program and Financing

LG&E's construction program is designed to assure that there will be adequate capacity and reliability to meet the electric and gas needs of its service area. These needs are continually being reassessed and appropriate revisions are made, when necessary, in construction schedules. LG&E's estimates of its construction expenditures can vary substantially due to numerous items beyond LG&E's control, such as changes in rates, economic conditions, construction costs, and new environmental or other governmental laws and regulations.

During the five years ended December 31, 1995, gross property additions amounted to $476 million. Internally generated funds for the five year period were sufficient to provide for all of these gross additions. The gross additions during this period amounted to approximately 18% of total utility plant at December 31, 1995, and consisted of $356 million for electric properties and $120 million for gas properties. Gross retirements during the same period were $82 million, consisting of $67 million for electric properties and $15 million for gas properties.

For a further discussion of construction expenditures and financing, see Liquidity and Capital Resources under Item 7.

Coal Supply

Over 90% of LG&E's present electric generating capacity is coal-fired, the remainder being made up of a hydroelectric plant and combustion turbine peaking units fueled by natural gas and oil. Coal will be the predominant fuel used by LG&E in the foreseeable future, with natural gas and oil being used for peaking capacity and flame stabilization in coal-fired boilers or in emergencies. LG&E has no nuclear generating units and has no plans to build any in the foreseeable future.

In January 1996, LG&E bought out the last year of its three year contract with Andalex Resources, Inc. at a cost of $3.5 million. LG&E has filed an application with the Kentucky Commission to recover the cost of the buyout through the fuel adjustment clause. As a result of the buyout of the coal contract, LG&E's customers will realize a net savings in excess of $1 million.

LG&E has entered into coal supply agreements with various suppliers for coal deliveries for 1996 and beyond. LG&E normally augments its coal supply agreements with spot market purchases which, during 1995, were about 10% of total purchases. LG&E has a coal inventory policy, which is in compliance with the Kentucky Commission's directives and which LG&E believes provides adequate protection under most contingencies. LG&E had on hand at December 31, 1995, a coal inventory of approximately 600,000 tons, or a 35 day supply.

LG&E expects, for the foreseeable future, to continue purchasing most of its coal from western Kentucky and southwest Indiana, which has a sulfur content in the 2%-4.5% range. The abundant supply of this relatively low priced coal, combined with present and future desulfurization technologies, is expected to enable LG&E to continue to provide adequate electric service in a manner acceptable under existing environmental laws and regulations.

Coal for LG&E's Mill Creek plant is delivered by rail and barge. Deliveries to the Cane Run and Trimble County plants are by rail and barge, respectively.

The average delivered cost of coal purchased by LG&E, per ton and per million Btu, for the periods shown were as follows:


                                                  1995       1994        1993
                                                  ----       ----        ----
Per ton                                         $23.68     $25.27      $26.58
Per million Btu                                   1.04       1.10        1.14



This downward trend in the delivered cost of coal is expected to continue through 1996.

Gas Supply

Prior to the implementation of FERC Order No. 636, LG&E had purchased natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas Gas). LG&E now purchases only transportation services from Texas Gas and purchases natural gas from many other sources under contracts for varying periods of time. See Management's Discussion and Analysis, Future Outlook, under Item 7.

Under Order No. 636, pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including LG&E.
The Commission issued an order, based on proceedings that were held to investigate the impact of Order No. 636 on utilities and ratepayers in Kentucky, providing that transition costs assessed on utilities by the pipelines, which are clearly identifiable as being related to the cost of the commodity itself, are appropriate to be recovered from customers through the gas supply clause. During 1995, LG&E paid Texas Gas and began recovering from its customers approximately $4.8 million in transition costs. It is estimated that about $1.4 million in additional transition costs will be incurred by LG&E during 1996 and about $1.3 million in 1997, and these costs are also expected to be recovered from customers. These transition costs are billed by Texas Gas pursuant to orders issued by FERC in transition cost regulatory proceedings in which LG&E is a party. Pursuant to these FERC orders, no additional transition costs are expected to be billed after 1997.

During 1995, LG&E participated in several regulatory proceedings at FERC. These proceedings resolved, subject to final FERC approval, issues in Texas Gas' rate case as well as transition cost issues from the implementation of Order No. 636 by Texas Gas. LG&E does not expect significant regulatory initiatives by Texas Gas at FERC during 1996.

LG&E transports on the Texas Gas System under No-Notice Service (NNS) and Firm Transportation (FT) rates. In 1995, LG&E made two important modifications to its transportation agreements with Texas Gas. During the winter months, LG&E has 184,900 MMBtu (180,390 mcf) per day in NNS. During 1995, LG&E's summer NNS level was reduced from 135,000 MMBtu (131,708 Mcf) per day to 111,000 MMBtu (108,293 Mcf), and 24,000 MMBtu (23,415 Mcf) per day was converted to FT service. Each of these NNS and FT agreements with Texas Gas expire in equal portions in 1998, 2000, and 2001. Each agreement includes a unilateral five year roll-over provision exercisable at LG&E's option.

LG&E also has a transportation agreement with Texas Gas which provides for 30,000 MMBtu (29,268 Mcf) per day in FT service throughout the year. The primary term of this FT agreement expired October 31, 1995, subject to a year-to-year termination by either party. During 1995, LG&E provided the required one year prior written notice to terminate this FT agreement effective November 1, 1996.

During the last quarter of 1995, LG&E negotiated a five-year transportation agreement with Tennessee Gas Pipeline Company (Tennessee) for 30,000 MMBtu (29,268 Mcf) per day in Firm Transportation service under Tennessee's Rate FT-A. This agreement with Tennessee becomes effective November 1, 1996. For many years, Texas Gas had been the sole provider of gas transport services to LG&E.

LG&E also has a portfolio of supply arrangements with various suppliers in order to meet its firm sales obligations. These gas supply arrangements include pricing provisions which are market-responsive. These firm supplies, in tandem with pipeline transportation services, provide the reliability and flexibility necessary to serve LG&E's customers.

LG&E operates five underground gas storage fields with a current working gas capacity of 14.6 million Mcf. Gas is purchased and injected into storage during the summer season and is then withdrawn to supplement pipeline supplies to meet the gas-system load requirements during the winter heating season.

The estimated maximum deliverability from storage during the early part of the 1994-1995 heating season was approximately 373,000 Mcf per day. Deliverability decreases during the latter portion of the heating season as the storage inventory is reduced by seasonal withdrawals.

The average cost per Mcf of natural gas purchased by LG&E was $2.62 in 1995, $2.78 in 1994, and $2.91 in 1993.

Environmental Matters

Protection of the environment is a major priority for LG&E. LG&E engages in a variety of activities within the jurisdiction of federal, state, and local regulatory agencies. Those agencies have issued LG&E permits for various activities subject to air quality, water quality, and waste management laws and regulations. For the five year period ending with 1995, expenditures for pollution control facilities represented $90 million or 19% of total construction expenditures. The cost of operating and maintaining scrubber-related facilities amounted to $21 million in 1995 and $22 million in 1994. LG&E's anticipated capital expenditures for 1996 to comply with environmental laws are approximately $8 million. See Note 16 of Notes to Financial Statements under Item 8 for a discussion of specific environmental proceedings affecting LG&E.

                               LG&E ENERGY SYSTEMS INC.

LG&E Energy Systems Inc. (Energy Systems) was formed in 1991 as the first of two subsidiaries intended to hold the Company's investments in non-utility businesses. In December 1991, Energy Systems purchased Hadson Power Systems, Incorporated, which was renamed at the time of purchase to LG&E Power Systems Inc, and subsequently renamed LG&E Power Inc. (together with its subsidiaries, "LPI"). In 1992, Energy Systems acquired a 36.5% interest in Natural Gas Clearinghouse (NGC). In January 1994, the Company completed the sale of its equity interest in NGC to NOVA Corporation of Alberta, Canada. See Note 6 of Notes to Financial Statements under Item 8.

LPI develops, owns, operates, and maintains power generation facilities that sell electric and steam energy to industrial and utility customers. LPI, through its predecessor, has been in the independent power business since 1982 and has approximately 275 employees. It currently has ownership interests in projects capable of generating over 700 megawatts of electric power capacity in North Carolina, Virginia, New York, California, Minnesota, Texas and abroad. In November 1994, the Company announced that LG&E International Inc. (LII), a wholly-owned subsidiary of Energy Systems, had formed a joint venture to build and operate a natural-gas-fired power plant in north central Argentina. The plant was completed in 1995 and began commercial operation in early 1996. The other partners in the project are Sideco Americana, S.A., an Argentine engineering and construction company, and Charter Oak Energy, Inc., a non-utility subsidiary of Northeast Utilities. In 1995, LII also invested $4.5 million into a partnership that acquired a 44% interest in a 30 Mw wind facility in Tarifa, Spain. The partners in the project include Kenetech International, Ltd. and other local Spanish companies. The Company intends to continue to pursue international development opportunities that have an acceptable level of risk and a reasonable rate of return.

Except for its investments in wind power and its Roanoke Valley I facility (ROVA
I) (see Item 2, Properties), each of the projects LPI has in operation within the United States is a qualifying cogeneration facility (QF) under the Public Utility Regulatory Policy Act of 1978 (PURPA). See Item 3 and Note 16 of Notes to Financial Statements under Item 8 for a discussion of certain issues regarding past operations at certain of these facilities. Certain partnerships, in which LPI has an ownership interest, are operating wind power facilities which are qualifying small power production facilities under PURPA. In addition, LPI has obtained exempt wholesale generator (EWG) status for the entities which own the ROVA I and Roanoke Valley II (ROVA II) projects in North Carolina, the Rensselaer facility in Rensselaer, New York, and the Southampton, Altavista and Hopewell projects in Virginia. Except for ROVA I, these projects continue to maintain QF status under PURPA.

Generally, QF status exempts projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organization regulation of electric utilities. EWGs also are exempt from application of the Holding Company Act and many provisions of the Federal Power Act, but once such an entity files its electric generation rates with FERC, it becomes a jurisdictional public utility under the Federal Power Act. As such a "public utility," an EWG's rates and some of its corporate activities are subject to FERC regulation. EWGs also are subject to non-rate regulation under state laws governing electric utilities. While QF or EWG status entitles LPI's projects to certain regulatory exceptions and benefits under PURPA and the Holding Company Act, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing and pollution abatement.

Effective December 15, 1995, the Company modified its organizational structure as described on pages two and three. The changes are designed to facilitate decision making, improve response to customers and better align operating units with the changing competitive marketplace.

As part of the realignment, LPI has reduced its capability to construct power generation facilities consistent with the trend of lower construction activity within the independent power industry. LPI expects its development and power marketing activities to be the major source of revenue in the future.

The realignment does not affect the Company's legal structure, regulation of LG&E by the Commission or the Company's status as an exempt holding company.

Wholesale power will continue to be marketed and brokered under the new structure by LPM, a wholly-owned subsidiary of LPI. LPM was among the first utility-affiliated marketers in the country to secure FERC approval to sell power at market-based rates and engage in wholesale power marketing activities. During 1995, its first full year of operations, LPM sold or brokered 1.8 million megawatt-hours of power in 30 states. This volume of activity placed LPM among the five largest marketers of wholesale energy in 1995 and the largest seller affiliated with a regulated electric utility. LPM is predicting that the market for electric energy will expand and its revenues will increase in future years.

In connection with the financing of various power projects, Energy Systems and LPI provide equity funding commitments and guarantee the construction and performance of the projects. Ascertainable equity funding commitments were immaterial at December 31, 1995. Such commitments were $27 million at December 31, 1994. Contingent construction and project performance guarantees totaled approximately $12.3 million and $64.5 million at December 31, 1995, and 1994, respectively.

Energy Systems has provided letters of credit and various other guarantees to third parties which totaled approximately $33.7 million and $39.2 million as of December 31, 1995 and 1994, respectively.

Westmoreland Energy, Inc. (WEI) is a partner along with LPI in six cogeneration projects. Under an agreement signed on April 15, 1993, Energy Systems guaranteed (in exchange for fees and other consideration) the equity funding commitment of WEI in connection with the Roanoke Valley I, Roanoke Valley II and Rensselaer projects. In connection with that guarantee, WEI agreed to reimburse Energy Systems in the event it were ever required to perform thereunder, and WEI pledged certain of its assets to Energy Systems to secure that reimbursement obligation. Equity commitments for these projects were funded in late 1994 and 1995. There are no outstanding commitments resulting from Energy Systems' guarantee commitment, and the parties have agreed to terminate the WEI reimbursement obligation and related security interests.

The preceding equity funding and performance guarantees are subject to Support Agreements as more fully described in Note 15 of Notes to Financial Statements under Item 8.

The Southampton plant, a 63 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company (Virginia Power) as a qualifying facility under the Public Utility Regulatory Policies Act (PURPA). The plant began commercial operation in 1992. On July 7, 1994, FERC denied the request of LG&E-Westmoreland Southampton (the Partnership) for a waiver of certain QF requirements and directed the Partnership to show cause as to why it should not be required to file new cost-based rates for its 1992 electric sales to Virginia Power.

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

In late August 1994, Virginia Power filed a motion for leave to respond to the Partnership's request for rehearing, and response to request for rehearing, and a response to the Partnership's show cause order. In September 1994, the Partnership filed with FERC its answer to Virginia Power's motion and response. Also in September 1994, FERC granted itself an extension of time to act on the Partnership's request for rehearing, tolling the 30-day period in which FERC was to have acted on the Partnership's rehearing request. The parties have fully briefed and submitted to FERC their respective motions with respect to the request for rehearing and are awaiting FERC's decision. As FERC had not acted on the Partnership's request for rehearing, in December 1995, the Partnership filed with FERC a motion to request a settlement conference. Virginia Power subsequently filed a response in which it did not object to the proposed settlement conference. The parties are awaiting FERC action, but expect a settlement proceeding to be initiated in the first half of 1996.

The Company believes that FERC will grant the Partnership the relief that it is seeking and, accordingly, the ultimate resolution of the matter is not expected to have a material adverse effect on its consolidated results of operations or its financial condition. However, in light of FERC's July 7, 1994 order, and the arguable lateness of the filing of the request for rehearing one day out of time, the Company cannot predict what action FERC ultimately will take. Possible consequences from an adverse decision include refunds, third party lawsuits, and potential regulatory and other problems under PUHCA, Virginia utility law and the Federal Power Act, the scope and amount of which cannot be determined at this time.

The Company owns a 50% interest in Westmoreland-LG&E Partners (WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through December 1995, Virginia Power withheld approximately $8.5 million of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power breached the PPA in withholding such payments. In June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss WLP's complaint. In early March 1996, Virginia Power filed a motion for summary judgment, and on March 22, 1996, the court granted Virginia Power's motion as to all counts. The Company plans to appeal the court's ruling.

In the Company's opinion, WLP is entitled to recover the capacity payments withheld by Virginia Power and should prevail in this matter ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 23 years of the PPA. However, the Company is unable to predict the outcome of this proceeding, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP.

The Company has been informed through public filings that Niagara Mohawk Power Corporation (NIMO) (which is the purchasing utility for the Company's Rensselaer cogeneration facility) has indicated that, absent significant relief from its power purchase arrangements with independent power producers (including qualifying cogenerators), it may be forced either to file voluntary bankruptcy or attempt to condemn and purchase the cogeneration facilities through eminent domain. The Company intends to oppose any efforts by NIMO to nullify its contract for the Rensselaer project.

                                LG&E GAS SYSTEMS INC.

LG&E Gas Systems Inc. (Gas Systems) was formed in 1995 as the second of two subsidiaries intended to hold the Company's investments in non-utility businesses. In May 1995, Gas Systems acquired all of the outstanding common stock of Hadson Corporation, now known as LG&E Natural Inc. (LG&E Natural), a company primarily involved in the marketing, gathering, processing, storage and transportation of natural gas.

LG&E Natural's business is seasonal and affected by weather patterns in the market areas it serves. West Coast, Southwest and Southeast markets typically have higher demand for LG&E Natural's products in the summer months, while the Northeast and Midwest market demand is generally greater in the winter.

As part of the natural gas marketing services it offers customers, LG&E Natural aggregates supplies of natural gas from gas producers and processors, contracts for transportation services on both interstate and intrastate pipelines, and provides a variety of re-bundled services to end users and local distribution companies. The Company believes that the growth of LG&E Natural's gas marketing business depends primarily upon its ability to provide quality services in response to evolving customer needs and market conditions.

The volume of gas transported and marketed by LG&E Natural has increased from an average of approximately 600 million cubic feet per day in May 1995, when LG&E Natural was acquired, to approximately 2.1 billion cubic feet per day by the end of 1995. As of December 31, 1995, LG&E

Natural had approximately 891 direct gas sales contracts with industrial firms, local gas distribution companies, electric utilities, large commercial entities and institutions such as hospitals, military bases and universities. LG&E Natural maintains a diverse customer base in order to limit its reliance on any one industry or region. During 1995, no customer accounted for more than 10% of LG&E Natural's total gas sales. LG&E Natural competes with other gas marketers and producers primarily on the basis of market-responsive pricing and flexibility of deal structure, including the use of financial instruments, reliability of performance and customer service.

The majority of natural gas purchased and sold by LG&E Natural is generally under spot contracts of thirty days or less. LG&E Natural also has long-term sales and purchase arrangements with a variety of customers, with terms of one to five years.

LG&E Natural (through a wholly-owned subsidiary) and Santa Fe Energy Resources Inc. (Santa Fe) are parties to a Master Gas Purchase Contract (Gas Contract), which was entered into in December 1993. The Gas Contract provides for the dedication by Santa Fe to LG&E Natural of all of its domestic natural gas production from specified existing wells, which consist of essentially all of such entity's domestic natural gas production (except to the extent such production is dedicated under pre-existing contracts) and certain domestic development and exploration wells. Production of gas wells acquired by Santa Fe may, by mutual agreement, be dedicated under the Gas Contract. LG&E Natural is obligated to analyze and provide its recommendation regarding the method of gathering and transporting production from exploration wells, whether by Santa Fe, LG&E Natural or third parties.

LG&E Natural is required to release gas production dedicated under the Gas Contract under certain circumstances, including, if LG&E Natural's financial condition changes materially and adversely and LG&E Natural does not provide financial assurances (such as letters of credit) for the value of such gas acceptable to Santa Fe. To date, Santa Fe has not elected to request any such financial assurances. Pursuant to the Gas Contract, LG&E Natural is required to pay Santa Fe, for all production delivered, the fair market price for such gas. LG&E Natural is obligated to use its best efforts to receive gas from Santa Fe at delivery points so as to maximize the set price received by Santa Fe for such production.

The term of the Gas Contract runs until March 31, 2001. However, either LG&E Natural or Santa Fe has the right to terminate the contract upon a material breach of the contract or the occurrence of certain events. In addition, Santa Fe has the right to terminate the contract or suspend performance if (i) payments are overdue by more than three working days, or (ii) LG&E Natural fails to purchase specified percentages of available production from Santa Fe.

LG&E Natural's natural gas gathering and processing operations are concentrated in southeastern New Mexico, the Louisiana Gulf Coast and the Permian Basin of West Texas. Assets employed to conduct these operations include a 90-mile intrastate pipeline in southeastern New Mexico (the Llano pipeline), eleven separate gathering systems consisting of 1,253 miles of pipeline, five gas processing facilities (two of which are inactive), an underground gas storage facility with a current working capacity of approximately six billion cubic feet
(BCF) of gas, and two gas transmission systems located in Texas which total 76 miles. LG&E Natural owns 100% of six of the gathering systems, and it has ownership interests in the other five ranging from 11% to 50%.

The Llano pipeline, which has a design capacity of approximately 180,000 MCF of gas per day, is capable of delivering gas to four different interstate pipelines and directly to three end users, as well as receiving gas from three interstate pipelines. LG&E Natural, through its various subsidiaries, purchases gas from over 100 producers connected to the Llano pipeline and sells the gas directly to end-user customers or delivers the gas into one of the interstate pipelines for sale. LG&E Natural, through its various subsidiaries, also transports natural gas through the Llano pipeline for third parties and is paid a transportation fee for such services. From May 15, 1995, through December 31, 1995, an average of approximately 55,000 MCF of natural gas per day moved through the Llano pipeline.

The eleven gathering systems gathered approximately 104,000 MCF (net to LG&E Natural ownership interests) of natural gas per day during 1995. Connected to the Llano pipeline are two operating natural gas processing facilities capable of processing approximately 85,000 MMBtu of natural gas per day. These facilities extract natural gas liquids, including propane, ethane, butanes and natural gasoline, from the natural gas stream, at which point the mixed stream of liquids is sold. From May 15, 1995, through December 31, 1995, approximately 189,000 gallons per day of natural gas liquids were extracted and sold from these facilities.

Also connected to the Llano pipeline is a natural gas storage facility. This facility has current working capacity of approximately six BCF. LG&E Natural, through a subsidiary, offers this storage capacity to third parties on a fee basis. As of December 31, 1995, storage capacity of approximately 5.1 BCF was leased to other parties.

Through infusions of working capital and other financial support, the Company has enhanced LG&E Natural's ability to secure trade credit for natural gas purchases. This has enabled LG&E Natural to significantly increase levels of natural gas marketing and management expects this trend to continue in the foreseeable future.

Gas Systems has guaranteed letters of credit issued to third parties to secure certain off-balance sheet obligations (including contingent obligations) of LG&E Natural and its subsidiaries. The letters of credit securing such obligations totaled approximately $11 million at December 31, 1995. The lenders under the credit facilities for Gas Systems are entitled to the benefits of Support Agreements with LG&E Energy Corp. The Support Agreements state, in substance, that LG&E Energy Corp. will provide Gas Systems with the necessary funds and financial support to meet its obligations under the credit facilities.

LG&E Natural uses financial instruments in its natural gas marketing activities. These financial instruments are used to hedge price and geographic basis risk for its purchase and sales commitments and to enhance its overall portfolio of natural gas trading activities. See Note 4 of Notes to Financial Instruments under Item 8 for an overall discussion of these activities.

The production, transportation and certain sales of natural gas are subject to federal, state or local regulations which have a significant impact upon LG&E Natural's energy products and services business. Regulation at the federal level of domestically produced or transported natural gas is administered primarily by the FERC pursuant to the Natural Gas Act (NGA) and the Natural Gas Policy Act of 1978 (NGPA). Maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, previously were regulated pursuant to NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place. Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 terminated all NGA and NGPA regulation of "first sales" of domestic natural gas on January 1, 1993. The sale for resale of certain natural gas in interstate commerce is regulated, in part, pursuant to the NGA, which requires certificate and abandonment authority to initiate and terminate such sales. In addition, natural gas marketed by LG&E Natural is usually transported by interstate pipeline companies that are subject to the jurisdiction of the FERC. Similarly, some of the transportation and storage services provided by Llano are subject to FERC regulation under section 311 of the NGPA. These services are frequently sold to gas distribution companies that contract with interstate pipeline companies for transportation from the Llano facility to their respective service areas.
Section 311 permits intrastate pipelines under certain circumstances to sell gas to, transport gas for, or have gas transported by, interstate pipeline companies, and assign contract rights to purchase surplus gas from producers to interstate pipeline companies without being regulated as interstate pipelines under the NGA.

                                   LABOR RELATIONS

On December 8, 1995, members of the International Brotherhood of Electrical Workers Local 2100 ratified a new three-year collective bargaining agreement with LG&E which covers approximately 1600 LG&E Employees. The contract provides wage and employment protection for employees participating in the Company's continuous improvement initiative, greater workforce flexibility to help the Company respond to growing competition, and improved retirement benefits.

                                      EMPLOYEES

The Company and its subsidiaries had 3,122 full-time employees at December 31, 1995.

ITEM 2.  Properties.

LG&E's power generating system consists of the coal-fired units operated at its three steam generating stations. Combustion turbines supplement the system during peak or emergency periods. At February 29, 1996, LG&E owned the following electric generating stations:

                                                            Year in       Capability
                                                            Service      Rating (Kw)
                                                            -------      -----------
       Steam Stations:
       Mill Creek-Kosmosdale, Ky.

          Unit 1                                               1972         303,000
          Unit 2                                               1974         301,000
          Unit 3                                               1978         386,000
          Unit 4                                               1982         480,000
                                                                         ----------
             Total Mill Creek                                             1,470,000

       Cane Run-near Louisville, Ky.
          Unit 4                                               1962         155,000
          Unit 5                                               1966         168,000
          Unit 6                                               1969         240,000
                                                                         ----------
             Total Cane Run                                                 563,000

       Trimble County-Bedford, Ky. (a)
          Unit 1                                               1990         371,000

       Combustion Turbine Generators (Peaking capability):
       Zorn                                                    1969          16,000
       Paddy's Run                                             1968          43,000
       Cane Run                                                1968          16,000
       Waterside                                               1964          33,000
                                                                          ---------
             Total combustion turbine generators                            108,000
                                                                          ---------

       Total capability rating                                            2,512,000
                                                                          ---------
                                                                          ---------

(a) Amount shown represents LG&E's 75% interest in the Unit. See Note 18 of Notes to Financial Statements, Jointly Owned Electric Utility Plant, under
     Item 8 for a discussion of the sale of 25% of the Unit to IMEA and IMPA. LG&E is responsible for operation of the Unit and is reimbursed by IMEA and IMPA for expenditures related to the Unit based on their proportionate share of ownership interest.

LG&E also owns an 80 Mw hydroelectric generating station located in Louisville, operated under license issued by the FERC.

At December 31, 1995, LG&E's electric transmission system included 21 substations with a total capacity of approximately 11,026,897 Kva and approximately 651 structure miles of lines. The electric distribution system included 82 substations with a total capacity of approximately 3,193,127 Kva, 3,507 structure miles of overhead lines, 233 miles of underground conduit, and 5,380 miles of underground conductors.

LG&E's gas transmission system includes 177 miles of transmission mains, and the gas distribution system includes 3,466 miles of distribution mains.

LG&E operates underground gas storage facilities with a current working gas capacity of approximately 14.6 million Mcf. See Gas Supply under Item 1.

In 1990, LG&E entered into an operating lease for its corporate office building located in downtown Louisville, Kentucky. The lease is for a period of 15 years and is scheduled to expire June 2005. LG&E Energy Corp. has an operating lease for its corporate office space with an expiration date of 1997. LPI has operating lease commitments related to two office facilities that expire in 1999 and 2001. LG&E Natural has three office leases that expire in 1996, 1997, and 2003.

Other properties owned by LG&E include office buildings, service centers, warehouses, garages, and other structures and equipment, the use of which is common to both the electric and gas departments.

The trust indenture securing LG&E's First Mortgage Bonds constitutes a direct first mortgage lien upon substantially all property owned by LG&E.

At December 31, 1995, LPI owned the percentage indicated of the following joint ventures:

                                                                                Actual or      Actual or
                                                                             Proposed Net        Planned
                                                  Ownership                    Capability        Year in
Name                                             Interest %           Fuel    Rating (Mw)        Service
----                                             ----------           ----   ------------      ---------
Babcock-Ultrapower Jonesboro                             17           Wood             25        Dormant
Washington County, Maine

Babcock-Ultrapower West Enfield                          17           Wood             25        Dormant
Penobscot County, Maine

LG&E Westmoreland-Southampton                            50           Coal             63           1992
Franklin, Virginia

LG&E Westmoreland-Altavista                              50           Coal             63           1992
Altavista, Virginia

LG&E Westmoreland-Hopewell                               50           Coal             63           1992
Hopewell, Virginia

Westmoreland-LG&E Partners (Roanoke Valley I)            50           Coal            165           1994
Weldon, North Carolina

LG&E Westmoreland-Rensselaer                             50        Natural             79           1994
Rensselaer, New York                                                   Gas

Windpower Partners 1993-Palm Springs                     50           Wind             43           1994
Palm Springs, California

Windpower Partners 1993-Buffalo Ridge                    50           Wind             25           1994
Buffalo Ridge, Minnesota

Windpower Partners 1994                                  25           Wind          25-35           1995
Culberson County, Texas

Westmoreland-LG&E Partners (Roanoke Valley II)           50           Coal             44           1995
Weldon, North Carolina

K.W. Tarifa, S.A.                                        44           Wind             30           1995
Tarifa, Spain

Central Termica San Miguel de Tucuman                    33        Natural            114           1996
Tucuman Province, Argentina                                            Gas

LPI's ownership interests in these projects and the revenues from the sale of electricity and steam from the projects are pledged as security to the lenders who provided the financing for the project.

LG&E Natural, through certain subsidiaries, owns or has an interest in eleven gas gathering systems. LG&E Natural owns a 100% interest in six of these systems, a 50% interest in one of the systems and interests ranging from 11% to 24% in the four remaining systems. These systems are located in Texas, New Mexico, Louisiana, Montana and Oklahoma.

LG&E Natural, through a subsidiary, owns the Llano pipeline, a 90-mile intrastate pipeline system in southeastern New Mexico with a throughput capacity of 180,000 MCF of gas per day. LG&E Natural, through subsidiaries, owns the Power-Tex system, a 74-mile gas transmission system located in Texas. This system has a design capacity of 90,000 MCF of gas per day. LG&E Natural, through certain subsidiaries, also owns, or has interests in, and operates five natural gas processing plants located in southeastern New Mexico and western Texas with a total design capacity of 125,000 MCF of gas per day. LG&E Natural owns 100% of three of these plants, and 94% and 67% of the two remaining plants. Through a subsidiary, it owns and operates an underground natural gas storage facility adjacent to the Llano pipeline in southeastern New Mexico with a current working capacity of approximately six BCF of natural gas.

ITEM 3.  Legal Proceedings.

Rates, Regulatory Matters, and Trimble County Generating Plant

For a discussion of current regulatory matters and a detailed discussion of the Trimble County Unit 1 settlement agreement, see Rates and Regulation under Item 7 and Notes 3 and 17 of Notes to Financial Statements under Item 8.

Statewide Power Planning

On March 14, 1995, the Commission staff issued its report on its review of LG&E's 1993 biennial Integrated Resource Plan. The Staff Report specifically found that LG&E's plan contained some of the better analyses among those filed by the electric utilities under the Commission's jurisdiction, and presented several suggestions for LG&E's consideration when it develops its next plan. By order issued on March 17, 1995, the Commission formally closed its proceeding for the review of LG&E's plan. On May 5, 1995, the Commission granted LG&E's request that the Commission waive the requirement that LG&E file an Integrated Resource Plan during 1995. On July 21, 1995, the Kentucky Commission amended its Integrated Resource Planning regulations to replace the biennial filing requirement with a triennial requirement. The amended regulations also specified that LG&E's next Integrated Resource Plan is to be filed 39 months from the effective date of the amended regulation, or October 21, 1998.

Environmental

For a complete discussion of LG&E's environmental issues concerning its Mill Creek and Cane Run generating plants, manufactured gas plant sites, and other environmental issues affecting LG&E, LPI, and LG&E Natural, see Note 16 of Notes to Financial Statements under Item 8.

Southampton

For a discussion of the request for rehearing filed with FERC by LG&E-Westmoreland Southampton, the partnership that owns the Southampton facility, regarding the partnership's request for an order from FERC stating that the Southampton facility remains a qualifying facility for 1992, see Item 1 and Note 16 of Notes to Financial Statements under Item 8.

Roanoke Valley I

Westmoreland-LG&E Partners, the partnership that owns the Roanoke Valley I and II facilities, is seeking the recovery of capacity payments withheld by Virginia Electric and Power Company. In early March 1996, Virginia Power filed a motion for summary judgment, and on March 22, 1996, the court granted
Virginia Power's motion as to all counts. The Company plans to appeal the court's ruling. See Item 1 and Note 16 of Notes to Financial Statements under
Item 8.

Rensselaer


The Company has been informed through public filings that Niagara Mohawk Power Corporation (NIMO) (which is the purchasing utility for the Company's Rensselaer cogeneration facility) has indicated that, absent significant relief from its power purchase arrangements with independent power producers (including qualifying cogenerators), it may be forced either to file voluntary bankruptcy or attempt to condemn and purchase the cogeneration facilities through eminent domain. The Company intends to oppose any efforts by NIMO to nullify its contract for the Rensselaer project. See Note 16 of Notes to Financial Statements under Item 8.

TVA/LPM Interchange Agreement

On January 12, 1996, the Alabama Power Company, Georgia Power Company and Mississippi Power Company filed a Complaint for Declaratory Judgment and Injunctive Relief against the Tennessee Valley Authority (TVA) and LG&E Power Marketing Inc. (LPM), a wholly-owned subsidiary of the Company, in the United States District Court for the Northern District of Alabama. The Plaintiffs claim that TVA has violated the Tennessee Valley Authority Act (TVA Act) by entering into an interchange agreement with LPM (Interchange Agreement) and that TVA is prohibited from selling or delivering any power to LPM, to any other broker or marketer of power, or to any other unauthorized recipient or from otherwise engaging in unlawful power supply arrangements. The Complaint as drafted seeks no direct remedy from LPM. LPM filed its Answer to the Complaint on March 1, 1996, alleging that the Interchange Agreement complies with all applicable laws and regulations, and is consistent with the longstanding practices of the industry. On March 15, 1996, TVA filed a Motion to Dismiss, Or, In the Alternative, For Summary Judgment. Discovery is now ongoing.

In the Company's opinion, the Interchange Agreement complies with all applicable laws and regulations. LPM is and intends to continue to vigorously defend itself in this matter. However, an adverse decision could have the effect of enjoining TVA from further selling or delivering any power to LPM under existing provisions of the TVA Act. The ultimate resolution of this matter is not expected to have a material adverse effect on the Company's results of operations or financial condition, however, management is unable to predict the outcome of this proceeding.

Other

In the normal course of business, other lawsuits, claims, environmental actions, and other governmental proceedings arise against the Company. To the extent that damages are assessed in any of these lawsuits, the Company believes that its insurance coverage is adequate. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Company.

                                                            Effective Date of
                                                            Election to Present
Name                   Age    Position                      Position
----                   ---    --------                      --------
Roger W. Hale          52     Chairman of the Board,        August 17, 1990
                              President and Chief
                              Executive Officer

Victor A. Staffieri    40     President - Distribution      December 15, 1995
                              Services Division
                              President - Louisville Gas
                              and Electric Company

Michael L. McInnis     42     President - Power             December 15, 1995
                              Marketing Division

David R. Carey         42     President - Gas               December 15, 1995
                              Marketing Division

Walter Z. Berger       40     Executive Vice President      February 5, 1996
                              and Chief Financial Officer

John R. McCall         52     Executive Vice President,     July 1, 1994
                              General Counsel and
                              Corporate Secretary

Stephen R. Wood        53     Executive Vice                January 1, 1994
                              President and Chief
                              Administrative Officer

Charles A. Markel III  48     Corporate Vice                January 1, 1993
                              President - Finance

The present term of office of each of the above executive officers extends to the meeting of the Board of Directors following the Annual Meeting of Shareholders, scheduled to be held April 23, 1996.

There are no family relationships between executive officers of the Company or executive officers of its subsidiaries.

Messrs. Hale, Staffieri, Berger, McCall, and Markel are also executive officers of the Company's principal subsidiary, LG&E. Mr. Hale is Chairman of the Board and Chief Executive Officer of LG&E; Mr. Staffieri is President of LG&E; Mr. Berger is Executive Vice President and Chief Financial Officer of LG&E; Mr. McCall is Executive Vice President, General Counsel and Corporate Secretary of LG&E; and Mr. Markel is Treasurer of LG&E.

Before he was elected to his current position, Mr. Staffieri was General Counsel and Secretary of Long Island Lighting Company from April 1989 to March 1992; Senior Vice President, General Counsel and Corporate Secretary of the Company from March 1992 to November 1992; Senior Vice President, Public Policy and General Counsel of the Company and LG&E from November 1992 to January 1994; and President of LG&E from January 1994 to the present.

Before he was elected to his current position, Mr. McInnis was Director of Business Development of the Company prior to August 1992; Vice President of LG&E Energy Systems Inc. from August 1992 to

January 1994; and Senior Vice President, Power Marketing and Brokering of LG&E Power Inc. from January 1994 to December 1995.

Before he was elected to his current position, Mr. Carey was Vice President - Marketing and Planning of LG&E prior to January 1992; Vice President - Marketing and General Manager, Electric Service of LG&E from January 1992 to January 1993; and Vice President and General Manager, Retail Electric Business of LG&E from January 1993 to January 1994; and Senior Vice President, Operations of LG&E from January 1994 to December 1995.

Before he was elected to his current position, Mr. Berger was Vice President and Chief Financial Officer of Baker Hughes, Inc. prior to February 1992; Controller of Enron America, Inc. from February 1992 to November 1992; and Vice President, Finance and Business Development of Enron Oil Trading and Transportation from November 1992 to February 1996.

Before he was elected to his current position, Mr. McCall was Partner and Litigation Chairman of Brown, Todd & Heyburn, a law firm.

Before he was elected to his current position, Mr. Wood was Senior Vice President and Chief Administrative Officer of LG&E and the Company prior to December 1992; and Senior Vice President and Chief Administrative Officer of LG&E from December 1992 to January 1994.

Before he was elected to his current position, Mr. Markel was Vice President - Finance and Treasurer prior to January 1992; and Senior Vice President and Chief Financial Officer from January 1992 to January 1993.

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

                               1995                              1994
                               ----                              ----
                 Dividend      High       Low      Dividend      High       Low
                     Paid     Price     Price          Paid     Price     Price
                     ----     -----     -----          ----     -----     -----
First quarter     $.5375   $40.000   $36.875        $.5200   $41.000   $34.375
Second quarter     .5375    40.250    37.375         .5200    38.625    33.625
Third quarter      .5375    40.125    38.000         .5200    39.125    36.000
Fourth quarter     .5550    43.125    40.000         .5375    39.000    36.250

The number of record holders of Common Stock at December 31, 1995, was 30,487. The book value of the Company's Common Stock at December 31, 1995, was $23.54 per share.

The Company announced on March 6, 1996, that its Board of Directors approved a two-for-one split of its common stock, without par value, by declaring a 100% stock dividend payable April 15, 1996. Accordingly, each shareholder of record of the common stock on April 1, 1996, will be entitled to one additional full share of common stock for each share of common stock held on that date. None of the information in this item or in Item 6 has been restated to reflect the split.

ITEM 6.  Selected Financial Data.

                                                                Years Ended December 31
                                                          (Thousands of $ Except per Share Data)
                                                          --------------------------------------

                                             1995           1994           1993           1992           1991
                                             ----           ----           ----           ----           ----
Revenues:
Revenues                               $1,402,980       $829,663       $900,027       $834,739       $714,965
Refund - Trimble County
   settlement                             (28,300)            --             --             --             --
                                        ---------       --------       --------       --------       --------
   Revenues                             1,374,680        829,663        900,027        834,739        714,965
                                        ---------       --------       --------       --------       --------
                                        ---------       --------       --------       --------       --------

Operating income:
Before non-recurring items                205,357        189,087        189,122        174,504        188,131
Trimble County settlement                 (29,800)            --             --             --             --
Non-recurring charges                          --        (48,743)            --             --             --
                                        ---------       --------       --------       --------       --------
   Operating income                       175,557        140,344        189,122        174,504        188,131
                                        ---------       --------       --------       --------       --------
                                        ---------       --------       --------       --------       --------

Net income:
Continuing operations:
   Before non-recurring items             100,682         95,525         80,825         71,437         82,951
   Trimble County settlement              (17,852)            --             --             --             --
   Non-recurring charges,
     charitable founda-
     tion, etc.                                --        (38,696)            --             --             --
                                         --------       --------      ---------      ---------       --------
         Total                             82,830         56,829         80,825         71,437         82,951
Discontinued operations                        --             --          7,435          4,177             --
Gain on sale of
   discontinued operations                     --         51,805             --             --             --
Cumulative effect of
   accounting change                           --         (3,369)            --             --             --
                                         --------       --------       --------       --------       --------
      Net income                         $ 82,830       $105,265       $ 88,260       $ 75,614       $ 82,951
                                         --------       --------       --------       --------       --------
                                         --------       --------       --------       --------       --------

Average number of com-
   mon shares outstanding              33,052,587     32,990,935     32,688,592     32,307,441     32,256,624

Earnings per share of
   common stock:
   Continuing operations:
      Before non-recurring items            $3.05          $2.90          $2.47          $2.21          $2.57
      Trimble County settlement              (.54)            --             --             --             --
      Non-recurring charges,
        charitable founda-
        tion, etc.                             --          (1.18)            --             --             --
                                         --------       --------       --------        -------        -------
           Total                             2.51           1.72           2.47           2.21           2.57
   Discontinued operations                     --             --            .23            .13             --
   Gain on sale of
      discontinued operations                  --           1.57             --             --             --
   Cumulative effect of
      accounting change                        --           (.10)            --             --             --
                                         --------       --------       --------        -------        -------
         Earnings per share                 $2.51          $3.19          $2.70          $2.34          $2.57
                                         --------       --------       --------        -------        -------
                                         --------       --------       --------        -------        -------

                                                           Years Ended December 31
                                                   (THOUSANDS OF $ EXCEPT PER SHARE DATA)
                                   1995              1994              1993              1992              1991
                                   ----              ----              ----              ----              ----
Dividends declared per
  common share                   $2.185            $2.115            $2.045            $1.985             $1.92
Payout ratio                      87.2%(a)          66.3%(a)          75.9%             84.7%             74.7%
Total assets                 $2,628,920        $2,217,464        $2,186,468        $2,148,398        $2,042,655
Long-term obligations
    (including amounts
    due within one year)        662,800           662,800           662,800           686,262           687,662


(a) Excluding the Trimble County settlement, non-recurring charges, gain on
    sale of discontinued operations, and cumulative effect     of accounting
    change, the payout ratios would have been 71.8% and 73.1% in 1995 and 1994, respectively.

    The financial statements and related notes contained under item 8 of this Form 10-K should be read in conjunction with the selected financial data presented above.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 1995, 1994 and 1993 and should be read in connection with the consolidated financial statements and notes thereto. The Company's financial results and conditions have been largely dependent on the financial results and conditions of its principal subsidiary, Louisville Gas and Electric Company (LG&E), a regulated electric and gas utility. Future financial results from the Company's operations will become increasingly reflective of the returns earned from its portfolio of non-utility investments in electric and gas marketing and related services, and energy generation, in addition to the financial results provided by LG&E.

RESULTS OF OPERATIONS

Earnings per Share

Earnings per share of common stock for 1995 were $2.51, a decrease of 68CENTS from the $3.19 earned in 1994. The decrease primarily reflects a 54CENTS charge taken in December 1995 to recognize the settlement of the long-standing issues surrounding LG&E's Trimble County electric generating plant. In addition, earnings in 1994 included a gain on the sale of the Company's interest in Natural Gas Clearinghouse (NGC) of $1.57, partially offset by non-recurring charges of (91CENTS), the expense of establishing a charitable foundation (27CENTS) and the adoption of a new accounting standard for post-employment benefits (10CENTS). When considered together, these 1994 items produced a 29CENTS net increase in earnings of a non-recurring nature. Comparison of earnings for the two years without the significant non-recurring items discussed above indicates an improvement in earnings of 15CENTS during 1995 ($3.05 in 1995 as compared to $2.90 in 1994). This increase resulted primarily from an increase in earnings from investments in joint ventures owned and higher earnings at LG&E, partially offset by a decrease in gross profits at LG&E Power Inc. (LPI), lower fee income, and an increase in interest expense resulting from the Company's borrowings to finance the acquisition of LG&E Natural Inc. (LG&E Natural), formerly known as Hadson Gas Services Inc. LG&E's earnings increase was primarily due to higher retail electric sales, positive cost containment efforts and a reduction in expenses due to the settlement of a commercial dispute. These factors were partially offset by increased purchased power expenses at LG&E primarily as a result of unplanned power plant outages last summer.

Earnings per share of common stock for 1994 were $3.19, a 49 Cents increase over the $2.70 earned in 1993. This increase was primarily attributable to the non-recurring items in 1994 that generated a net increase of 29 Cents as discussed in the preceding paragraph. Without consideration of the net increase of 29 Cents discussed above, the Company's 1994 earnings per share would have been $2.90, an increase of 20 Cents over 1993. This improvement in earnings is primarily attributable to increased sales of electricity to LG&E's retail customers and reduced interest on debt due to favorable refinancing activities in 1993. The Company's non-utility operations included an increase in earnings from investments in joint ventures owned by LPI and fee income generated from the guarantee of certain equity funding commitments. Income from investments in marketable securities also added to improved 1994 earnings performance.

Rates and Regulation

LG&E is subject to the jurisdiction of the Public Service Commission of Kentucky (Kentucky Commission or Commission) in virtually all matters related to electric and gas utility regulation, and as such, its accounting is subject to Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION (SFAS No. 71). Given LG&E's competitive position in the market and the status of regulation in the state of Kentucky, LG&E has no plans or intentions to discontinue its application of SFAS No. 71. See Note 3 of Notes to Financial Statements under Item 8.

On December 8, 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that, in effect, resolves all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. Under the settlement, ratepayers are to receive $22 million in refunds, most of which is to be refunded over a five-year period, commencing in 1996, based on a per kilowatt-hour credit. In addition, LG&E also agreed to provide $900,000 annually for five years to fund low-income energy assistance programs and to revise the decoupling methodology described in this section in a manner that will reduce revenues collected from residential customers during 1996 and 1997 by a total of approximately $1.8 million.

The overall effect of the settlement, which the Company recognized in its entirety in the fourth quarter of 1995, was to reduce electric revenues by $28.3 million and increase operating expenses by $1.5 million. Thus the settlement reduced net income by $17.9 million, and earnings per share by 54CENTS. See
Note 17 of Notes to Financial Statements under Item 8 for further discussion.

On July 31, 1995, Vantage Consulting, Inc. released its report on the Kentucky Commission's management audit of LG&E. This comprehensive audit, which began in September 1994, included more than 300 interviews and over 875 requests for information. This was the second management audit of LG&E mandated by the Kentucky Commission, the first being completed in 1986.

The overall audit findings were very favorable and recognized that LG&E has become an innovative industry leader that has implemented many performance improvements to lower costs, improve efficiency, prepare for increased competition, and increase its focus on customer satisfaction. The audit report identified additional improvement opportunities and contained a series of recommendations which should assist LG&E with its future plans. It is estimated that implementation of the audit recommendations could provide LG&E with as much as $11 million in annual gross savings. However, incremental costs will be incurred to achieve the full benefits of the recommendations and the ultimate savings will be realized over the long-term.

On October 7, 1994, LG&E filed an application with the Kentucky Commission in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal. On April 6, 1995, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by approximately $3.2 million in 1995 and will increase revenues by an estimated $5.7 million in 1996. The surcharge became effective on May 1, 1995. LG&E, the Kentucky Attorney General (KAG) and the Kentucky Industrial Utility Customers (KIUC) filed applications for rehearing on certain issues in the April 6 order. Among other things, the KAG and KIUC requested a reduction of the amounts recoverable by LG&E through the surcharge. The Commission denied all motions for rehearing, and appeals are currently pending in Franklin Circuit Court. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

On January 1, 1994, LG&E implemented a Commission approved demand side management (DSM) program that LG&E, KAG, the Jefferson County Attorney, and representatives of several customer-interest groups had filed with the Commission. Under the agreement, LG&E committed up to $3.3 million over three years (from 1994 through 1996) for initial programs that include a residential energy conservation and education program and a commercial conservation audit program. The agreement also provided for a formal collaborative process to develop future DSM programs. The agreement contains a rate mechanism that (1) provides LG&E concurrent recovery of DSM program costs, (2) provides an incentive for implementing DSM programs, and (3) allows LG&E to recover revenues from lost sales associated with the DSM programs.

Revenues from lost sales to residential customers are collected through a "decoupling mechanism." LG&E's residential decoupling mechanism breaks the link between the level of LG&E's residential kilowatt-hour and Mcf sales and its non-fuel revenues. Under traditional regulation, a utility's revenue varies with changes in its level of kilowatt-hour or Mcf sales. The residential decoupling mechanism allows LG&E to recover a predetermined level of revenue per residential customer based on the rate set in LG&E's last rate case, which will not vary with the level of kilowatt-hour or Mcf sales. Residential revenues will be adjusted to reflect (1) changes in the number of residential customers and (2) a pre-established annual growth factor in residential revenue per customer. To the extent that actual revenues are different from the predetermined level of revenues, rates are subsequently adjusted to correct for any over or under recoveries. Residential revenues reported in the financial statements for 1994 through 1996 will be determined in accordance with the predetermined amount per customer plus growth, and recovery of fuel and gas costs. The difference between the revenues shown in the financial statements and the amounts billed to customers will be deferred for future recovery from, or return to, customers.

On December 1, 1995, LG&E and the DSM collaborative members filed a plan which would modify the existing programs and add five new programs. The proposed filing would increase LG&E's commitment to DSM programs by approximately $4.1 million. LG&E expects the Commission to rule on the filing in the second quarter of 1996.

In 1993, the Federal Energy Regulatory Commission (FERC) gave final approval for a market-based generation sales tariff and two transmission service tariffs which were filed by LG&E. The market-based tariff enables LG&E to sell up to 75 Mw of firm generation capacity and an unlimited amount of non-firm power at market-based rates. On July 26, 1995, FERC approved a new network transmission service and a flexible point-to-point transmission service which will provide transmission service to other parties comparable to the transmission service utilized by LG&E to serve retail customers.

LG&E last filed for a rate increase with the Commission in June 1990 based on the test-year ended April 30, 1990. The Commission issued a final order in September 1991 that effectively granted LG&E an annual increase in rates of $6.8 million ($6.1 million electric and $.7 million gas). The Commission's order authorized a rate of return on common equity of 12.5%.

Revenues

A comparison of LG&E's revenues for the years 1995 and 1994, excluding the Trimble County settlement (which reduced electric revenues by $28.3 million), with the immediately preceding years reflects both increases and decreases, which have been segregated by the following principal causes (in thousands of $):


                                                                          Increase (Decrease) From Prior Period
                                                                       Electric Revenues               Gas Revenues
                                                                      1995           1994           1995           1994
                                                                  --------       --------       --------       --------
Sales to ultimate consumers:
    Fuel and gas supply adjustments, etc.                         $(10,566)      $   (841)      $(16,940)      $  1,823
    Demand side management/decoupling                               (4,619)         1,853            479          3,997
    Environmental cost recovery surcharge                            3,205              -              -              -
    Variation in sales volumes                                      27,382          3,876         (3,420)       (12,139)
                                                                  --------       --------      ---------       --------
         Total                                                      15,402          4,888        (19,881)        (6,319)
Sales for resale                                                    (5,249)       (17,340)             -              -
Gas transportation-net                                                   -              -          1,062          1,612
Other                                                                1,606            152           (184)           (79)
                                                                  --------       --------      ---------       --------
    Total                                                         $ 11,759       $(12,300)      $(19,003)      $ (4,786)
                                                                  --------       --------      ---------       --------
                                                                  --------       --------      ---------       --------


Electric revenues increased in 1995 mainly because of an increase in sales to ultimate consumers as a result of the warmer summer weather and improved economic conditions in LG&E's service territory. Gas revenues decreased as a result of lower gas supply adjustment revenues which reflected the lower cost of natural gas in 1995.

LG&E's electric revenues decreased in 1994 compared with 1993 primarily because of a decrease in sales of electricity for resale. Gas sales to ultimate consumers decreased 6% due primarily to the warmer than normal weather in the last quarter of 1994.

The Company's non-utility revenues consist primarily of revenues from the natural gas marketing, gathering and processing activities of LG&E Natural, electric power marketing and brokering by LG&E Power Marketing Inc. (LPM) and development, construction and operation of power plants by LG&E Power Inc.
(LPI). LPI's operating profit consists of plant development and construction profits in addition to equity in earnings from joint venture power projects.
The increase in non-utility revenues of $581 million for 1995 compared to 1994 was due primarily to the acquisition of LG&E Natural in May 1995 and higher revenues from LPM. LPM had sales of $40.3 million compared to $1.3 million in 1994 which is attributable to the continuing expansion of LPM's business and access to markets across much of the United States. The increase in non-utility revenues was partially offset by a decrease in LPI's revenues of $48.4 million, which primarily reflects completed construction activities at LPI's Roanoke Valley I (ROVA I) and Rensselaer projects in the second quarter of 1994, and completion of the Roanoke Valley II (ROVA II) project in May 1995. LPI's decrease in engineering and construction activities is also indicative of the trend toward lower levels of construction activity within the independent power production industry. Non-utility revenues decreased $53 million in 1994 primarily because of lower engineering and construction activity by LPI. The decrease in 1994 engineering and construction revenues when compared to 1993 reflects lower levels of construction at LPI's ROVA I and Rensselaer projects, offset in part by an increase in construction at LPI's ROVA II project.

The Company uses financial instruments in its natural gas marketing activities. These financial instruments are used to hedge price and geographic basis risk for its purchase and sales commitments and to enhance its overall portfolio of natural gas trading activities. See Note 4 of Notes to Financial Statements under Item 8, Financial Instruments, for an overall discussion of these activities.

Expenses

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating costs. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in LG&E's rates, subject to approval by the Commission.

Fuel expenses decreased $5.6 million (4%) in 1995 due to a decrease in the cost of coal burned ($7.5 million) partially offset by increased generation of 2%. Fuel expenses decreased $5.8 million (4%) in 1994 primarily because of a decrease in the cost of coal burned ($3.9 million) and decreased generation of 3%. The average delivered cost per ton of coal purchased for LG&E was $23.68 in 1995, $25.27 in 1994, and $26.58 in 1993. This downward trend in the delivered cost of coal is expected to continue through 1996.

Power purchased increased $7.1 million in 1995 primarily because of increased purchases resulting from unplanned outages at LG&E's electric generating plants during the extremely hot summer weather. The decrease of $7.5 million in 1994 was primarily due to less power wheeled for other utilities as a result of milder weather in the region.

Gas supply expenses decreased $20.8 million (16%) in 1995 because of the lower cost of net gas supply ($18.7 million) and a decrease in the volume of gas delivered to the distribution system ($2.1 million). Gas supply expenses decreased $7.5 million (5%) in 1994 due mainly to a decrease in the volume of gas delivered to the distribution system ($9.2 million), partially offset by an increase in net gas supply cost ($1.7 million). The average unit cost per Mcf of purchased gas for LG&E was $2.62 in 1995, $2.78 in 1994 and $2.91 in 1993.

Non-utility cost of revenues for 1995 increased $567 million compared to 1994 mainly due to the acquisition of LG&E Natural and because of an increase in LPM's electric power marketing volumes. Partially offsetting these increases were decreases in development and construction costs at LPI resulting from completed construction on the Rensselaer, ROVA I and ROVA II projects. Cost of revenues for 1994 decreased $45.6 million (44%) compared to 1993 because of lower levels of construction activity on LPI's ROVA I and Rensselaer projects; partially offset by greater LPM sales volumes and an increase in construction activity on LPI's ROVA II project.

Utility operation and maintenance expenses increased $1.2 million (less than 1%) in 1995, as compared to 1994, primarily as a result of an increase in repairs at the electric power plants ($4.2 million), an increase in labor related expenses ($3.8 million) and an increase in various administrative expenses ($1.8 million). These increases were partially offset by a decrease in storm damage expenses ($1 million), property damage claims ($1.2 million), and because of a credit to expense representing a portion of the proceeds received in a commercial dispute. During 1995, the Company received cash proceeds of $8 million in connection with the settlement of a commercial dispute. Pursuant to a study to determine the proper amount of income to be recognized, LG&E recorded $6 million as a reduction of utility operation and maintenance expenses. The remaining $2 million was recorded as a reserve for future payments in connection with the dispute.

Operation and maintenance expenses for LG&E increased $.8 million in 1994 over 1993 primarily as a result of increased costs to operate the electric generating plants and gas and electric distribution systems ($.7 million), an increase in the provision for uncollectible accounts ($.6 million) and increased property and payroll related taxes ($1 million). These increases were partially offset by decreases in various administrative expenses ($1.8 million).

Non-utility operation and maintenance expenses increased $15.2 million (62%) in 1995 compared to 1994 primarily as the result of the acquisition of LG&E Natural. Also contributing to the increase were costs incurred by LPI to exit the engineering and construction business and costs to operate and maintain power plants in connection with contracts obtained from UC Operating Services. See Note 7 of Notes to Financial Statements under Item 8.

Depreciation and amortization increased in both 1995 and 1994 primarily because of additional utility plant in service. The amount for 1995 also includes depreciation and amortization resulting from the acquisition of LG&E Natural.

Non-recurring charges in 1994 include LG&E's write-off of costs in connection with early retirements and workforce reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS. Non-recurring charges in 1994 also include a reserve to record costs related to LPI's vacating leased office space. See Note 8 of Notes to Financial Statements under Item 8.

Equity in earnings of joint ventures increased approximately $15.3 million in 1995 primarily due to a gain of $9.7 million on the sale of power purchase contracts by Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro, two partnerships which are 17% owned by LPI. Other factors contributing to the improvement over 1994 included full year operations at LPI's Rensselaer and ROVA I power plants compared to partial year operations at those plants in 1994, and the mid-year completion and start-up of operations at LPI's ROVA II plant in 1995. The increase in equity in earnings of joint ventures in 1994 was due to the start-up of operations at LPI's Rensselaer and ROVA I cogeneration projects and at its Windpower projects in California and Minnesota. With the start of commercial operations of cogeneration projects, each of the joint ventures receives revenues related to available capacity and electricity sold pursuant to a power purchase agreement with a neighboring utility. See Note 16 of Notes to Financial Statements under Item 8 for a discussion of certain legal and regulatory contingencies relating to the ROVA I, Rensselaer and Southampton projects.

Other income and deductions decreased $8.3 million in 1995 compared to 1994.
The 1994 amount was higher due to fee income received from Westmoreland Energy, Inc. (WEI) for LG&E Energy Systems Inc.'s (Energy Systems) guarantee of WEI's equity funding commitments on various cogeneration projects. Other income for 1995 was also lower due to a reduction in the level of investments in marketable securities which were sold to provide funding for the acquisition of LG&E Natural. Other income and deductions increased in 1994 compared to 1993 due to an increase in fee income, an increase in interest and dividend income generated from investing the proceeds received from the Company's sale of its interest in NGC and from recording a net gain on sales of construction equipment, partially offset by realized losses on investments. See Note 12 of Notes to Financial Statements under Item 8 for further detail.

Contribution to the Company's charitable foundation reflects the expense associated with establishing a tax-exempt foundation during 1994. Contributions made from this foundation are not charged against income, and therefore, do not affect the Company's net income. See Note 8 of Notes to Financial Statements under Item 8.

Interest charges increased $4.5 million in 1995 compared to 1994 primarily because of an increase in notes payable outstanding and a higher composite interest rate on outstanding debt. Interest charges decreased in 1994 because of the lower composite interest rate on outstanding debt, which reflects the full year effect of LG&E's 1993 aggressive program to refinance approximately $205 million of outstanding debt at lower interest rates. Interest requirements in 1993 included interest charges related to debt issued for the Company's expansion into non-utility businesses. Since 1993, an immaterial component of interest expense has been the cost associated with interest rate swaps. See
Note 4 of Notes to Financial Statements under Item 8, Financial Instruments, for further discussion.

Variations in income tax expenses are largely attributable to changes in pre-tax income.

Preferred dividends increased $.5 million in 1995 because of a higher rate associated with the Auction Rate Series. Preferred dividends in 1994 reflect the lower dividends that resulted from LG&E's refunding of its $25 million, $8.90 Series with a $5.875 Series in May 1993. See Liquidity and Capital Resources.

Income from discontinued operations and related gain on sale reflect the sale of the Company's investment in NGC in January 1994. See Note 6 of Notes to Financial Statements under Item 8.

The rate of inflation may have a significant impact on LG&E's operations, its ability to control costs, and the need to seek timely and adequate rate adjustments. However, relatively low rates of inflation in the past few years have moderated the impact on current operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers and equity investments in connection with independent power production projects and other energy-related growth or acquisition opportunities within the non-utility business segment.

1995 Capital Requirements

Utility construction expenditures for 1995 were $93 million compared with $95 million for 1994 and $99 million for 1993. Non-utility construction expenditures (other than generating plant expenditures incurred by joint ventures) were approximately $11 million in 1995 and were not material in 1994 and 1993. Non-utility construction expenditures are not expected to vary significantly in 1996 and 1997 from the 1995 level. In 1995, LPI invested equity of $16.3 million in its ROVA I and ROVA II power plants, a wind power project in Texas and the redemption of its interest in the partnership that operated many of its power generation plants. In addition, LG&E International Inc. (LII) invested $4.5 million in a wind project in Tarifa, Spain and $13.3 million in a natural gas-fired generation facility in Tucuman, Argentina. In 1994, LPI invested $20.4 million in a partnership with Kenetech Windpower Inc. for the purpose of owning and operating power plants producing electricity from wind turbines and $18.9 million in its ROVA I and Rensselaer power plants.

Past Financing Activities

During 1995, 1994, and 1993, the Company's primary source of capital was internally generated funds from operating cash flows. Internally generated funds provided financing for 100% of the Company's utility construction expenditures for 1995, 1994, and 1993. The Company acquired LG&E Natural on May 15, 1995 for $143 million, plus acquisition-related fees and expenses. The acquisition was financed with cash and lines of credit. The Company also provided LG&E Natural with additional cash through December 1995 to meet general working capital needs, including margin calls. Margin calls are generally required on certain of LG&E Natural's hedge and trading financial instruments to address changes in market prices. LG&E Natural had approximately $12 million of net margin deposits as of December 31, 1995.

The Company's combined cash and marketable securities balance decreased $79.6 million during 1995. The decrease reflects the acquisition of LG&E Natural, additional investments in affiliates, and dividends, partially offset by cash flows from operations, an increase in borrowings, and an increase resulting from reclassifying investments in certain available-for-sale securities from noncurrent to current. The significant increases during 1995 in non-utility property and plant, accounts receivable, gas stored underground, goodwill, and accounts payable resulted from acquiring LG&E Natural. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in LG&E's service territory, and as it relates to LG&E Natural, throughout the United States, which has a direct effect on sales of electricity and natural gas. In 1994, accounts receivable and accounts payable were lower due to warmer weather in the last quarter of the year as compared to 1993.

In December 1995, LG&E redeemed the outstanding shares of its 7.45% Cumulative Preferred Stock with a par value of $25 per share at a redemption price of $25.75 per share. LG&E funded the $22 million redemption with cash generated internally.

In April 1995, LG&E issued $40 million of Jefferson County, Kentucky, Pollution Control Revenue Bonds, 5.90% Series, due April 15, 2023. The proceeds of the bonds were used to redeem the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

The Company's equity investments in non-utility projects and non-utility construction expenditures (other than generating plant expenditures during 1994) were financed through internally generated funds and short-term borrowings. Construction expenditures for new generating projects were funded through project debt.

The Company had short-term borrowings outstanding of $173 million as of December 31, 1995, and $32 million as of December 31, 1994. The increase primarily relates to the acquisition of LG&E Natural.

The Company issued $3 million of new common stock in 1995 and $2 million in 1994, under various employee plans. See Note 13 of Notes to Financial Statements under Item 8.

The Company's liquidity was also positively affected in 1994 through the sale of its investment in NGC. Proceeds from the NGC sale enabled the Company to invest $123 million in marketable securities during 1994. As of December 31, 1995, marketable securities were $29.1 million, a decrease from 1994 of $111 million, primarily resulting from the sale of securities to fund the acquisition of LG&E Natural and to fund existing and future working capital needs. See Note 9 of Notes to Financial Statements under Item 8.

Future Capital Requirements

Future utility financing requirements may be affected in varying degrees by factors such as load growth, changes in construction expenditure levels, rate increases allowed by regulatory agencies, new legislation, market entry of competing electric power generators, changes in environmental regulations and other regulatory requirements. The Company estimates that LG&E's construction expenditures will total $220 million for 1996 and 1997. In addition, capital requirements for 1996 include $16 million to retire long-term debt. Ascertainable non-utility equity funding commitments were immaterial at December 31, 1995. Such commitments were $27 million at December 31, 1994. Other future capital funding requirements are dependent upon the identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions. Long-term financing may be required for such acquisitions.

Future Sources of Financing

Internally generated funds from operations are expected to fund substantially all of LG&E's anticipated construction expenditures in 1996 and 1997.
Similarly, the Company anticipates having sufficient internal cash generation to meet anticipated equity investments and non-utility capital expenditures in 1996 and 1997.

At December 31, 1995, loan agreements and lines of credit were in place totaling $600 million ($25 million for LG&E Energy Corp., $160 million for LG&E, $215 million for LG&E Gas Systems Inc. and $200 million for Energy Systems) for which the companies pay commitment or facility fees. These credit facilities are scheduled to expire at various points in time from 1996 through 2000.
Management expects to renegotiate them when they expire.

The lenders under the credit facilities for Energy Systems and LG&E Gas Systems Inc. are entitled to the benefits of Support Agreements with LG&E Energy Corp. See Note 15 of Notes to Financial Statements under Item 8 for further discussion.

To the extent permanent financings are needed in 1996 and 1997, the Company expects that it will have ready access to the securities markets to raise needed funds.

Environmental Matters

The Clean Air Act Amendments of 1990 (the Act) impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing construction program, LG&E has spent $22 million to date and anticipates incurring capital expenditures of approximately $8 million in 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on LG&E is expected to be minimal. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities. LG&E Power Inc.'s (LPI) coal-fired power plants are also equipped with scrubbers or related equipment and they meet the sulfur dioxide and nitrogen oxide limits imposed by the Act.

Reference is made to Environmental under Note 16 of Notes to Financial Statements under Item 8 for a complete discussion of LG&E's environmental issues concerning its Mill Creek and Cane Run electric generating plants, manufactured gas plant sites, and certain other environmental issues.

Energy Policy Act of 1992 and Related Matters

The Energy Policy Act of 1992 is designed to give utilities a wider choice of sources for their electrical supply than previously available, while creating generating supply options that did not exist under the old law. In passing this legislation, Congress also anticipated that greater competition among electric supply options should result in lower consumer rates.

Pursuant to the Energy Policy Act, FERC earlier this year issued a Notice of Proposed Rule-making on Open Access Non-discriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collectively, the Mega-NOPR). The Mega-NOPR is intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to offer open access to their transmission systems. The Company is supportive of proposals to increase competition at all levels of the electric power market and intends to pursue opportunities created by a more competitive market.

Proposals also have been introduced in Congress to repeal all or portions of the Public Utility Regulatory Policies Act (PURPA). PURPA and its implementing regulations require, among other things, that electric utilities purchase electricity generated by qualifying cogeneration facilities at a price based on the purchasing utility's avoided costs. LPI is the partial owner of several qualifying cogeneration facilities. While the Company supports the repeal of PURPA, the Company intends to oppose any efforts to nullify existing Contracts between electric utilities and qualifying cogeneration facilities. The Company is involved in proceedings before FERC regarding its Southampton cogeneration facility and in litigation with the purchasing utility of the energy from its ROVA I project. See Note 16 of the Notes to Financial Statements under Item 8. Also, the Company has been informed through public filings that Niagara Mohawk Power Corporation (NIMO) (which is the purchasing utility for the Company's Rensselaer cogeneration facility) has indicated that, absent significant relief from its power purchase arrangements with independent power producers (including the Company's Rensselaer facility), it may be forced either to file voluntary bankruptcy or attempt to condemn and purchase the cogeneration facilities through eminent domain. The Company intends to oppose any efforts by NIMO to nullify its Contract with the Rensselaer project.

FERC Order No. 636

Under Order No. 636, pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including LG&E. During 1995, LG&E paid and began recovering from its customers approximately $4.8 million in transition costs under Order No. 636. It is estimated that about $1.4 million in additional transition costs will be incurred by LG&E during 1996 and about $1.3 million in 1997, and these costs are also expected to be recovered from customers. See FERC Order No. 636 under Note 16 of Notes to Financial Statements under Item 8 for further discussion.

FUTURE OUTLOOK

Business Realignment

Effective December 15, 1995, the Company modified its organizational structure. The changes are designed to facilitate decision making, improve response to customers and better align operating units with the changing competitive marketplace. Four operating divisions were established (see next page):

         Distribution Services Division - which includes the distribution resources of Louisville Gas and Electric
         Company (LG&E), is responsible for expanding and developing the distribution businesses and investing in enhanced service offerings behind the customer's meter.

         Gas Marketing Division - primarily consists of the businesses of LG&E Natural, which markets gas throughout the United States and Canada.

         Power Marketing Division - which includes LG&E Power
         Marketing Inc. (LPM), and is responsible for project development and the marketing and sale of wholesale power throughout the United States.

         Power Generation Division - which includes the generation resources of LG&E, LG&E Power Inc. (LPI), and LG&E International Inc. (LII), has responsibility for all utility and non-utility power plant operations, asset management and development functions both domestically and internationally.

Wholesale power will continue to be marketed and brokered by LPM, a wholly-owned subsidiary of the Company. LPM was among the first utility-affiliated marketers in the country to secure FERC approval to sell power at market-based rates and engage in wholesale power marketing activities. During 1995, its first full year of operations, LPM sold or brokered 1.8 million megawatt-hours of power in 30 states. This volume of activity placed LPM among the five largest marketers of wholesale energy in 1995 and the largest seller affiliated with a regulated electric utility. LPM is predicting that the market for electric energy will expand and its revenues will increase in future years.

In addition, LPI has reduced its capability to construct power generation facilities consistent with the trend of lower construction activity within the independent power industry. LPI expects its development and power marketing activities to be the major source of revenue in the future.

The realignment does not affect the Company's legal structure, regulation of LG&E by the Commission or the Company's status as an exempt holding company.



Gas Marketing and Related Services

Through infusions of working capital and other financial support, the Company has enhanced LG&E Natural's ability to secure trade credit for natural gas purchases. This has enabled LG&E Natural to significantly increase levels of natural gas marketing and management expects this trend to continue in the foreseeable future.

International Projects

In November 1994, the Company announced that one of its subsidiaries, LII, had formed a joint venture to build and operate a natural-gas-fired power plant in north central Argentina. The plant was completed in 1995 and is scheduled for commercial operation in early 1996. The other partners in the project are Sideco Americana, S.A., an Argentine engineering and construction company, and Charter Oak Energy, Inc., a non-utility subsidiary of Northeast Utilities. In 1995, LII also invested $4.5 million into a partnership that acquired a 44% interest in a 30 Mw wind facility in Tarifa, Spain. The partners in the project include Kenetech International, Ltd. and other local Spanish companies. The Company intends to continue to pursue international development opportunities that have an acceptable level of risk and a reasonable rate of return.

Tennessee Gas Pipeline Company

During the last quarter of 1995, LG&E negotiated a five-year transportation agreement with Tennessee Gas Pipeline Company (Tennessee) to become LG&E's second natural gas pipeline transporter. The agreement with Tennessee becomes effective November 1, 1996. For many years, Texas Gas Transmission Corporation has been the sole provider of gas transport services to LG&E.

Union Contract

On December 8, 1995, members of the International Brotherhood of Electrical Workers Local 2100 ratified a new three-year collective bargaining agreement with LG&E which covers approximately 1600 LG&E Employees. The Contract provides wage and employment protection for employees participating in the Company's continuous improvement initiative, greater workforce flexibility to help the Company respond to growing competition, and improved retirement benefits.

Competition

The Company has taken many steps to prepare for the expected increase in competition in its regulated and non-regulated energy services businesses, including a reduction in the number of employees; aggressive cost cutting; a write-off of previously deferred expenses; an increase in focus on commercial and industrial customers; an increase in employee involvement and training; a major realignment and formation of new business units, and a modification of its organization structure. With these steps, the Company is preparing for increased competition in both the regulated and non-regulated energy services industries.

ITEM 8.  Financial Statements and Supplementary Data.

                          LG&E Energy Corp. and Subsidiaries
                          Consolidated Statements of Income
                        (Thousands of $ Except Per Share Data)

                                                                       Years Ended December 31
                                                                 1995           1994           1993
                                                                 ----           ----           ----
REVENUES:
   Electric utility                                        $  571,086       $559,327       $571,627
   Refund - Trimble County Settlement (Note 17).......       (28,300)              -              -
   Gas utility........................................        181,126        200,129        204,915
   Non-utility........................................        650,768         70,207        123,485
                                                            ---------       --------       --------
     Total revenues (Note 1)..........................      1,374,680        829,663        900,027
                                                            ---------       --------       --------
COST OF REVENUES:
   Fuel and power purchased...........................        154,832        153,356        166,664
   Gas supply expenses................................        110,738        131,561        139,054
   Non-utility........................................        624,160         57,617        103,217
                                                            ---------       --------       --------
Total cost of revenues (Note 1).......................        889,730        342,534        408,935
                                                            ---------       --------       --------
Gross profit..........................................        484,950        487,129        491,092

OPERATING EXPENSES:
Operation and maintenance:
   Utility............................................        203,284        202,123        201,300
   Non-utility........................................         39,874         24,629         26,535
Depreciation and amortization.........................         94,393         84,173         82,660
Non-recurring charges (Note 8)........................              -         48,743              -
                                                            ---------       --------       --------
     Total operating expenses                                 337,551        359,668        310,495
                                                            ---------       --------       --------

Equity in earnings of joint ventures (Note 7)                  28,158         12,883          8,525
                                                            ---------       --------       --------

OPERATING INCOME......................................        175,557        140,344        189,122

Other income and (deductions) (Note 12) ..............          5,389         13,718       (1,727)
Contribution to charitable foundation (Note 8)........              -         15,000              -
Interest charges......................................         47,511         43,011         48,210
                                                            ---------       --------       --------
Income from continuing operations before income taxes         133,435         96,051        139,185
Income taxes (Note 11)................................         44,294         33,394         52,379
                                                            ---------       --------       --------
Income from continuing operations before preferred
dividends.............................................         89,141         62,657         86,806

Preferred dividends                                             6,311          5,828          5,981
                                                            ---------       --------       --------

INCOME FROM CONTINUING OPERATIONS                              82,830         56,829         80,825

Income from discontinued operations, net of income
   taxes of $4,760 (Note 6)...........................              -              -          7,435
Gain on sale of discontinued operations, net of income
   taxes of $35,048 (Note 6)..........................              -         51,805       -      -
                                                            ---------       --------       --------
Income before cumulative effect of change in
   accounting principle...............................         82,830        108,634         88,260

Cumulative effect of change in accounting for post-employ-
   ment benefits, net of income taxes of $2,280 (Note 10)           -       (3,369)               -
                                                            ---------       --------       --------

NET INCOME............................................      $  82,830       $105,265       $ 88,260
                                                            ---------       --------       --------
                                                            ---------       --------       --------

Average common shares outstanding                              33,053         32,991         32,689

Earnings per share of common stock:
   From continuing operations.........................          $2.51          $1.72          $2.47
   From discontinued operations.......................              -              -            .23
   Gain on sale of discontinued operations............              -           1.57              -
   Cumulative effect of accounting change.............              -         (.10)               -
                                                            ---------       --------       --------
     Total............................................          $2.51          $3.19          $2.70
                                                            ---------       --------       --------
                                                            ---------       --------       --------


 The accompanying notes are an integral part of these financial statements.

                          LG&E Energy Corp. and Subsidiaries
                             Consolidated Balance Sheets
                                   (Thousands of $)

                                                                                    December 31
                                                                                1995           1994
                                                                                ----           ----
ASSETS:
Utility plant, at original cost:
    Electric.............................................................     $2,160,062       $2,115,635
    Gas..................................................................        305,609          282,793
    Common...............................................................        133,189          139,467
                                                                              ----------       ----------
      Gross utility plant................................................      2,598,860        2,537,895
    Less:  reserve for depreciation......................................        934,942          881,861
                                                                              ----------       ----------
      Net utility plant..................................................      1,663,918        1,656,034
                                                                              ----------       ----------

Other property and investments - less reserve:
    Investments in affiliates (Note 7)...................................        123,338          115,420
    Non-utility property and plant, net (Note 2).........................        173,410            2,802
    Other (Notes 1 and 9)................................................         23,720           50,681
                                                                              ----------       ----------
      Total other property and investments...............................        320,468          168,903
                                                                              ----------       ----------

Current assets:
    Cash and temporary cash investments..................................         80,144           49,407
    Marketable securities (Note 9).......................................         29,060           89,431
    Accounts receivable - less reserve of $6,269 in 1995
    and $1,539 in 1994                                                           314,153           97,927
    Materials and supplies - primarily at average cost:
      Fuel (predominantly coal)..........................................         14,996           13,869
      Gas stored underground.............................................         47,530           31,354
      Other..............................................................         34,384           37,299
    Prepayments and other................................................         27,245            4,020
                                                                              ----------       ----------
      Total current assets...............................................        547,512          323,307
                                                                              ----------       ----------
Deferred debits and other assets:........................................
    Regulatory assets (Note 3)...........................................         29,926           31,726
    Goodwill, net (Notes 1 and 2)........................................         46,501           14,881
    Other................................................................         20,595           22,613
                                                                              ----------       ----------
      Total deferred debits and other assets.............................         97,022           69,220
                                                                              ----------       ----------
         Total assets....................................................     $2,628,920       $2,217,464
                                                                              ----------       ----------
                                                                              ----------       ----------
CAPITAL AND LIABILITIES:
Capitalization (see statements of capitalization):
    Common equity........................................................     $  779,134       $  762,515
    Cumulative preferred stock...........................................         95,328          116,716
    Long-term debt.......................................................        646,845          662,862
                                                                              ----------       ----------
      Total capitalization...............................................      1,521,307        1,542,093
                                                                              ----------       ----------
Current liabilities:
    Long-term debt due within one year...................................         16,000                -
    Notes payable (Note 15)..............................................        173,000           32,000
    Accounts payable.....................................................        287,457           78,254
    Trimble County settlement (Note 17)..................................         29,800                -
    Common dividends declared............................................         18,369           17,746
    Accrued taxes........................................................          9,812           15,747
    Accrued interest.....................................................         11,372           13,428
    Other................................................................         42,635           34,218
                                                                              ----------       ----------
      Total current liabilities..........................................        588,445          191,393
                                                                              ----------       ----------
Deferred credits and other liabilities:
    Accumulated deferred income taxes (Notes 1 and 11)...................        233,481          187,250
    Investment tax credit, in process of amortization....................         84,037           88,779
    Accumulated provision for pensions and related benefits..............         48,427           48,126
    Customers' advances for construction.................................          9,251            8,621
    Regulatory liability (Note 3)........................................         88,242           91,492
    Other................................................................         55,730           59,710
                                                                              ----------       ----------
      Total deferred credits and other liabilities.......................        519,168          483,978
Commitments and contingencies (Note 16)                                       ----------       ----------
      Total capital and liabilities......................................     $2,628,920       $2,217,464
                                                                              ----------       ----------
                                                                              ----------       ----------

The accompanying notes are an integral part of these financial statements.

                          LG&E Energy Corp. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                   (Thousands of $)

                                                                             Years Ended December 31
                                                                         1995          1994            1993
                                                                         ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................      $  82,830     $  105,265     $  88,260
  Items not requiring cash currently:
    Depreciation and amortization..............................          94,393         84,173        82,660
    Deferred income taxes - net................................          13,113         (4,502)         (190)
    Investment tax credit - net................................          (4,742)        (4,619)       (7,821)
    Change in undistributed earnings of joint ventures.........          16,269         (7,887)       (3,968)
    Cumulative effect of change in accounting principle........               -          3,369             -
    Non-recurring charges......................................               -         48,743             -
    Gain on sale of discontinued operations....................               -        (90,878)            -
    Other......................................................           5,351         10,698        14,880
  (Increase) decrease in certain net current assets:
    Accounts receivable........................................       (161,649)         26,577       (22,409)
    Materials and supplies.....................................         (8,756)          3,280        10,671
    Trimble County settlement..................................         29,800               -             -
    Accounts payable...........................................        139,991         (32,938)       22,577
    Accrued taxes..............................................         (5,935)          4,480           288
    Accrued interest...........................................         (2,056)            564           540
    Prepayments and other......................................        (22,421)         (6,596)        2,671
  Other.........................................................        (7,106)         (4,170)       (8,828)
                                                                     ---------       ---------     ---------
    Net cash provided from operating activities................        169,082         135,559       179,331
                                                                     ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities....................................       (204,391)       (318,450)      (38,398)
    Proceeds from sales of securities..........................        319,731         190,636        27,301
    Construction expenditures..................................       (104,527)        (96,258)      (99,999)
    Acquisition of LG&E Natural Inc., net of cash..............
     and temporary cash investments acquired (Note 2).........        (146,104)              -             -
    Investment in affiliates (Note 7)..........................        (34,045)        (44,292)            -
    Proceeds from sale of discontinued operations..............              -         170,000             -
    Sale of capital asset......................................              -               -        91,076
                                                                     ---------       ---------     ---------
      Net cash used for investing activities...................       (169,336)        (98,364)      (20,020)
                                                                     ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock...................................          2,711           2,025        23,941
    Issuance of preferred stock................................              -               -        24,716
    Issuance of first mortgage bonds and pollution control
    bonds                                                               39,914               -       198,918
    Redemption of preferred stock..............................        (22,108)              -       (25,558)
    Retirement of first mortgage bonds and pollution control
    bonds                                                              (43,579)              -      (231,876)
    Repayment of short-term borrowings.........................       (119,632)        (20,000)      (38,000)
    Short-term borrowings......................................        245,315          32,000             -
    Payment of common dividends................................        (71,630)        (69,190)      (66,072)
                                                                     ---------       ---------     ---------
      Net cash provided from (used for) financing activities...         30,991         (55,165)     (113,931)
                                                                     ---------       ---------     ---------
  Net increase (decrease) in cash and temporary cash investments        30,737         (17,970)       45,380

  Cash and temporary cash investments at beginning of year......        49,407          67,377        21,997
                                                                     ---------       ---------     ---------
  Cash and temporary cash investments at end of year............     $  80,144       $  49,407     $  67,377
                                                                     ---------       ---------     ---------
                                                                     ---------       ---------     ---------
  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Income taxes.............................................      $  37,771       $  81,468     $  58,014
      Interest on borrowed money...............................         48,916          41,042        47,389


The accompanying notes are an integral part of these financial statements.

                           LG&E Energy Corp. and Subsidiaries
                      Consolidated Statements of Capitalization
                                   (Thousands of $)

                                                                                            December 31
                                                                                        1995           1994
                                                                                        ----           ----
COMMON EQUITY:
  Common stock, without par value -
    Authorized 75,000,000 shares, outstanding 33,097,383
    shares in 1995 and 33,015,951 shares in 1994 (Note 13)                               $  463,705     $  460,980
Common stock expense                                                                           (928)          (914)
Unrealized loss on marketable securities, net of income
  taxes $328 in 1995 and $2,980 in 1994 (Note 9)                                               (573)        (4,623)
Retained earnings                                                                           316,930        307,072
                                                                                         ----------     ----------
       Total common equity                                                                  779,134        762,515
                                                                                         ----------     ----------
CUMULATIVE PREFERRED STOCK (Note 13):
  Redeemable on 30 days notice by Louisville Gas and Electric
    Company, except $5.875 series

                                                                              Current
                                                                Shares       Redemption
                                                             Outstanding       Price
                                                             -----------     ----------
$25 par value, 1,720,000 shares authorized -
   5% series................................................    860,287         $ 28.00      21,507        21,507
   7.45% series.............................................         -               -            -        21,453
Without par value, 6,750,000 shares authorized -
   Auction rate.............................................    500,000          100.00      50,000        50,000
   $5.875 series............................................    250,000   Not redeemable     25,000        25,000
Preferred stock expense.............................................................         (1,179)       (1,244)
                                                                                         ----------    ----------
   Total cumulative preferred stock.................................................         95,328       116,716
                                                                                         ----------    ----------
LONG-TERM DEBT (Note 14):
  First mortgage bonds -
   Series due June 1, 1996, 5 5/8%..................................................              -        16,000
   Series due June 1, 1998, 6 3/4%..................................................        20,000         20,000
   Series due July 1, 2002, 7 1/2%..................................................        20,000         20,000
   Series due August 15, 2003, 6%...................................................        42,600         42,600
   Pollution control series:
   J due July 1, 2015, 9 1/4%.......................................................             -         40,000
   K due December 1, 2016, 7 1/4%...................................................        27,500         27,500
   L due December 1, 2016, 7 1/4%...................................................        22,500         22,500
   N due February 1, 2019, 7 3/4%...................................................        35,000         35,000
   O due February 1, 2019, 7 3/4%...................................................        35,000         35,000
   P due June 15, 2015, 7.45%.......................................................        25,000         25,000
   Q due November 1, 2020, 7 5/8%...................................................        83,335         83,335
   R due November 1, 2020, 6.55%....................................................        41,665         41,665
   S due September 1, 2017, variable................................................        31,000         31,000
   T due September 1, 2017, variable................................................        60,000         60,000
   U due August 15, 2013, variable..................................................        35,200         35,200
   V due August 15, 2019, 5 5/8%....................................................       102,000        102,000
   W due October 15, 2020, 5.45%....................................................        26,000         26,000
   X due April 15, 2023, 5.90%......................................................        40,000              -
                                                                                        ----------     ----------
      Total long-term bonds outstanding                                                    646,800        662,800
  Unamortized premium on bonds                                                                  45             62
                                                                                        ----------     ----------
    Total long-term debt                                                                   646,845        662,862
                                                                                        ----------     ----------
Total capitalization                                                                    $1,521,307     $1,542,093
                                                                                        ----------     ----------
                                                                                        ----------     ----------

The accompanying notes are an integral part of these financial statements.

                          LG&E Energy Corp. and Subsidiaries
                     Consolidated Statements of Retained Earnings
                                   (Thousands of $)

                                                                                 Years Ended December 31
                                                                        1995               1994             1993
                                                                        ----               ----             ----
Balance January 1 . . . . . . . . . . . . . . . . . . . . . . .     $307,072           $271,606         $251,121
Add net income. . . . . . . . . . . . . . . . . . . . . . . . .       82,830            105,265           88,260
Deduct:  Cash dividends declared on common stock
              ($2.185 per share in 1995, $2.115 in 1994, and
              $2.045 in 1993) . . . . . . . . . . . . . . . . .       72,253             69,799           66,957
              Preferred stock redemption expense. . . . . . . .          719                   -             818
                                                                    --------             -------        --------
Balance December 31 . . . . . . . . . . . . . . . . . . . . . .     $316,930            $307,072        $271,606
                                                                    --------            --------        --------
                                                                    --------            --------        --------

The accompanying notes are an integral part of these financial statements.



                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE AND BASIS OF CONSOLIDATION. LG&E Energy Corp. is the parent holding company of Louisville Gas and Electric Company (LG&E), LG&E Energy Systems Inc. (Energy Systems) and LG&E Gas Systems Inc. (Gas Systems), collectively referred to herein as the "Company." LG&E is a regulated electric and gas public utility engaged in the generation, transmission, distribution, and sale of electric energy and the storage, distribution and sale of natural gas in Louisville and adjacent areas in Kentucky. LG&E Power Inc. (LPI) and LG&E International Inc. (LII) are wholly-owned non-utility subsidiaries of Energy Systems engaged in the design, development, operation and maintenance of power generation facilities. LG&E Power Marketing Inc. (LPM), a subsidiary of LPI, is engaged in the marketing and brokering of wholesale electric power. Operations of Energy Systems' subsidiaries are located throughout the United States and also include investments in Spain and Argentina. LG&E Natural Inc. (LG&E Natural) formerly Hadson Gas Services Inc., a wholly-owned non-utility subsidiary of Gas Systems, is primarily involved in the marketing, gathering, processing, storage and transportation of natural gas. LG&E Natural operates throughout the United States and in Alberta, Canada serving a diversified base of industrial customers and local distribution companies.

The consolidated financial statements include the accounts of LG&E Energy Corp., LG&E, Energy Systems and Gas Systems and their respective wholly-owned subsidiaries. All significant intercompany items and transactions have been eliminated from the consolidated financial statements. Certain reclassification entries have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation with no impact on previously reported earnings. The Company is exempt from regulation as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

The consolidated financial statements for 1993 include the results of financial transactions associated with Energy Systems' 36.5% partnership interest in Natural Gas Clearinghouse (NGC), a natural gas marketing company based in Houston, Texas, which was acquired in 1992 and sold in January 1994. See Note 6 of Notes to Financial Statements under Item 8, Discontinued Operations.

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

DEPRECIATION AND AMORTIZATION. Utility depreciation is provided on the straight-line method over the estimated service lives of depreciable plant. The amounts provided for LG&E in 1995 were 3.3% (3.2% electric, 3.3% gas, and 6% common); for 1994, 3.3% (3.2% electric, 3.3% gas, and 5% common); and for 1993, 3.3% (3.2% electric, 3.2% gas, and 5% common). Depreciation of non-utility plant and equipment is based on the straight-line method over periods ranging from 3 to 25 years. Intangible assets have been allocated to the subsidiaries' lines of business and are being amortized over periods ranging from 7 to 40 years. Intangible assets include certain favorable gas contracts and goodwill purchased in the acquisitions of LG&E Natural and LPI.

CASH AND TEMPORARY CASH INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments are carried at cost, which approximates fair value.

FINANCIAL INSTRUMENTS. The Company uses various exchange-traded and over-the-counter financial instruments in its natural gas marketing activities to hedge its exposure to changes in the prices it receives and pays for natural gas, and for trading purposes. The Company also uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt, and it uses exchange-traded U.S. Treasury note and bond futures to hedge its exposure to fluctuations in the value of its investments in the preferred stocks of other companies.

Gains and losses on natural gas financial instruments used to hedge anticipated commitments to buy and sell natural gas are initially deferred in other current assets or liabilities, and then charged or credited to non-utility revenues or non-utility cost of revenues when the hedged transaction occurs. Gains and losses on natural gas financial instruments used for trading purposes are included in non-utility revenues based on changes in the market values of such instruments. Margin deposits on natural gas futures are included in other current assets. Premiums paid for outstanding natural gas options purchased are included in other current assets, and premiums received for outstanding natural gas options sold are included in other current liabilities. The Company began using natural gas financial instruments in May 1995, when it acquired LG&E Natural.

Gains and losses on U.S. Treasury note and bond futures used to hedge investments in preferred stocks are initially deferred and classified as unrealized loss on marketable securities in common equity and then charged or credited to other income and deductions when the securities are sold. Gains and losses on interest-rate swaps are reflected in interest charges monthly. See
Note 4 of Notes to Financial Statements under Item 8, Financial Instruments.

DEFERRED INCOME TAXES. Deferred income taxes have been provided for all book-tax temporary differences.

The Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS No. 109) January 1, 1993. Regulatory assets and liabilities have been established to recognize the future revenue requirement impact from the deferred income taxes which were not immediately recognized in operating results because of ratemaking treatment. The adoption of SFAS No. 109 did not have a material impact on the results of operations or financial position for either the regulated or non-regulated companies.

INVESTMENT TAX CREDITS. Investment tax credits resulted from provisions of the tax law that permitted a reduction of the Company's tax liability based on credits for certain construction expenditures. Investment tax credits deferred and charged to income in prior years are being amortized to income over the estimated lives of the related property that gave rise to the credits.

DEBT PREMIUM AND EXPENSE. Utility debt premium and expense are amortized over the lives of the related debt issues, consistent with regulatory practices.

REVENUE RECOGNITION. Utility revenues are recorded based on service rendered to customers through month end. LG&E accrues an estimate for unbilled revenues from the date of each meter reading date to the end of the accounting period. Effective January 1, 1994, under an agreement approved by the Public Service Commission of Kentucky (Kentucky Commission or Commission), LG&E implemented a demand side management program and a "decoupling mechanism," which allows LG&E to recover a predetermined level of revenue on electric and gas residential sales. See Management's Discussion and Analysis, Rates and Regulation, for further discussion. Gas marketing and power marketing revenues are recognized when natural gas is transported or electric energy is transmitted to customers. The Company recognizes revenues from non-utility construction activities using the percentage of completion method of accounting.

FUEL AND GAS COSTS. The cost of fuel for electric generation is charged to expense as used, and the cost of gas supply is charged to expense as delivered to the distribution system.

GAS STORED UNDERGROUND. The costs of natural gas inventories are included in gas stored underground in the balance sheets as of December 31, 1995, and 1994. Utility and non-utility gas inventories were $32 million and $16 million, respectively, at December 31, 1995. Prior to 1995, gas stored underground consisted solely of utility gas inventories. LG&E accounts for gas inventories using the average-cost method. Non-utility gas inventories are stated at the lower of average cost or market.

MANAGEMENT'S USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 16 of Notes to Financial Statements under Item 8, Commitments and Contingencies, for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS.

LONG-LIVED ASSETS. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121), effective for fiscal years beginning after December 15, 1995. The Company plans to adopt the provisions of SFAS No. 121 in the first quarter of 1996. The new standard requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing such impairment reviews, companies will be required to estimate the sum of future cash flows from an asset and compare such amount to the asset's carrying amount. Any excess of carrying amount over expected cash flows will result in a possible write-down of an asset to its fair value. Based on current operating conditions, legal requirements and regulatory environment, the Company does not expect adoption of SFAS No. 121 to have a material adverse impact on its financial position or results of operations.

STOCK-BASED COMPENSATION. In October 1995, Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123) was issued. SFAS No. 123 encourages, but does not require, companies to measure and record as compensation expense the fair value of stock-based compensation granted to employees, directors, and others. The new standard permits companies electing not to record compensation expense for these arrangements to provide disclosures of net income and earnings per share as if the compensation expense had been recorded. The Company will adopt SFAS No. 123 in the first quarter of 1996 as required and will elect the disclosure option.

NOTE 2 - ACQUISITION OF LG&E NATURAL INC.

On May 15, 1995, Gas Systems acquired all of the outstanding common stock of Hadson Corporation, now known as LG&E Natural Inc., a company engaged in natural gas marketing, gathering and processing, for $143 million, plus transaction-related costs and expenses. The Company accounted for the acquisition as a purchase, and the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. Approximately $33.4 million of goodwill was recorded.

A summary of the estimated fair value of the net assets acquired follows (in thousands of $):


     Fair value of assets acquired                    $279,534
     Liabilities assumed                               136,423
                                                      --------
     Cash paid, excluding transaction costs            143,111
     Cash and cash equivalents acquired                  4,924
                                                       -------
     Net cash paid, excluding transaction costs        138,187
     Transaction costs                                   7,917
                                                       -------
     Net cash paid                                    $146,104
                                                      --------
                                                      --------

LG&E Natural's revenues, cost of revenues, and operating expenses since the date of acquisition are classified as non-utility in the 1995 statement of income. LG&E Natural's operations did not have a material impact on consolidated gross profit or operating income in 1995.

LG&E Natural's property and equipment and favorable gas contracts are included in the balance sheet under non-utility property and plant at December 31, 1995.

NOTE 3 - RATES AND REGULATORY MATTERS

Accounting for the regulated utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by the Federal Energy Regulatory Commission (FERC) and the Kentucky Commission. LG&E is subject to Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION (SFAS No. 71). Under SFAS No. 71, certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be reflected as income are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and expected flowback of deferred credits is generally based on specific ratemaking decisions or precedent for each item. The following regulatory assets and liabilities were included in the consolidated balance sheets as of December 31 (in thousands of $; see next page):

                                                     1995           1994
                                                     ----           ----
     Unamortized loss on bonds                   $ 16,443       $ 15,704
     Unamortized extraordinary retirements          6,935          9,752
     Manufactured gas sites                         3,220          3,149
     Other                                          3,328          3,121
                                                 --------       --------
     Total regulatory assets                       29,926         31,726
     Deferred income taxes - net                  (88,242)       (91,492)
                                                 --------       --------
     Regulatory assets and liabilities - net     $(58,316)      $(59,766)
                                                 --------       --------
                                                 --------       --------

Substantially all of LG&E's regulatory assets are being recovered through rates charged to customers. LG&E expects to seek regulatory approval to recover any remaining regulatory assets in its next general rate case.

ENVIRONMENTAL COST RECOVERY. LG&E filed an application with the Kentucky Commission in October 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs incurred to comply with federal, state, and local environmental requirements. On April 6, 1995, the Commission approved the surcharge with modifications. The surcharge became effective on May 1, 1995. LG&E recovered $3.2 million in 1995 and expects to recover an additional $5.7 million in 1996 through the surcharge.

An appeal of the Commission's April 6 order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. The intervenors are contesting the validity of the order on several grounds, including the constitutionality of the Kentucky statute that authorizes the surcharge. LG&E is vigorously contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations. See Rates and Regulation under Management's Discussion and Analysis for a further discussion.

NOTE 4 - FINANCIAL INSTRUMENTS

INSTRUMENTS USED IN HEDGING ACTIVITIES. The Company uses exchange-traded and over-the-counter (OTC) futures, options and swap contracts to hedge its exposure to changes in natural gas prices, valuation of investments in marketable securities and changes in interest rates on variable rate debt. Futures reduce exposure to fluctuations in pricing for natural gas and marketable securities as of a future delivery date. Swaps allow the Company to change certain fixed-price commitments to indexed or floating prices and change certain floating or index-based pricing to fixed-price commitments. Options give the Company or other counterparties the right, but not the obligation, to purchase or sell natural gas for a predetermined price at a specified future delivery date.

The following summarizes the Company's use of financial instruments for hedging purposes at December 31, 1995 (in millions of $; see next page):


                                        Notional Amount/
     Category                           Maturity                    Cost(a)
     --------                           --------                    -------
     NATURAL GAS - notional amounts
     are stated in billions of cubic
     feet (BCF):

     Natural gas futures, options
     and swaps - open positions:

     Short/sell positions               38 BCF, delivery dates      $(.1)
                                        from January 1996 to
                                        November 1998

     Long/buy positions                 60 BCF, delivery dates        .4
                                        from January 1996 to
                                        October 1998

                                                                    ------
                                        Total                       $ .3
                                                                    ------
                                                                    ------

     MARKETABLE SECURITIES AND DEBT:

     Exchange-traded U.S Treasury       $7.8 million, matures
     note and bond futures              March 1996                     -

     OTC interest rate swaps            $15 million, matures           -
                                        September 1997;
                                        $15 million, matures
                                        September 1999

(a)Cost represents net premiums paid or (received) for options.

The natural gas hedge instruments presented above are used to reduce exposure to price risk caused by market fluctuations and price differences among geographic regions resulting from changing supply and demand patterns and transportation costs. The exchange-traded U.S. Treasury note and bond futures reduce the Company's exposure to changes in the market value of investments in preferred stock caused by movement in market interest rates. The OTC interest rate swaps reduce the Company's exposure to changes in interest rates by converting $30 million of Series S variable rate Pollution Control Bonds to an average fixed rate of 4.55%. Average variable rates received based upon the JJ Kenny index were 3.87%, 2.84% and 2.38% in 1995, 1994 and 1993, respectively.

Deferred gross losses at December 31, 1995, on closed hedging financial instruments amounted to $1.8 million for short positions and $.7 million for long positions. The underlying transactions related to these deferred losses are anticipated to be completed during 1996. Initial margin requirements and daily margin calls for exchange-traded futures are met in cash and all transactions are settled in cash or through delivery of the underlying commodity.

INSTRUMENTS USED IN TRADING ACTIVITIES. The Company began using exchange-traded and OTC natural gas futures, options and swap contracts for trading purposes in the latter part of 1995. The nature of these instruments is identical to the descriptions contained above under hedging activities.

The following summarizes the Company's use of financial instruments for trading purposes at December 31, 1995 (in millions of $; see next page):


                                      Notional Amount/
    Category                          Maturity                        Cost(a)
    --------                          --------                        ----

    Natural gas futures, options
    and swaps - open positions:

    Short/sell positions          287 BCF, delivery dates            $ (8.9)
                                  from January 1996 to
                                  December 1998

    Long/buy positions            308 BCF, delivery dates               7.8
                                  from January 1996 to
                                  December 1998
                                                                     ------
                                  Total                              $ (1.1)
                                                                     ------
                                                                     ------

    (a)  Cost represents net premiums paid or (received) for options.

During the year, the Company recorded a net gain of $4.4 million from trading activities. The average fair values of these instruments varied during 1995. The highest monthly average fair values of these instruments, which occurred in December 1995, included assets of $148 million and liabilities of $143.6 million.

Use of financial instruments for hedging and trading purposes exposes the Company to market risk and credit risk. Market risk is the potential loss created by a change in the market value of a financial instrument. Current operating policies and procedures, which are subject to continuing review and enhancement, are designed to employ probabilistic and other techniques to allow management to evaluate market risks and take mitigating action. See Note 5 of Notes to Financial Statements under Item 8, Concentrations of Credit and Other Risk, for a discussion of credit risk.

FAIR VALUES OF FINANCIAL INSTRUMENTS. The carrying amounts of cash, accounts receivable, notes payable, and accounts payable reflected on the consolidated balance sheets approximates the fair value of these instruments due to the short duration to maturity. The fair value for certain of the Company's investments and debt are estimated based on quoted market prices for those or similar instruments. Investments for which there are no quoted market prices are stated at cost because a reasonable estimate of fair value cannot be made without incurring excessive costs. The fair value of exchange-traded financial instruments reflects market prices reported by the exchanges. Fair values of certain OTC instruments such as options and swaps are based on price quotes obtained from dealers or assumptions used by management in industry accepted pricing models. Fair value estimates are made at a certain point in time and changes in assumptions, economic conditions, risk characteristics of various instruments and other factors could cause significant changes in these estimates.

The fair value information contained herein is based on all financial instruments used by the Company except those that could be settled with the underlying commodity (primarily natural gas). Such information does not include an assessment of assets and liabilities that are not financial instruments, such as property and equipment or other assets and liabilities. Accordingly, these fair value disclosures are not intended to present a valuation of the Company taken as a whole.

The cost and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 follow (in thousands of $; see next page):


                                                     1995                          1994
                                                     ----                          ----
                                                                 Fair                         Fair
                                             Cost               Value          Cost          Value
                                             ----               -----           ----          -----
   Marketable securities                 $ 29,961            $ 29,060       $ 93,849       $ 89,431
   Long-term investments:
     Practicable to estimate
       fair value                               -                   -         53,323         50,138
     Not practicable                        4,083               4,083            515            515
   Preferred stock subject
     to mandatory redemption               25,000              25,000         25,000         22,125
   Long-term debt                         662,800             688,977        662,800        648,697
   Natural gas options,
     and swaps                               (831)(a)           2,963(b)           -              -
   U.S. Treasury note and
     bond futures                               -                (187)(b)          -           (710)
   OTC interest rate swaps                      -                (522)             -            965


   (a) Cost represents net premiums paid or (received) for options.
   (b) Gains and losses realized on the future sale or purchase of the underlying natural gas and marketable securities will generally offset the deferred losses and unrealized gains and losses shown above.

See Note 5 of Notes to Financial Statements under Item 8, Concentrations of Credit and Other Risk, for a discussion of credit risk as it pertains to certain of the above financial instruments.

NOTE 5 - CONCENTRATIONS OF CREDIT AND OTHER RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on- or off-balance sheet) relate to groups of customers or counterparties that have similar economic or industry characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant loss exposure to any individual customer or counterparty.

LG&E's customer receivables and gas and electric revenues arise from deliveries of natural gas to approximately 272,000 customers and electricity to approximately 346,000 customers in Louisville and adjacent areas in Kentucky. For the year ended December 31, 1995, 75% of total utility revenue was derived from electric operations and 25% from gas operations.

LG&E Natural's customer receivables relate primarily to sales of natural gas and related services to industrial customers, public authorities, utilities and resellers. Credit terms, typical of industry standards, are of a short-term nature and may include letters of credit.

Credit risk exists from LG&E Natural's use of financial instruments such as over-the-counter swap agreements and option contracts to purchase and sell natural gas. See Note 4 of Notes to Financial Statements under Item 8, Financial Instruments, for further discussion. LG&E Natural is exposed to credit risk in the event of nonperformance by counterparties to these agreements. LG&E Natural maintains credit policies with regard to its counterparties that management believes significantly mitigate overall credit risk. These policies include thorough review of counterparties' financial condition, credit rating and letters of credit. Other performance guarantees are obtained when appropriate.

The financial position and results of operations of the domestic joint ventures described in Note 7, Investments in Joint Ventures, are dependent upon the continuation of long-term power sales contracts with neighboring utilities.

LG&E's operation and maintenance employees are members of the International Brotherhood of Electrical Workers (IBEW) Local 2100 which represents approximately one-half of the Company's workforce. LG&E's collective bargaining agreement with IBEW employees expires in November 1998.

NOTE 6 - DISCONTINUED OPERATIONS

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

NOTE 7 - INVESTMENTS IN JOINT VENTURES

The Company's investments in joint ventures reflect interests in general partnerships and foreign entities held by LG&E Power Inc. (LPI) and LG&E International Inc. (LII) in electric power and steam producing plants. These investments are accounted for using the equity method. The Company's investments in these joint ventures were $123.3 million and $115.4 million at December 31, 1995 and 1994, respectively.

The fuel type and ownership percentages of joint ventures are summarized below:

                                                           Fuel Type  % Owned
                                                           ---------  -------
       Babcock - Ultrapower West Enfield                        Wood      17
       Babcock - Ultrapower Jonesboro                           Wood      17
       LG&E Westmoreland - Southampton                          Coal      50
       LG&E Westmoreland - Altavista                            Coal      50
       LG&E Westmoreland - Hopewell                             Coal      50
       LG&E Westmoreland - Rensselaer                    Natural Gas      50
       Westmoreland - LG&E Partners                             Coal      50
       Windpower Partners 1993                                  Wind      50
       Windpower Partners 1994                                  Wind      25
       Central Termica San Miguel de Tucuman, S.A.       Natural Gas      33
       KW Tarifa, S.A.                                          Wind      44

The Company's carrying amount exceeded the underlying equity in joint ventures by $26.4 million and $33.2 million at December 31, 1995, and 1994, respectively. The difference represents adjustments to reflect the fair value of the underlying net assets acquired in 1991, in conjunction with the purchase of LPI, and related goodwill.

During 1995, LII invested $13.3 million in a natural gas-fired generation facility in Tucuman, Argentina and $4.5 million in a wind power project in Tarifa, Spain.

In August 1995, LPI redeemed its 50% ownership interest in UC Operating Services
(UCOS), a partnership with Constellation Energy, Inc. formed to provide operation and maintenance services to independent power production facilities. LPI purchased for $3.2 million the existing operation and maintenance contracts and certain net assets relating to the facilities in which they have an ownership interest. The operation and maintenance contracts have remaining terms ranging from 21 to 24 years. LPI is amortizing consideration paid for the contracts over a similar period.

In June 1995, Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro, two partnerships which are 17%-owned by LPI, sold power purchase contracts to Bangor Hydro-Electric Company. Subsequent to the sale, the partnerships reduced the carrying amounts of their remaining assets to estimated net realizable value. Equity in earnings of joint ventures in the Company's statement of income for 1995 includes $9.7 million representing LPI's interest in the gains on the sales.

NOTE 8 - NON-RECURRING CHARGES

As part of a study of its business strategy and realignment during 1994, LG&E re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Commission. As a result of this re-evaluation, LG&E wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Commission, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. The items written off include costs incurred in connection with early retirements and workforce reductions that occurred in 1992 and 1993, which consist primarily of separation payments, enhanced early retirement benefits, and health care benefits; costs associated with property damage claims pertaining to particulate emissions from its Mill Creek electric generating plant which primarily consist of spotting on automobile finish and aluminum siding; and certain costs previously deferred resulting from adoption in January 1993 of Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS. LPI recorded a reserve for $10.1 million, before taxes, for the costs related to vacating leased office space. See Operating Leases under Note 16, Commitments and Contingencies.

In the first quarter of 1994, the Board of Directors of the Company approved the formation of a tax-exempt charitable foundation (Foundation) that makes charitable contributions to qualified persons and entities. In 1994, the Company recorded a pre-tax charge against income and made an irrevocable payment of $15 million to fund the Foundation. On June 6, 1994, the Internal Revenue Service issued a letter stating that it had determined the Foundation was exempt from Federal income tax under the Internal Revenue Code.

NOTE 9 - MARKETABLE SECURITIES

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES January 1, 1994. Accordingly, the Company's marketable securities have been determined to be "available-for-sale" and are stated at market value in the accompanying consolidated balance sheets. The available-for-sale category of investments results in the classification of unrealized gains and losses on investments in common equity, net of income taxes, until such gains and losses are realized, at which time they are recognized in earnings. Proceeds from sales of available-for-sale securities in 1995 were $319,731,000, which resulted in realized gains of $3,446,000 and losses of $6,911,000, calculated using the specific identification method. Proceeds from sales of available-for-sale securities in 1994 were $190,636,000, which resulted in realized gains of $2,993,000 and losses of $5,131,000. The differences between amortized and unamortized cost basis of the Company's investments in marketable securities as of December 31, 1995, and 1994, were immaterial.

Approximate cost, fair value, and other required information about the Company's available-for-sale securities by major security type as of December 31, 1995 and 1994, follow (in millions of $):

                                                         Fixed
                                              Equity    Income     Total
                                              ------    ------     -----
     1995:
     -----
     Cost                                     $11.9     $18.0     $29.9
     Unrealized gains                            .1         -        .1
     Unrealized losses                          (.3)      (.6)      (.9)
                                              ------   -------   -------
     Fair values                              $11.7     $17.4     $29.1
                                              ------    ------    ------
                                              ------    ------    ------

     Fair values:
       No maturity                            $11.0     $   -    $ 11.0
       Maturities:
         Less than one year                      .7       6.4       7.1
         One to five years                         -      9.3       9.3
         Five to ten years                         -       .8        .8
         Over ten years                            -       .2        .2
         No single date                            -       .7        .7
                                              ------    ------    ------
     Total fair values                        $11.7     $17.4     $29.1
                                              ------    ------    ------
                                              ------    ------    ------

     1994:
     -----
     Cost                                     $39.8    $107.3    $147.1
     Unrealized gains                            .1        .4        .5
     Unrealized losses                         (4.0)     (4.0)     (8.0)
                                              ------   -------   -------
     Fair values                              $35.9    $103.7    $139.6
                                               -----    ------    ------
                                               -----    ------    ------

     Fair values:
       No maturity                            $34.5    $    -    $ 34.5
       Maturities:
         Less than one year                     1.4       5.7       7.1
         One to five years                         -     53.1      53.1
         Five to ten years                         -     11.6      11.6
         Over ten years                            -     15.7      15.7
         No single date                            -     17.6      17.6
                                              ------   -------   -------
     Total fair values                        $35.9    $103.7    $139.6
                                              ------   -------   -------
                                              ------   -------   -------

All of the Company's available-for-sale securities were classified as marketable securities at December 31, 1995. In 1994, available-for-sale securities consisted of $89.4 million classified as marketable securities and $50.1 million classified as other property and investments in the accompanying consolidated balance sheets.

NOTE 10 - PENSION PLANS AND RETIREMENT BENEFITS

PENSION PLANS. The Company has two non-contributory, defined-benefit pension plans, covering all eligible employees. Retirement benefits are based on the employee's years of service, age at retirement and compensation. The Company's policy is to fund annual actuarial costs, up to the maximum amount deductible for income tax purposes, as determined under the frozen entry age actuarial cost method. The assets of the plans consist primarily of common stocks, corporate bonds and United States government securities.

The Company also has supplemental executive retirement plans that cover officers of the Company. The plans provide retirement benefits based on average earnings during the final three or five years prior to retirement, reduced by social security benefits, any pension benefits received from plans of prior employ-ers, and by amounts received under the pension plans mentioned in the preceding paragraph. For LPI officers, retirement benefits are reduced by an equivalent pension amount derived from contributions to their 401(k) savings plan in lieu of pension plan reductions.

Pension costs were $5,768,000 for 1995, $4,996,000 for 1994, and $3,048,000 for
1993, of which approximately $761,000, $693,000, and $425,000, respectively, were charged to construction.

The components of periodic pension expense are shown below (in thousands of $):


                                                            1995           1994           1993
                                                            ----           ----           ----
     Service cost - benefits earned during the period  $  4,805        $ 5,134       $  4,730
     Interest cost on projected benefit obligation       14,761         13,377         12,314
     Actual return on plan assets                       (46,107)          (494)       (13,676)
     Amortization of transition asset                    (1,079)        (1,079)        (1,079)
     Net amortization and deferral                       33,388        (11,942)           759
                                                        --------       --------      ---------
       Net pension cost                                $  5,768       $  4,996       $  3,048
                                                        --------       --------       --------
                                                        --------       --------       --------

The funded status of the pension plans at December 31 is shown below (in thousands of $):

                                                                           1995           1994
                                                                           ----           ----
     Actuarial present value of
       accumulated plan benefits:
         Vested                                                       $169,812       $134,273
         Non-vested                                                      9,807         14,756
                                                                       --------        -------
         Accumulated benefit obligation                                179,619        149,029
         Effect of projected future compensation                        33,741         19,971
                                                                        -------        -------
         Projected benefit obligation                                  213,360        169,000
         Plan assets at fair value                                     209,931        161,299
                                                                        -------        -------
         Plan assets less than projected
           benefit obligation                                           (3,429)        (7,701)
         Unrecognized net transition asset                             (11,166)       (12,245)
         Unrecognized prior service cost                                29,434         24,270
         Unrecognized net gain                                         (42,937)       (35,860)
                                                                        -------        -------

     Accrued pension liability                                        $(28,098)      $(31,536)
                                                                       --------       --------
                                                                       --------       --------

The assumptions used in determining the actuarial valuations are as follows:


                                                                      1995           1994
                                                                      ----           ----
     Assumed discount rate to determine
       projected benefit obligation                                   7.5%           8.5%
     Assumed long-term rate of return
       on plan assets                                                 8.5%           8.5%
     Assumed annual rate of increase in
       future compensation levels                              3.5% - 4.0%    4.5% - 5.0%

POST-RETIREMENT BENEFITS. The Company provides certain health care and life insurance benefits for eligible retired employees. Post-retirement health care benefits are subject to a maximum amount payable by the Company. The Company adopted Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS No. 106) January 1, 1993. SFAS No. 106 requires the accrual of the expected cost of retiree benefits other than pensions during the employee's years of service with the Company. The Company is amortizing the discounted present value of the post-retirement benefit obligation at the date of adoption over 20 years. Prior to January 1, 1993, the cost of retiree health care and life insurance benefits was generally recognized when paid.

The components of the net periodic post-retirement benefit cost as calculated under SFAS No. 106 are as follows (in thousands of $):


                                                  1995     1994      1993
                                                  ----     -----     ----
      Service cost                               $  614    $  647    $  710
      Interest cost                               2,717     2,400     2,621
      Amortization of transition obligation       1,341     1,341     1,399
                                                 ------    ------    ------

      Post-retirement benefit cost               $4,672    $4,388    $4,730
                                                 ------    ------    ------
                                                 ------    ------    ------


The accumulated post-retirement benefit obligation as calculated under SFAS No. 106 at December 31 is shown below (in thousands of $):



                                                                1995        1994
                                                                ----        ----
      Retirees                                                $(19,965)    $(18,487)
      Fully eligible active employees                           (2,780)      (1,965)
      Other active employees                                   (15,267)      (9,940)
                                                              ---------    ---------
      Accumulated post-retirement benefit obligation           (38,012)     (30,392)
      Unrecognized net loss (gain)                               3,513       (3,220)
      Unrecognized transition obligation                        22,793       24,134
                                                              ---------    ---------
      Accrued post-retirement benefit liability               $(11,706)    $ (9,478)
                                                              ---------    ---------
                                                              ---------    ---------

The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 7.5% for 1995 and 8.5% for 1994. Assumed compensation increases for projected life insurance benefits for affected groups was 4% for 1995 and 5% for 1994. An assumed health care cost trend rate of 10% was assumed for 1995, gradually decreasing to 5% in ten years and thereafter.

A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by approximately $1.5 million and the annual service and interest cost by approximately $200,000. No funding has been established by the Company for post-retirement benefits.

POST-EMPLOYMENT BENEFITS. The Company adopted Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POST-EMPLOYMENT BENEFITS (SFAS
NO. 112) January 1, 1994. SFAS No. 112 requires the accrual of the expected cost of benefits to former or inactive employees after employment but before retirement. The cumulative effect of the accounting change was recorded in the first quarter of 1994 and decreased net income by $3.4 million.

EARLY RETIREMENT/WORKFORCE REDUCTION. During the last quarter of 1993, LG&E eliminated approximately 350 full-time positions. The cost of the employee reduction program was approximately $11.5 million, and consisted primarily of separation payments, enhanced early retirement benefits, and health care benefits. See Note 8 of Notes to Financial Statements under Item 8, Non-Recurring Charges.

THRIFT SAVINGS PLANS. The Company has Thrift Savings Plans under Section 401(k) of the Internal Revenue Code. Under these plans, eligible employees may defer and contribute to the plan a portion of current compensation in order to provide future retirement benefits. The Company makes contributions to the plans by matching a portion of employee's contributions according to a formula established by the plans. These costs were approximately $3,063,000 for 1995, $3,304,000 for 1994, and $3,542,000 for 1993.

NOTE 11 - FEDERAL AND STATE INCOME TAXES

Components of income tax expense from continuing operations are shown in the table below (in thousands of $):

                                                             1995        1994        1993
                                                             ----        ----        ----
      Included in Income Taxes:
           Current   - federal                            $32,526     $33,483     $45,194
                     - state                                3,397       9,032      15,196
           Deferred  - federal - net                        8,943      (4,560)        198
                     - state - net                          4,170          58        (388)
      Amortization of investment tax credit                (4,742)     (4,619)     (7,821)
                                                           -------     -------    -------
      Total                                                $44,294    $33,394     $52,379
                                                           -------    -------     -------
                                                           -------    -------     -------

Variations in income tax expense are largely attributable to changes in pre-tax income.

Provisions for deferred income taxes - net from continuing operations consist of the tax effects of the following temporary differences (in thousands of $):

                                                             1995        1994        1993
                                                             ----        ----        ----
      Depreciation and amortization                       $18,489     $20,772     $ 3,593
      Alternative minimum tax                                   -           -       5,995
      Deferred income                                         393      (2,588)     (7,295)
      Pension overfunding                                   2,094      (4,380)       (857)
      Accrued liabilities not currently deductible         (5,128)     (9,169)     (1,715)
      Other                                                (2,735)     (9,137)         89
                                                          -------     --------    -------
      Total                                               $13,113    $ (4,502)    $  (190)
                                                          -------    --------     -------
                                                          -------    --------     -------

The net provisions for deferred income taxes increased in 1995 largely due to current year funding of one of the Company's defined-benefit pension plans. Fluctuations in deferred income taxes attributable to liabilities accrued for financial reporting, which are not currently deductible on the Company's tax return, occurred in 1995 and 1994 due to the timing of when such liabilities are paid. Deferred income taxes attributable to depreciation and amortization in 1993 reflect the reversal of prior years' accumulated deferred income taxes as a result of the sale of a portion of Trimble County Unit 1. See Note 18 of Notes to Financial Statements under Item 8, Jointly Owned Electric Utility Plant, for a further discussion of the sale.

Net deferred tax liabilities resulting from book-tax temporary differences are shown below (in thousands of $; see next page):


                                                         1995                1994
                                                         ----                ----
      Deferred tax liabilities:
        Depreciation and other
          plant-related items                        $375,963            $300,881
        Other liabilities                              11,068              10,353
                                                     --------            --------
                                                     $387,031            $311,234
                                                     --------            --------

      Deferred tax assets:
        Investment tax credit                        $ 33,919            $ 35,833
        Income taxes due to customers                  32,363              33,456
        Pension overfunding                            12,758              12,207
        Deferred income                                13,179              13,251
        Accrued liabilities not currently
          deductible and other                         40,375              29,237
      Net operating loss carryforward                  20,956                   -
                                                     --------            --------

                                                     $153,550            $123,984
                                                     --------            --------

Net deferred income tax liability                    $233,481            $187,250
                                                     --------            --------
                                                     --------            --------


The 1995 increase in net deferred tax liabilities is largely due to the acquisition of LG&E Natural. When acquired by the Company, LG&E Natural had a total of $126 million of net operating loss carryforwards available. The carryforwards expire in 1997 through 2009 and are subject to an annual limitation of approximately $5.5 million under Sections 382 and 383 of the Internal Revenue Code. At December 31, 1995, LG&E Natural had a valuation allowance of $29.5 million related to deferred tax assets which will reduce goodwill if certain unrecorded net operating loss carryforwards are realized.

The Company's effective income tax rate is computed by dividing the aggregate of current income taxes, deferred income taxes-net, and the amortization of investment tax credit by income from continuing operations before income taxes. Reconciliation of the statutory federal income tax rate to the effective income tax rate for continuing operations is shown in the table below:

                                                       1995      1994      1993
                                                       ----      ----      ----
      Statutory federal income tax rate                35.0%     35.0%     35.0%
      State income taxes net of federal benefi          5.0       6.2       6.9
      Investment and other tax credits                 (4.7)     (5.6)     (5.6)
      Reduction of taxes provided in prior years       (1.3)        -         -
      Other differences - net                           (.8)      (.8)      1.3
                                                       -----      -----    -----

      Effective income tax rate                        33.2%     34.8%     37.6%
                                                       -----     -----     -----
                                                       -----     -----     -----


NOTE 12 - OTHER INCOME AND DEDUCTIONS

Other income and deductions consisted of the following at December 31 (in thousands of $):

                                                          1995        1994       1993
                                                          ----        ----       ----
      Fee income (expense)                             $   -       $ 6,092    $(1,850)
      Gains (losses) on securities - net                (3,465)     (2,138)       (54)
      Interest and dividend income                      10,195      11,690      3,112
      Gains on fixed asset disposals - net               1,089       1,772        346
      Donations                                           (356)     (1,285)    (1,255)
      Other                                             (2,074)     (2,413)    (2,026)
                                                       -------     -------    -------
      Total other income and (deductions)              $ 5,389     $13,718    $(1,727)
                                                       -------     -------    -------
                                                       -------     -------    -------

NOTE 13 - CAPITAL STOCK

Changes in shares of common stock outstanding are shown in the table below (in thousands):

                                                 1995            1994           1993
                                                -----          ------         ------
      Outstanding January 1                    33,016          32,956         32,328
      Issues under the Employee
          Common Stock Purchase
          Plan (1995, $1,354;
          1994, $1,377; 1993, $1,296)              40              41             37
      Issues under the Automatic
          Dividend Reinvestment and Stock
          Purchase Plan ($21,740)                   -               -            560
      Issues under the Omnibus
          Long-Term Incentive Plan
          (1995, $1,371; 1994, $663;
          1993, $953)                              41              19             31
                                              -------          -------       -------

      Outstanding December 31                  33,097           33,016        32,956
                                              -------          -------       -------
                                              -------          -------       -------

In 1993, the Company's Automatic Dividend Reinvestment and Stock Purchase Plan provided that reinvested dividends and optional cash payments would be used to buy shares of authorized but unissued common stock. Effective January 15, 1994, the plan was revised and reinvested dividends and optional cash payments are being used to purchase shares of the Company's common stock on the open market.

The Company has a Long-Term Incentive Plan (the Long-Term Plan) whereby, in addition to other types of stock-based and related awards, incentive and nonqualified stock options can be granted to key personnel. A total of 299,250 shares of common stock have been registered under the Long-Term Plan. In 1996, the Company's shareholders are being asked to approve the reservation of an additional 1,200,000 shares for future issuance under the Long-Term Plan. Under the nonqualified stock option portion of the Long-Term Plan, the Company may grant stock options at an exercise price approximating market value. Each option entitles the holder to acquire one share of the Company's common stock no earlier than one year from the date granted. The options generally expire ten years from the date granted.

Non-employee directors receive stock options pursuant to the Stock Option Plan for Non-Employee Directors (the Directors' Plan). A total of 250,000 shares of common stock have been registered under the Directors' Plan. Under the Directors' Plan, upon initial appointment or election to the Board, each new director, who has not been an employee or officer of the Company within the preceding three years, receives an option grant for 2,000 shares of common stock. Following this initial grant, eligible directors receive an annual grant of an option for 2,000 shares in February of each year. The terms of the options are similar to those granted under the Long-Term Plan.

Common stock equivalents resulting from the options granted under both the Long-Term Plan and the Directors' Plan would not have a material dilutive effect on reported earnings per share. See Note 1 of Notes to Financial Statements under Item 8, Summary of Significant Accounting Policies, for a discussion of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

A summary of the status of the Company's nonqualified stock options follows:

                                               Out-        Exer-            Option Price
                                             standing     cisable              per Share
                                             --------     -------            -----------
      As of December 31, 1992                104,088      54,914         $25.86 - $30.56
         Options granted and
           exercisable                        77,005      49,174         $30.56 - $39.19
         Options exercised                   (21,274)    (21,274)        $25.86 - $30.56
         Options cancelled                    (5,936)     (5,936)        $33.90 - $36.04
                                             -------     -------         ---------------

      As of December 31, 1993                153,883      76,878         $25.86 - $39.19
         Options granted and
           exercisable                       120,315      77,005         $30.56 - $39.19
         Options exercised                   (16,047)    (16,047)        $25.86 - $36.04
         Options cancelled                   (15,887)     (9,545)        $30.56 - $39.19
                                             -------     -------         ---------------

      As of December 31, 1994                242,264     128,291         $25.86 - $39.19
         Options granted and
           exercisable                        75,345      68,973         $36.15 - $39.41
         Options exercised                   (30,261)    (30,261)        $25.86 - $38.59
         Options cancelled                   (30,573)       (810)        $37.38 - $39.41
                                             -------     -------         ---------------

      As of December 31, 1995                256,775     166,193         $25.86 - $39.41
                                             -------     -------         ---------------
                                             -------     -------         ---------------

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

In December 1995, LG&E redeemed the 858,128 outstanding shares of its 7.45% Cumulative Preferred Stock with a par value of $25 per share at a redemption price of $25.75 per share.

NOTE 14 - FIRST MORTGAGE BONDS

Annual requirements for the sinking funds of LG&E's First Mortgage Bonds (other than the First Mortgage Bonds issued in connection with the Pollution Control Bonds) are the amounts necessary to redeem 1% of the highest principal amount of each series of bonds at any time outstanding. Property additions (166 2/3% of principal amounts of bonds otherwise required to be so redeemed) have been applied in lieu of cash. It is the intent of LG&E to apply property additions to meet 1996 sinking fund requirements of the First Mortgage Bonds.

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

LG&E has outstanding interest rate swap agreements totaling $30 million related to its Pollution Control Revenue Bonds, Variable Rate Series, due September 1, 2017. See Note 4 of Notes to Financial Statements under Item 8, Financial Instruments.

LG&E's First Mortgage Bonds, 5.625% Series of $16 million is scheduled to mature June 1, 1996, and the 6.75% Series of $20 million is scheduled to mature in 1998. There are no scheduled maturities of Pollution Control Bonds for the five years subsequent to December 31, 1995. The Company has no cash sinking fund requirements.

NOTE 15 - NOTES PAYABLE

At December 31, 1995 and 1994, Energy Systems had notes payable of $47 million and $32 million at weighted average interest rates of 6.13% and 6.44%, respectively. Gas Systems had notes payable of $126 million at a weighted average interest rate of 5.98% at December 31, 1995. LG&E Energy Corp. and LG&E had no notes payable at December 31, 1995, and 1994.

At December 31, 1995, lines of credit were in place totaling $600 million ($160 million for LG&E, $200 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.), for which the companies pay commitment or facility fees. These lines of credit were unused, except for the amounts mentioned above. The credit lines are scheduled to expire at various points in time from 1996 through 2000. Management expects to renegotiate these lines when they expire.

The lenders under the credit facilities for Energy Systems and Gas Systems are entitled to the benefits of Support Agreements with LG&E Energy Corp. The Support Agreements state, in substance, that LG&E Energy Corp. will provide Energy Systems and Gas Systems with the necessary funds and financial support to meet their obligations under the credit facilities.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM. The Company had commitments, primarily in connection with the construction program of LG&E, aggregating approximately $11 million at December 31, 1995. LG&E's construction expenditures for the years 1996 and 1997 are estimated to total approximately $220 million.

EQUITY FUNDING AND PERFORMANCE GUARANTEES. In connection with the financing of various power projects, Energy Systems and LPI provide equity funding commitments and guarantee the construction and performance of the projects. Ascertainable equity funding commitments were immaterial at December 31, 1995. Such commitments were $27 million at December 31, 1994. Contingent construction and project performance guarantees totaled approximately $12.3 million and $64.5 million at December 31, 1995, and 1994, respectively.

Energy Systems has provided letters of credit and various other guarantees to third parties which totaled approximately $33.7 million and $39.2 million as of December 31, 1995 and 1994, respectively.

Gas Systems has guaranteed letters of credit issued to third parties to secure certain off-balance sheet obligations (including contingent obligations) of LG&E Natural and its subsidiaries. The letters of credit securing such obligations totaled approximately $11 million at December 31, 1995.

Westmoreland Energy, Inc. (WEI) is a partner along with LPI in six cogeneration projects. Under an agreement signed on April 15, 1993, Energy Systems guaranteed (in exchange for fees and other consideration) the equity funding commitment of WEI in connection with the Roanoke Valley I, Roanoke Valley II and Rensselaer projects. In connection with that guarantee, WEI agreed to reimburse Energy Systems in the event it were ever required to perform thereunder, and WEI pledged certain of its assets to Energy Systems to secure that reimbursement obligation. Equity commitments for these projects were funded in late 1994 and 1995. There are no outstanding commitments resulting from Energy Systems' guarantee commitment, and the parties have agreed to terminate the WEI reimbursement obligation and related security interests.

The preceding equity funding and performance guarantees are subject to Support Agreements as more fully described in Note 15, Notes Payable.

PROJECT CONTINGENCIES.

SOUTHAMPTON. The Southampton plant, a 63 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company (Virginia Power) as a qualifying facility (QF) under the Public Utility Regulatory Policies Act (PURPA). The plant began commercial operation in 1992. On July 7, 1994, FERC denied the request of LG&E-Westmoreland Southampton (the Partnership) for a waiver of certain QF requirements and directed the Partnership to show cause as to why it should not be required to file new cost-based rates for its 1992 electric sales to Virginia Power.

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

In late August 1994, Virginia Power filed a motion for leave to respond to the Partnership's request for rehearing and response to request for rehearing, and a response to the Partnership's show cause order. In September 1994, the Partnership filed with FERC its answer to Virginia Power's motion and response. Also in September 1994, FERC granted itself an extension of time to act on the Partnership's request for rehearing, tolling the 30-day period in which FERC was to have acted on the Partnership's rehearing request. The parties have fully briefed and submitted to FERC their respective motions with respect to the request for rehearing and are awaiting FERC's decision. As FERC had not acted on the Partnership's request for rehearing, in December 1995, the Partnership filed with FERC a motion to request a settlement conference. Virginia Power subsequently filed a response in which it did not object to the proposed settlement conference. The parties are awaiting FERC action, but expect a settlement proceeding to be initiated in the first half of 1996.

The Company believes that FERC will grant the Partnership the relief that it is seeking and, accordingly, the ultimate resolution of the matter is not expected to have a material adverse effect on its consolidated results of operations or its financial condition. However, in light of FERC's July 7, 1994 order, and the arguable lateness of the filing of the request for rehearing one day out of time, the Company cannot predict what action FERC ultimately will take. Possible consequences from an adverse decision include refunds, third party lawsuits, and potential regulatory and other problems under PUHCA, Virginia utility law and the Federal Power Act, the scope and amount of which cannot be determined at this time.

ROANOKE VALLEY I.  The Company owns a 50% interest in Westmoreland-LG&E Partners
(WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company.
Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through December 1995, Virginia Power withheld approximately $8.5 million of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power breached the PPA in withholding such payments. In June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss WLP's complaint. In early March 1996, Virginia Power filed a motion for summary judgment, and on March 22, 1996, the court granted
Virginia Power's motion as to all counts. The Company plans to appeal the court's ruling.

In the Company's opinion, WLP is entitled to recover the capacity payments withheld by Virginia Power and should prevail in this matter ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 23 years of the PPA. However, the Company is unable to predict the outcome of this proceeding, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP.

RENSSELAER. The Company has been informed through public filings that Niagara Mohawk Power Corporation (NIMO) (which is the purchasing utility for the Company's Rensselaer cogeneration facility) has indicated that, absent significant relief from its power purchase arrangements with independent power producers (including qualifying cogenerators), it may be forced either to file voluntary bankruptcy or attempt to condemn and purchase the cogeneration facilities through eminent domain. The Company intends to oppose any efforts by NIMO to nullify its contract for the Rensselaer project.

FERC ORDER NO. 636. Prior to the implementation of Order No. 636, LG&E had purchased natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas Gas). LG&E now purchases only transportation services from Texas Gas and purchases natural gas from many other sources under contracts for varying periods of time. See Future Outlook under Management's Discussion and Analysis.

Under Order No. 636 pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including LG&E.
The Commission issued an order, based on proceedings that were held to investigate the impact of Order No. 636 on utilities and ratepayers in Kentucky, providing that transition costs assessed on utilities by the pipelines, which are clearly identifiable as being related to the cost of the commodity itself, are appropriate to be recovered from customers through the gas supply clause. During 1995, LG&E paid Texas Gas and began recovering from its customers approximately $4.8 million in transition costs. It is estimated that about $1.4 million in additional transition costs will be incurred by LG&E during 1996 and about $1.3 million in 1997, and these costs are also expected to be recovered from customers. These transition costs are billed by Texas Gas pursuant to orders issued by FERC in transition cost regulatory proceedings in which LG&E is a party. Pursuant to these FERC orders, no additional transition costs are expected to be billed after 1997.

OPERATING LEASES. LG&E Energy Corp. has an operating lease for its corporate office space with an expiration date of 1997. LG&E has an operating lease for its corporate office building that is scheduled to expire in June 2005. LPI has operating lease commitments related to two office facilities that expire in 1999 and 2001. LG&E Natural has three office leases that expire in 1996, 1997, and 2003. Total lease expense for 1995, 1994, and 1993, was $5,531,000, $4,895,000,
and $4,526,000, respectively. The future minimum annual lease payments under these lease agreements for years subsequent to December 31, 1995, are as follows (in thousands of $):


         1996                        $ 6,404
         1997                          5,506
         1998                          4,825
         1999                          4,242
         2000                          4,718
         Thereafter                   18,693
                                     -------
              Total                  $44,388
                                     -------
                                     -------


Operating lease commitments have been reduced for annual rental payments to be received from noncancelable subleases of $723,000 in 1996, $1,540,000 in 1997, and approximately $1,800,000 per year from 1998 through 2001. Future lease payments associated with facilities vacated in mid-1994 were included in the non-recurring charges recorded during 1994 and therefore, do not represent future operating expenses. See Note 8 of Notes to Financial Statements under
Item 8, Non-Recurring Charges.

CONTRACTED DATA PROCESSING SERVICES. LG&E Natural has an agreement to receive contracted data processing services through March 2003. The agreement calls for LG&E Natural to make payments of $1,070,000 in 1996, $1,065,000 in 1997,
$1,000,000 per year in 1998 through 2000, and $2,250,000 in the aggregate thereafter.

ENVIRONMENTAL. The Clean Air Act Amendments of 1990 (the Act) impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing capital construction program, LG&E has spent $22 million to date and, based on engineering estimates from contractors, anticipates incurring additional capital expenditures of approximately $8 million in 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the legislation on LG&E is expected to be minimal.

In May 1994, LG&E completed extensive modification at its Mill Creek plant aimed at controlling certain particulate emissions which have allegedly damaged metal surfaces on adjacent properties. The Air Pollution Control District of Jefferson County (APCD) and LG&E are currently conducting a field sampling program to demonstrate the effectiveness of the plant modifications. In an effort to resolve property damage claims of adjacent residents, LG&E commenced extensive negotiations and property damage settlements with residents who are not parties to any pending litigation. Through December 1995, LG&E has settled property damage claims filed by residents at an aggregate cost of approximately $14.7 million. In management's opinion, settlement of the limited number of remaining claims should not have a material adverse impact on the financial position or results of operations of LG&E.

In August 1993, 34 persons filed a complaint in Jefferson Circuit Court against LG&E seeking certification of a class consisting of all persons within 2.5 miles of the Mill Creek plant who have allegedly suffered personal injury or property damage as a result of emissions from the plant. The plaintiffs sought compensation for personal injury and property damage, injunctive relief, a fund to finance future medical monitoring of area residents and other relief. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. In August 1995, the court granted the plaintiffs' motion for leave to file an amended complaint to bring a total of 537 individual plaintiffs into the pending litigation. The plaintiffs subsequently filed a motion to certify a class consisting of all persons within 3.5 miles of the plant who have allegedly suffered property damage. The court has not yet ruled on that motion. In January 1996, the plaintiffs waived all claims for compensation for personal injuries, fear of cancer, emotional distress, loss of income, injunctive relief, and medical monitoring. LG&E stipulated nuisance as to plaintiffs located within 2.5 miles of the plant, but reserved the right to assert lack of causation and all affirmative defenses including statute of limitations. The plaintiffs also waived claims for punitive damages with respect to all plaintiffs located within 2.5 miles. The plaintiffs are currently pursuing claims solely for property damage and annoyance allegedly due to emissions from the plant. LG&E intends to vigorously defend itself in the pending litigation.

In response to a notification from the APCD that LG&E's Cane Run plant may be the source of a potential exceedance of the National Ambient Air Quality Standards for sulfur dioxide, LG&E submitted a draft action plan and modeling schedule to the APCD and the United States Environmental Protection Agency (USEPA). The APCD and USEPA have approved the submittals, and an LG&E contractor is currently conducting additional modeling activities. Although it is expected that corrective action will be accomplished through capital improvements, until the modeling activities are complete, LG&E cannot determine the precise impact of this matter.

In March 1994, the APCD adopted a regulation requiring a 15% reduction from 1990 volatile organic compound (VOC) emissions from industrial sources in an effort to ensure compliance with the National Ambient Air Quality Standards for ozone. There are currently no demonstrated technologies for control of VOC emissions from coal-fired boilers. Consequently, compliance with the regulation could require limits on generation at the Mill Creek and Cane Run plants, unless the APCD adopts a provision for compliance through utilization of banked emission allowances. LG&E is currently negotiating with the APCD for an exclusion from the VOC reduction requirements. As an alternative, the APCD is considering additional nitrogen oxide reduction requirements for LG&E. LG&E cannot determine the precise impact of the matter.

LG&E owns or formerly owned three primary sites where manufactured gas plant operations were conducted. Remedial investigations performed at the three sites have identified coal tar and other contaminants typical of manufactured gas plant operations. LG&E is currently awaiting regulatory determinations from the Kentucky Natural Resources and Environmental Protection Cabinet on the level of remediation required for each site. Until such regulatory determinations are made, LG&E is unable to precisely determine cleanup costs for these sites. However, based on the results of studies at the three sites, management currently estimates that total cleanup costs will fall within a range of $3 million to $12 million and has recorded an accrual of approximately $3 million in the accompanying financial statements.

LG&E, along with a number of other companies, has been identified as a potentially responsible party (PRP) allegedly liable for cleanup under the Comprehensive Environmental Response Compensation and

Liability Act as amended at four off-site waste treatment or disposal sites. Under the law, each PRP potentially could be held jointly and severally liable for the cost of cleanup, but would have the right to seek contribution from other PRPs. The sites targeted for cleanup in which LG&E has been identified as a PRP include: the Smith's Farm site located in Bullitt County, Kentucky, the Sonora and Carlie Middleton Burn sites located in Hardin County, Kentucky, and the M.T. Richards site located in Crossville, Illinois. With respect to the Smith's Farm site, USEPA has identified LG&E as a de minimis PRP and is currently pursuing other parties for the vast majority of the $60 million in cleanup costs as estimated by USEPA. LG&E is participating in settlement discussions in an effort to resolve any alleged liability which it may have. With respect to the Sonora Site and Carlie Middleton Burn Site, LG&E is involved in litigation with USEPA and approximately 10 companies in an effort to resolve liability for approximately $1.8 million in cleanup costs incurred by USEPA. With respect to the M.T. Richards site, LG&E has been identified as a de minimis party and has reached a tentative settlement for $7,500, subject to approval by the government and entry by the court. While it is not possible at this time to predict the exact outcome or precise impact of these matters, management believes that these matters should not have a material adverse impact on the financial position or results of operations of LG&E.

Like LG&E, LPI, LG&E Natural and their subsidiaries are subject to extensive federal, state, and local environmental laws and regulations governing the operation of the various facilities in which they participate as an owner or managing operator. Among other things, these laws and regulations govern the discharge of materials into waterways, the air and the ground and, if violated, may require the owner or operator to take remedial action to maintain the affected facility's operating status. To the extent any such remedial environmental actions have been required of LPI, LG&E Natural or their subsidiaries in the past, related expenditures have not been material.

NOTE 17 - TRIMBLE COUNTY GENERATING PLANT.

Trimble County Unit 1 (Trimble County), a 495-megawatt coal-fired electric generating unit placed into service in December 1990 has been the subject of numerous legal and regulatory proceedings to determine the appropriate ratemaking treatment to implement the Kentucky Public Service Commission's 1988 decision that LG&E should not be allowed to recover 25% of the cost of the Unit from ratepayers.

On July 19, 1995, the Commission issued an order in which it ruled that LG&E refund $33.8 million to its electric customers, including interest. The Commission stated in its July 19 order that the principal amount to be refunded represented 25% of the revenues collected by LG&E, during the period May 1988 through December 1990, on Trimble County construction work in progress (CWIP) included in LG&E's rate base in the 1988 rate case. The order also required LG&E to file a plan for implementing the refund.

On December 1, 1995, LG&E and the other parties to the proceedings filed with the Commission a unanimous settlement agreement that was approved by the Commission on December 8, 1995. Under the agreement, which resolves all outstanding issues, LG&E has agreed to refund approximately $22 million to current electric customers, the majority of which will be paid by credits to customers' bills over five years. In addition, LG&E has agreed to pay $900,000 per year for five years to the Metro Human Needs Alliance, Inc., a not-for-profit, Louisville-based corporation, for the sole purpose of funding low-income energy assistance programs in the service territory. LG&E also agreed to revise the residential decoupling methodology approved by the Commission in 1994 in a manner that would reduce revenues collected from residential customers during 1996 and 1997 by a total of approximately $1.8 million. Finally, the parties agreed that all appeals currently pending in state courts regarding the Commission's orders in LG&E's most recent general rate case would be dismissed.

Reference is made to Note 18, Jointly Owned Electric Utility Plant, for a discussion of the sale of 25% of Trimble County.

NOTE 18 - JOINTLY OWNED ELECTRIC UTILITY PLANT

LG&E owns a 75% undivided interest in Trimble County Unit 1. Accounting for the 75% portion of the Unit, which the Commission has allowed to be reflected in customer rates, is similar to LG&E's accounting for other wholly-owned utility plants.

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


NOTE 19 - SEGMENTS OF BUSINESS

LG&E Energy Corp. has business operations in both the regulated and non-regulated energy markets. The regulated business is conducted through Louisville Gas and Electric Company (LG&E), a public utility. The non-utility business includes LG&E Power Inc. (LPI), LG&E International (LII), LG&E Natural Inc. (LG&E Natural) and LG&E Power Marketing Inc. (LPM).

LPI and its subsidiaries develop, design, own, operate, and maintain power generation facilities that sell energy to local industries and utilities. LII primarily develops and owns international power-generation assets. LG&E Natural and LPM primarily engage in retail and wholesale marketing of natural gas and electric power, respectively.

(Thousands of $)                       1995           1994          1993
                                       ----           ----          ----

Operating Information:
  Revenues:
    Electric                      $  542,786(a)    $559,327       $571,627
    Gas                              181,126        200,129        204,915
                                 -----------      ---------       --------
       Total utility                 723,912        759,456        776,542
    Non-utility                      650,768         70,207        123,485
                                 -----------      ---------       --------
       Total                      $1,374,680       $829,663       $900,027
                                  ----------       --------       --------
                                  ----------       --------       --------


  Operating Income:
    Electric                      $  152,648       $139,916       $172,201
    Gas                               16,651         11,368         17,436
                                   ---------       --------       --------
       Total utility                 169,299        151,284        189,637
    Non-utility                       17,228          4,163          9,466
    Corporate                        (10,970)       (15,103)        (9,981)
                                   ---------       --------       --------
       Total                      $  175,557       $140,344       $189,122
                                  ----------       --------       --------
                                  ----------       --------       --------



(Thousands of $)                                   1995           1994          1993
                                                   ----           ----          ----
Other Information:
   Depreciation and Amortization:
      Electric                               $   74,437        $71,882        $69,985
      Gas                                        11,322         10,637          9,902
                                              ---------        -------        -------
         Total utility                           85,759         82,519         79,887
      Non-utility                                 8,150          1,072          2,253
      Corporate                                     484            582            520
                                              ---------        -------        -------
         Total                               $   94,393        $84,173        $82,660
                                             ----------        -------        -------
                                             ----------        -------        -------

   Construction Expenditures:
      Electric                               $   66,661        $71,592       $ 74,165
      Gas                                        26,762         23,806         24,622
                                              ---------        -------       --------
         Total utility                           93,423         95,398         98,787
      Non-utility                                10,936            663            871
      Corporate                                     168            197            341
                                              ---------        -------        -------
         Total                               $  104,527        $96,258        $99,999
                                             ----------        -------        -------
                                             ----------        -------        -------

   Identifiable Assets - December 31:
      Electric                               $1,501,568     $1,514,287     $1,537,387
      Gas                                       268,840        252,946        241,930
      Other                                     208,517        199,078        195,057
                                              ---------      ---------      ---------
         Total utility                        1,978,925      1,966,311      1,974,374
      Non-utility                               641,701        249,981        116,434
      Discontinued operations                         -              -         84,284
      Corporate                                   8,294          1,172         11,376
                                              ---------      ---------      ---------
         Total                               $2,628,920     $2,217,464     $2,186,468
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------


(a)Net of Refund - Trimble County Settlement of $28.3 million.

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

Management has established and maintains a system of internal controls that provides reasonable assurance that transactions are completed in accordance with management's authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles. Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by the Company's internal auditors. Management reviews and modifies its system of internal controls in light of changes in conditions and operations, as well as in response to recommendations from the internal auditors. These recommendations for the year ended December 31, 1995 did not identify any significant deficiencies in the design and operation of the Company's internal control structure.

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

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of LG&E Energy Corp.:

We have audited the consolidated balance sheets and statements of capitalization of LG&E Energy Corp. (a Kentucky corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LG&E Energy Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and post-retirement benefits other than pensions, and effective January 1, 1994, the Company changed its method of accounting for post-employment benefits.

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


Louisville, Kentucky                                         Arthur Andersen LLP
January 30, 1996 (Except with respect
to the matters discussed in paragraph
11 of Note 16, as to which the date is
March 22, 1996.)

                    SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data for the four quarters of 1995 and 1994 are shown below. Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year.



                                                                   Quarters Ended
(Thousands of $ except per share data)           March           June      September       December
                                                 -----           ----      ---------       --------

1995
----

Revenues                                      $208,101       $249,057       $410,161       $507,361 (a)
Operating income                                44,444         52,468         73,957          4,688
Net income (loss)                               19,692         24,650         39,091           (603)
Earnings per share of common stock                 .60            .75           1.18           (.02)

1994
----
Revenues                                      $244,462       $192,354       $202,570       $190,277
Operating income (loss)                         (6,531)        41,051         70,027         35,797
Net income (loss):
    Continuing operations                      (19,964)        22,093         37,076         17,624
    Gain on sale of discontinued
       operations                               51,805              -              -              -
    Cumulative effect of
       accounting change                        (3,369)             -              -              -
                                              --------       --------       --------       --------
         Total                                $ 28,472       $ 22,093       $ 37,076       $ 17,624
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Earnings per share of common stock:
    Continuing operations                        $(.61)          $.67          $1.12           $.54
    Gain on sale of discontinued
       operations                                 1.57              -              -              -
    Cumulative effect of
       accounting change                          (.10)             -              -              -
                                                 -----           ----          -----           ----
          Total                                  $ .86           $.67          $1.12           $.54
                                                 -----           ----          -----           ----
                                                 -----           ----          -----           ----




(a) Net of Refund - Trimble County Settlement of $28.3 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                       PART III

ITEMS 10, 11, 12 and 13 are omitted pursuant to General Instruction G, inasmuch as the Company filed copies of a definitive proxy statement with the Commission on March 13, 1996, pursuant to Regulation 14A under the Securities Exchange Act of 1934. Such proxy statement is incorporated herein by this reference. In accordance with General Instruction G of Form 10-K, the information required by
Item 10 relating to executive officers has been included in Part I of this Form 10-K.

                                       PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.   Financial Statements (included in Item 8):

         Consolidated Statements of Income for the three years ended December 31, 1995 (page 37).
         Consolidated Balance Sheets - December 31, 1995, and 1994 (page 38). Consolidated Statements of Cash Flows for the three years ended December 31, 1995 (page 39).
         Consolidated Statements of Capitalization - December 31, 1995, and 1994 (page 40).
         Consolidated Statements of Retained Earnings for the three years ended December 31, 1995 (page 41).
         Notes to Consolidated Financial Statements (pages 41-65).
         Report of Management (page 66).
         Report of Independent Public Accountants (page 67).
         Selected Quarterly Financial Data for 1995 and 1994 (page 68).

    2.   Financial Statement Schedules (included in Part IV):

           Schedule II   -   Valuation and Qualifying Accounts for the three
                             years ended December 31, 1995 (page 81).

All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Financial Statements or the accompanying Notes to Financial Statements.

3. Exhibits:

Exhibit
No.                                  DESCRIPTION
---

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

10.01 Copies of Agreement between Sponsoring Companies re: Project D of Atomic Energy Commission, dated May 12, 1952, Memorandums of Understanding between Sponsoring Companies re: Project D of Atomic Energy Commission, dated September 19, 1952 and October 28, 1952, and Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission, dated October 15, 1952. [Filed as Exhibit 13(y) to LG&E's Registration Statement 2-9975 and incorporated by reference herein]

10.02 Copy of Modification No. 1 dated July 23, 1953, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4.03(b) to LG&E's Registration Statement 2-24920 and incorporated by reference herein]

10.03 Copy of Modification No. 2 dated March 15, 1964, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02c to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.04 Copy of Modification No. 3 and No. 4 dated May 12, 1966 and January 7, 1967, respectively, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibits 4(a)(13) and 4(a)(14) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

10.05 Copy of Modification No. 5 dated August 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 13(c) to LG&E's Registration Statement 2-27316 and incorporated by reference herein]

10.06 Copies of (i) Inter-Company Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies (which Agreement includes as Exhibit A the Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Indiana-Kentucky Electric Corporation); (ii) First Supplementary Transmission Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies; (iii) Inter-Company Bond Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies; (iv) Inter-Company Bank Credit Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 5.02f to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.07 Copy of Modification No. 1 and No. 2 dated June 3, 1966 and January 7, 1967, respectively, to Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibits 4(a)(8) and 4(a)(10) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

10.08    Copies of Amendments to Agreements (iii) and (iv) referred to under
         10.07 above as follows: (i) Amendment to Inter-Company Bond Agreement and (ii) Amendment to Inter-Company Bank Credit Agreement. [Filed as
         Exhibit 5.02h to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.09 Copy of Modification No. 1, dated August 20, 1958, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as
         Exhibit 5.02i to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

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

10.12 Copy of Modification No. 6 dated November 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4(g) to LG&E's Registration Statement 2-28524 and incorporated by reference herein]

10.13 Copy of Modification No. 3 dated November 15, 1967, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibit 4.02m to LG&E's Registration Statement 2-37368 and incorporated by reference herein]

10.14 Copy of Modification No. 7 dated November 5, 1975, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02n to LG&E's Registration Statement 2-56357 and incorporated by reference herein]

10.15 Copy of Modification No. 4 dated November 5, 1975, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibit 5.02o to LG&E's Registration Statement 2-56357 and incorporated by reference herein]

10.16 Copy of Modification No. 4 dated April 30, 1976, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as
         Exhibit 5.02p to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.17 Copy of Modification No. 8 dated June 23, 1977, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02q to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.18 Copy of Modification No. 9 dated July 1, 1978, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02r to LG&E's Registration Statement 2-63149 and incorporated by reference herein]

10.19 Copy of Modification No. 10 dated August 1, 1979, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 2 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.20 Copy of Modification No. 11 dated September 1, 1979, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 3 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.21 Copy of Modification No. 5 dated September 1, 1979, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as
              Exhibit 4 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.22 Copy of Modification No. 12 dated August 1, 1981, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.25 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

10.23 Copy of Modification No. 6 dated August 1, 1981, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.26 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

10.24 Copy of Diversity Power Agreement dated September 9, 1987, between East Kentucky Power Cooperative and LG&E covering the purchase and sale of power between the two companies from 1988 through 1995. [Filed as Exhibit 10.28 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated by reference herein]

10.25 Copy of Supplemental Executive Retirement Plan as amended through January 3, 1990, covering all officers of LG&E. [Filed as
              Exhibit 10.29 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

10.26 Copy of LG&E Energy Corp. Deferred Stock Compensation Plan effective January 1, 1992, covering non-employee directors of the Company and its subsidiaries. [Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

10.27 Copy of Credit Agreement dated as of March 11, 1992, among LG&E Energy Systems Inc. as Borrower, the Banks named therein, and Citibank, N.A. as Agent. [Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.28 Copy of Support Agreement dated as of December 9, 1991, between LG&E Energy Corp. and LG&E Energy Systems Inc. [Filed as
              Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]


10.29 Copy of form of change in control agreement for officers of LG&E Energy Corp. [Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.30 Copy of Supplemental Executive Retirement Plan for R. W. Hale, effective June 1, 1989. [Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.31 Copy of Nonqualified Savings Plan covering officers of the Company, effective January 1, 1992. [Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.32 Copy of Modification No. 13 dated September 1, 1989, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.42 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.33 Copy of Modification No. 14 dated January 15, 1992, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.43 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.34 Copy of Modification No. 7 dated January 15, 1992, to Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit
              10.44 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.35 Copy of Modification No. 15 dated February 15, 1993, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.45 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.36 Copy of Firm Transportation Agreement, dated November 1, 1993, between Texas Gas Transmission Corporation and LG&E covering the transmission of natural gas. [Filed as Exhibit 10.46 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.37 Copy of Firm No Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and LG&E (8-year term) covering the transmission of natural gas.

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

              [Filed as Exhibit 10.47 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.38 Employment Contract between the Company and Roger W. Hale effective November 3, 1993. [Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.39 Copy of LG&E Energy Corp. Stock Option Plan for Non-Employee Directors. [Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.40 Copy of Coal Supply Agreement dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.41 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.41 Copy of Amendment No. 1 dated January 1, 1991, to Coal Supply Agreement, dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.42 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.42 Copy of Amendment No. 2 dated November 27, 1991, to Coal Supply Agreement, dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.43 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.43 Copy of Amendment No. 3 dated January 1, 1994, to Coal Supply Agreement, dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.44 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.44 Copy of Amendment No. 4 dated January 1, 1995, to Coal Supply Agreement, dated August 9, 1989, between Shawnee Coal Company, Roberts Brothers Coal Company, and the Company covering the purchase of coal. [Filed as Exhibit 10.45 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein]

10.45 Agreement and Plan of Merger, dated February 10, 1995, between LG&E Natural Inc., formerly known as Hadson Corporation, Carousel Acquisition Corporation and the Company. [Filed as Exhibit 2 of
              Schedule 13D by the Company on February 21, 1995, and incorporated by reference herein]

10.46 Copy of Modification No. 8 dated January 19, 1994, to Intercompany Power Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 10.43 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.47 Copy of Amendment dated March 1, 1995, to Firm No-Notice Transportation Agreements dated November 1, 1993 (2-Year, 5-Year and 8-Year), between Texas Gas Transmission Corporation and the Company covering the transmission of natural gas. [Filed as
              Exhibit 10.44 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.48 Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas Transmission Corporation and the Company (expires October 31, 1998) covering the transportation of natural gas.

              Firm Transportation Agreement, dated March 1,1995, between Texas Gas Transmission Corporation and the Company (expires October 31, 2001) covering the transportation of natural gas.

              [Filed as Exhibit 10.45 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.49 Copy of Coal Supply Agreement, dated January 1, 1996, between Lafayette Coal Company, Black Beauty Coal Company and the Company covering the purchase of coal. [Filed as Exhibit 10.46 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.50 Copy of Coal Supply Agreement, dated January 1, 1996, between Green Coal Company and the Company covering the purchase of coal. [Filed as Exhibit 10.47 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.51 Copy of Coal Supply Agreement, dated December 15, 1995, between W.B. Coal Company, Inc., Windsor Coal Company and the Company covering the purchase of coal. [Filed as Exhibit 10.48 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.52 Copy of Amended and Restated Omnibus Long-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company.

10.53 Copy of Short-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company.

10.54 Copy of form of first amendment to change in control agreement for officers of the Company and key employees.

10.55 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1992.

10.56 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995.

10.57 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995.

10.58 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1992.

10.59 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1993.

10.60 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1995.

10.61 Copy of Amendment to the Supplemental Executive Retirement Plan, effective May 1, 1995.

10.62 Form of Master Gas Purchase Agreement, dated December 14, 1993, among Santa Fe, SFEOP and AGPC. [Filed as Exhibit 10.23 to LG&E Natural Inc.'s Registration Statement on Form S-4, File No. 33-68224, and incorporated by reference herein]

10.63 Copy of Coal Supply Agreement dated January 1, 1996, between Peabody Coalsales Company and the Company covering the purchase of coal. [Filed as Exhibit 10.49 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.64 Copy of Transaction Confirmation Letter, dated February 22, 1996, between Ohio Edison Company and LG&E Power Marketing Inc. regarding the sale of coal processing services by Ohio Edison to LG&E Power Marketing.

10.65 Copy of Energy and Operating Capacity Purchase Agreement between Baltimore Gas and Electric Company and LG&E Power Marketing Inc. covering the purchase of energy and operating capacity from LG&E Power Marketing.

21            Subsidiaries of the Registrant

23            Consent of Independent Public Accountants

24            Power of Attorney

27            Financial Data Schedule

(b)      Executive Compensation Plans and Arrangements:

         Supplemental Executive Retirement Plan as amended through January 3, 1990, covering all officers of LG&E. [Filed as Exhibit 10.29 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

         LG&E Energy Corp. Deferred Stock Compensation Plan effective January 1, 1992, covering non-employee directors of the Company and its subsidiaries. [Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

         Form of change in control agreement for officers of LG&E Energy Corp. [Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

         Supplemental Executive Retirement Plan for R. W. Hale, effective
         June 1, 1989. [Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

         Nonqualified Savings Plan covering officers of the Company effective January 1, 1992. [Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

         Employment Contract between the Company and Roger W. Hale effective November 3, 1993. [Filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

         LG&E Energy Corp. Stock Option Plan for Non-Employee Directors. [Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

         Amended and Restated Omnibus Long-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company.

         Short-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company.

         Form of first amendment to change in control agreement for officers of the Company and key employees.

         Amendment to the Non-Qualified Savings Plan, effective January 1,
         1992.

         Amendment to the Non-Qualified Savings Plan, effective January 1,
         1995.

         Amendment to the Non-Qualified Savings Plan, effective January 1,
         1995.

         Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1992.

         Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1993.

         Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1995.

         Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1996.

(c)      Reports on Form 8-K:

         On December 12, 1995, a report on Form 8-K was filed announcing the Public Service Commission of Kentucky's approval of LG&E's Trimble County power plant settlement agreement.

         On March 7, 1996, a report on Form 8-K was filed stating that the Company announced on March 6, 1996, that its Board of Directors approved a two-for-one split of its common stock, without par value, by declaring a 100% stock dividend payable April 15, 1996.

                                                                 Schedule II
                          LG&E Energy Corp. and Subsidiaries
                   Schedule II - Valuation and Qualifying Accounts
                      For the Three Years Ended December 31, 1995
                                   (Thousands of $)


                                                                                                (a)
                                                                                        Accumulated
                                                      Other            Accounts            Deferred
                                                   Property          Receivable        Income Taxes
                                                        and      (Uncollectible         (NOL Carry-
                                                Investments            Accounts)          forwards)
                                                -----------      ---------------       ------------
Balance December 31, 1992                            $5,645              $1,372           $      --

Additions:
  Charged to costs and expenses -
    Trimble County - non-jurisdictional
-     depreciation                                      233                  --                  --
    Other additions charged to costs
      and expenses                                       --               2,542                  --
Deductions:
  Net charges of nature for which
    reserves were created                                --               2,145                  --
  Other deductions                                    5,815                  --                  --
                                                     ------             -------             -------

Balance December 31, 1993                                63               1,769                   -

Additions:
  Charged to costs and expenses                         968               3,166                   -
  Other additions                                     1,648                  --                   -
Deductions:
  Net charges of nature for which
    reserves were created                                --               3,396                  --
  Other deductions                                      134                  --                  --
                                                     ------             -------             -------

Balance December 31, 1994                             2,545               1,539                  --

Additions:
  Charged to costs and expenses                       6,523               4,039                  --
  Other additions                                        41               4,614              29,501
Deductions:
  Net charges of nature for which
    reserves were created                                --               3,923                  --
  Other deductions                                      502                  --                  --
                                                     ------             -------             -------

Balance December 31, 1995                            $8,607              $6,269             $29,501
                                                     ------              ------             -------
                                                     ------              ------             -------



 (a) Partially offsets a deferred tax debit included in accumulated deferred income taxes. The debit represents LG&E Natural's net operating loss carryforwards available when acquired by the Company.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LG&E ENERGY CORP.
                             Registrant

March 27, 1996               /s/ Walter Z. Berger
                             --------------------
(Date)                       Walter Z. Berger
                             Executive Vice President and
                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                         Title                                 Date
---------                         -----                                 ----
Roger W. Hale                Chairman of the Board,
                             President and Chief Executive
                             Officer
                             (Principal Executive Officer);

Walter Z. Berger             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer);

William C. Ballard, Jr.      Director;

Owsley Brown, II             Director;

S. Gordon Dabney             Director;

Gene P. Gardner              Director;

J. David Grissom             Director;

David B. Lewis               Director;

Anne H. McNamara             Director;

T. Ballard Morton, Jr.       Director; and

Dr. Donald C. Swain          Director.

By  /s/ Walter Z. Berger                                          March 27, 1996
    --------------------
    Walter Z. Berger
    (Attorney-In-Fact)