Form 10-Q
period 1996-03-31
LG&E ENERGY CORP
filed 1996-05-13
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 66,287,294 shares, without par value, as of April 30, 1996.

         Part I.  Financial Information - Item 1.  Financial Statements

                       LG&E Energy Corp. and Subsidiaries
                              Statements of Income
               (Unaudited - Thousands of $ Except Per Share Data)

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995

REVENUES:
 Electric utility (note 4). . . . . . . . . . . . . . $135,819      $123,647
 Gas utility. . . . . . . . . . . . . . . . . . . . .   91,056        75,975
 Non-utility. . . . . . . . . . . . . . . . . . . . .  639,022         8,479
  Total revenues. . . . . . . . . . . . . . . . . . .  865,897       208,101

COST OF REVENUES:
 Fuel and power purchased . . . . . . . . . . . . . .   39,016        32,658
 Gas supply expenses. . . . . . . . . . . . . . . . .   58,232        48,367
 Non-utility. . . . . . . . . . . . . . . . . . . . .  618,360         7,981
  Total cost of revenues. . . . . . . . . . . . . . .  715,608        89,006

Gross profit. . . . . . . . . . . . . . . . . . . . .  150,289       119,095

OPERATING EXPENSES:
 Operation and maintenance:
  Utility . . . . . . . . . . . . . . . . . . . . . .   58,719        51,415
  Non-utility . . . . . . . . . . . . . . . . . . . .   20,914         5,516
 Depreciation and amortization. . . . . . . . . . . .   25,728        21,829
  Total operating expenses. . . . . . . . . . . . . .  105,361        78,760

Equity in earnings of joint ventures. . . . . . . . .    4,600         4,109

OPERATING INCOME. . . . . . . . . . . . . . . . . . .   49,528        44,444

Other income and (deductions) . . . . . . . . . . . .      (14)          824
Interest charges and preferred dividends. . . . . . .   14,045        13,098

Income before income taxes. . . . . . . . . . . . . .   35,469        32,170

Income taxes. . . . . . . . . . . . . . . . . . . . .   13,934        12,478

NET INCOME. . . . . . . . . . . . . . . . . . . . . . $ 21,535      $ 19,692

Average common shares outstanding . . . . . . . . . .   66,232        66,056

Earnings per share. . . . . . . . . . . . . . . . . .$     .33     $     .30

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                                 Balance Sheets
                          (Unaudited - Thousands of $)

                                     ASSETS

                                                       March 31,     Dec. 31,
                                                         1996          1995

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,612,989   $2,598,860
 Less:  reserve for depreciation. . . . . . . . . . .   951,408      934,942
  Net utility plant . . . . . . . . . . . . . . . . . 1,661,581    1,663,918

OTHER PROPERTY AND INVESTMENTS - less reserve:
 Investments in affiliates. . . . . . . . . . . . . .  125,285       123,338
 Non-utility property and plant, net. . . . . . . . .  172,116       173,410
 Other. . . . . . . . . . . . . . . . . . . . . . . .    22,918       23,720
  Total other property and investments. . . . . . . .   320,319      320,468

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .  120,437        80,144
 Marketable securities. . . . . . . . . . . . . . . .    8,476        29,060
 Accounts receivable - less reserve . . . . . . . . .  404,119       314,153
 Materials and supplies - at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .    8,732        14,996
  Gas stored underground. . . . . . . . . . . . . . .   11,883        47,530
  Other . . . . . . . . . . . . . . . . . . . . . . .   33,690        34,384
 Prepayments and other. . . . . . . . . . . . . . . .    27,565       27,245
  Total current assets. . . . . . . . . . . . . . . .   614,902      547,512

DEFERRED DEBITS AND OTHER ASSETS:
 Regulatory assets. . . . . . . . . . . . . . . . . .   32,460        29,926
 Goodwill, net. . . . . . . . . . . . . . . . . . . .   45,840        46,501
 Other. . . . . . . . . . . . . . . . . . . . . . . .     33,979      20,595
Total deferred debits and other assets. . . . . . . .    112,279      97,022
 Total assets . . . . . . . . . . . . . . . . . . . .$2,709,081   $2,628,920

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                             Balance Sheets (cont.)
                          (Unaudited - Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       March 31,     Dec. 31,
                                                         1996          1995

CAPITALIZATION:
 Common stock, without par value -
  Outstanding 66,287,294 shares
  and 66,194,766 shares (notes 2 and 7) . . . . . . .$  465,289   $  463,705
 Common stock expense . . . . . . . . . . . . . . . .     (935)         (928)
 Unrealized loss on marketable
  securities, net of income
  taxes of $12 and $328 . . . . . . . . . . . . . . .      (42)         (573)
 Retained earnings. . . . . . . . . . . . . . . . . .   320,070      316,930
  Total common equity . . . . . . . . . . . . . . . .  784,382       779,134
 Cumulative preferred stock . . . . . . . . . . . . .   95,328        95,328
 Long-term debt . . . . . . . . . . . . . . . . . . .   646,842      646,845
  Total capitalization. . . . . . . . . . . . . . . . 1,526,552    1,521,307

CURRENT LIABILITIES:
 Long-term debt due within one year . . . . . . . . .   16,000        16,000
 Notes payable. . . . . . . . . . . . . . . . . . . .  158,000       173,000
 Accounts payable . . . . . . . . . . . . . . . . . .  367,230       287,457
 Trimble County settlement (note 5) . . . . . . . . .   20,864        29,800
 Common dividends declared. . . . . . . . . . . . . .   18,395        18,369
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   23,119         9,812
 Accrued interest . . . . . . . . . . . . . . . . . .   11,392        11,372
 Other. . . . . . . . . . . . . . . . . . . . . . . .    50,997       42,635
  Total current liabilities . . . . . . . . . . . . .   665,997      588,445

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  236,085       233,481
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   82,936        84,037
 Accumulated provision for pensions
  and related benefits. . . . . . . . . . . . . . . .   48,611        48,427
 Customers' advances for construction . . . . . . . .    9,035         9,251
 Regulatory liability . . . . . . . . . . . . . . . .   88,242        88,242
 Other. . . . . . . . . . . . . . . . . . . . . . . .     51,623      55,730
  Total deferred credits and other liabilities. . . .    516,532     519,168
    Total capital and liabilities . . . . . . . . . .$2,709,081   $2,628,920

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited - Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . .$  21,535     $  19,692
 Items not requiring cash currently:
  Depreciation and amortization . . . . . . . . . . .   25,728        21,829
  Deferred income taxes - net . . . . . . . . . . . .      275         3,223
  Investment tax credit - net . . . . . . . . . . . .   (1,101)       (1,152)
  Change in undistributed earnings
     of joint ventures. . . . . . . . . . . . . . . .   (1,748)       11,167
  Other . . . . . . . . . . . . . . . . . . . . . . .    1,434         1,184
 (Increases) decreases in net current assets:
  Accounts receivable . . . . . . . . . . . . . . . .  (89,966)        7,175
  Materials and supplies. . . . . . . . . . . . . . .   42,605        22,363
  Trimble County settlement . . . . . . . . . . . . .   (8,936)            -
  Accounts payable. . . . . . . . . . . . . . . . . .   79,773       (17,917)
  Accrued taxes . . . . . . . . . . . . . . . . . . .   13,307         9,532
  Accrued interest. . . . . . . . . . . . . . . . . .       20        (1,719)
  Prepayments and other . . . . . . . . . . . . . . .    8,042       (10,296)
 Other. . . . . . . . . . . . . . . . . . . . . . . .  (19,316)        2,281
  Net cash provided by operating activities . . . . .   71,652        67,362

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities  . . . . . . . . . . . . . .   (9,166)      (80,108)
 Proceeds from sales of securities. . . . . . . . . .   30,142       132,709
 Construction expenditures. . . . . . . . . . . . . .  (20,343)      (19,751)
 Investments in affiliates. . . . . . . . . . . . . .     (200)       (8,275)
  Net cash provided by investing activities . . . . .      433        24,575

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock . . . . . . . . . . . . . .    1,577         1,156
 Repayment of short-term borrowings . . . . . . . . .  (55,000)            -
 Short-term borrowings. . . . . . . . . . . . . . . .   40,000             -
 Payment of common dividends. . . . . . . . . . . . .  (18,369)      (17,746)
  Net cash used for financing activities. . . . . . .$ (31,792)    $ (16,590)

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                        Statements of Cash Flows (cont.)
                          (Unaudited - Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995

NET INCREASE IN CASH AND TEMPORARY
 CASH INVESTMENTS . . . . . . . . . . . . . . . . . .$  40,293     $  75,347

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .    80,144       49,407

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$ 120,437     $ 124,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid (received) during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$       91  $       (52)
    Interest on borrowed money. . . . . . . . . . . .   12,055        12,765

For the purposes of this statement, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                         Statements of Retained Earnings
                          (Unaudited - Thousands of $)

                                                         Three Months Ended
                                                              March 31,
                                                         1996          1995

Balance at beginning of period. . . . . . . . . . . . $316,930      $307,072
Net income. . . . . . . . . . . . . . . . . . . . . .   21,535        19,692
Cash dividends declared on
 common stock ($.2775 and $.2688 per share) . . . . .  (18,395)      (17,764)
Balance at end of period. . . . . . . . . . . . . . . $320,070      $309,000

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries

                          Notes to Financial Statements
                                   (Unaudited)

1. The unaudited consolidated financial statements include the accounts of LG&E Energy Corp. and its wholly-owned subsidiaries - Louisville Gas and Electric Company (LG&E), LG&E Energy Systems Inc. (Energy Systems), and LG&E Gas Systems Inc. (Gas Systems), collectively referred to as the "Company."

     In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain amounts in the statement of income for the three months ended March 31, 1995, have been reclassified to be consistent with the presentation for the three months ended March 31, 1996, with no impact on previously-reported net income or earnings per share.

     These financial statements should be read in conjunction with the finan-cial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1995.

2. On March 6, 1996, the Company announced that its Board of Directors approved a two-for-one split of its common stock, without par value, effective April 15, 1996. In addition, authorized shares were increased from 75,000,000 to 125,000,000 on April 23, 1996. All references in the accompanying financial statements to numbers of shares outstanding and per share amounts have been restated to reflect the split.

3. The Company entered into four over-the-counter interest-rate swap con-tracts at various times in the first quarter of 1996. Notional amounts on the swaps total $75 million. Management has designated the swaps as hedges of some of its notes payable, and as such they reduce the Company's exposure to changes in interest rates by converting the variable rates paid on the notes to an average fixed rate of 4.935 percent. The average variable rate received on the swaps during the quarter was 5.55 percent. The average interest rate paid on the underlying notes was 5.822 percent during the first quarter of 1996. The variable rates received on the swaps change every three months, and they are based on the three-month London Interbank Offered Rate. The swaps mature at various times from February 1997 through April 1997. The fair values of the swaps were immaterial at March 31, 1996.

     Information summarizing the Company's use of natural gas financial instruments for trading purposes at March 31, 1996, is presented below. Dollar amounts represent net premiums paid or (received) for natural gas options (in millions).

          Short/sell positions:
            387 BCF notional amount, delivery
            dates from April 1996 to December 1999      $(14.0)

          Long/buy positions:
            455 BCF notional amount, delivery
            dates from April 1996 to December 1999        15.6

          Total                                         $  1.6

     During the quarter, the Company recorded a net gain of approximately $7 million from natural gas trading activities. The average fair values of the Company's natural gas financial instruments used for trading purposes in the first quarter included assets of $73.2 million and liabilities of $71.3 million.

     The fair values of the Company's natural gas options and swaps used for trading purposes was immaterial at March 31, 1996. The fair values of the Company's natural gas options and swaps used for hedging purposes amounted to a loss of $2.3 million at March 31, 1996; gains and losses realized on future sales or purchases of the underlying natural gas will generally offset this loss. Net premiums paid by the Company for options and swaps used for hedging purposes was immaterial at March 31, 1996.

     The notional amounts, costs and fair values at March 31, 1996, of the Company's other financial instruments were not materially different from comparable amounts at December 31, 1995.

4. LG&E filed an application with the Public Service Commission of Kentucky (Commission) on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the production of
     energy from coal.   On April 6, 1995, the Commission approved, with
     modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, and is expected to increase 1996 electric revenues by approximately $5.7 million. The surcharge became effective on May 1, 1995.

     An appeal of the Commission's April 6, 1995, order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. The intervenors are contesting the validity of the order on several grounds, including the constitutionality of the Kentucky statute that authorizes the surcharge. In an order dated April 10, 1996, associated with the first six-month review of the operation of the surcharge, the Commission stated that all environmental surcharge revenues collected from the date of the April 10 order will be subject to refund, pending the final determination of the April 6, 1995, order. LG&E is vigorously contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

5. On December 8, 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the proceeding affecting LG&E's Trimble County Unit 1. The overall effect of the settlement was recognized in its entirety in the fourth quarter of 1995 and did not affect the Company's results reported herein.

6. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The new standard requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing such impairment reviews, companies are required to estimate the sum of future cash flows from an asset and compare such amount to the asset's carrying amount. Any excess of carrying amount over expected cash flows will result in a possible write-down of an asset to its fair value. Adopting SFAS No. 121 did not have a material adverse impact on the Company's financial position or results of operations.

7. Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and elected the option to disclose the effects that recog-nizing compensation expense in accordance with the new standard would have had on net income and earnings per share. If the Company had recognized compensation expense for awards under its various stock-based compensation plans according to the new standard, net income and earnings per share for the three-month periods ended March 31, 1996, and March 31, 1995, would not have been materially different from reported amounts.

8. Reference is made to Part II herein - Item 1, Legal Proceedings, and Note 16 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's principal subsidiary is LG&E, a regulated electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

                              Results of Operations

LG&E's results of operations are significantly affected by seasonal fluctua-tions in temperature and other weather-related factors. To a lesser degree, LG&E Natural Inc.'s (LG&E Natural, formerly Hadson Gas Services Inc.) results are also affected by seasonal fluctuations in temperature and other weather-related factors. Additionally, results of LG&E Power Inc.'s (LPI) operations are dependent upon the development of its electric power marketing business. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

                Three Months Ended March 31, 1996, Compared with
                        Three Months Ended March 31, 1995

Earnings per share increased to $.33 in the first quarter of 1996 from $.30 in the first quarter of 1995, mainly due to higher earnings at LG&E and LPI and due to including the earnings of LG&E Natural in 1996 results (the Company acquired LG&E Natural in May 1995), partially offset by an increase in corpo-rate expenses. LG&E's earnings increased primarily due to an increase in sales of natural gas and electricity caused by the colder winter weather, partially offset by an increase in operation and maintenance expenses at the power plants and an increase in various general and administrative expenses. LPI's earnings increased mainly due to higher power marketing sales volume, partially offset by a decrease resulting from completing construction on the Roanoke Valley II plant in mid-1995. Gains from natural gas trading activities contributed significantly to LG&E Natural's earnings for the first quarter of 1996. See
Note 3 of Notes to Financial Statements.

Utility Results:

LG&E's electric revenues increased to $135.8 million in the first quarter of 1996 from $123.6 million in the first quarter of 1995 mainly due to increased wholesale sales. Higher retail sales and revenues collected from the environ-mental cost recovery surcharge that was effective May 1, 1995, also contributed to the increase. Gas revenues increased to $91.1 million in 1996 from $76.0 million in 1995 due to an increase in retail sales which resulted from colder weather in 1996 as compared to 1995.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased increased $6.4 million (20 percent) for the quarter. Fuel for electric generation increased $4.1 million (13 percent) for the quarter because of an increase in generation ($5.1 million), partially offset by a decrease in the cost of coal burned ($1 million). Power purchased increased $2.3 million due to increased purchases required to meet native load and other power commitments.

Gas supply expenses increased $9.9 million (20 percent) due to an increase in the volume of gas delivered to the distribution system.

Utility operation and maintenance expenses increased $7.3 million (14 percent) primarily as a result of increases in various administrative expenses ($2.2 million) and increased costs to operate electric power plants and electric and gas distribution systems. Also contributing to the increase was an increase in maintenance expenses ($2.7 million) primarily related to repairs at the electric generating plants.

Non-Utility Results:

Non-utility revenues and cost of revenues increased $630.5 million and $610.4 million, respectively, in the first quarter of 1996 due to acquiring LG&E Natural in May 1995, and due to an increase in electric power marketing volumes. Partially offsetting these increases were decreases in revenues and cost of revenues resulting from LPI's completing construction on the Roanoke Valley II plant in mid-1995.

Operation and maintenance expense increased to $20.9 million in 1996 from $5.5 million in 1995 mainly due to acquiring LG&E Natural and due to increases related to the higher electric power marketing volumes. Higher corporate expenses also contributed to the increase.

Non-utility depreciation and amortization increased $3.1 million primarily due to acquiring LG&E Natural.

Non-utility interest charges increased $1.9 million due to an increase in notes payable related to the acquisition of LG&E Natural.

                         Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This was evidenced primarily by the Company's ability to fulfill its investing and financing requirements with internally-generated cash.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects in the non-utility business and other business development opportunities. Utility construction expenditures for the first three months of 1996 of $19 million were financed with internally-generated funds.

The Company's combined cash and marketable securities balance increased $20 million in the first quarter of 1996. The increase reflects the Company's cash flow from operations, less capital expenditures, a decrease in notes payable, and dividends paid.

The significant increases in accounts receivable and accounts payable resulted from seasonal fluctuations in LG&E Natural's business and from higher electric power marketing volumes. The significant decrease in gas stored underground resulted from seasonal fluctuations in LG&E's business. Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas.

Other cash flows from operating activities for the first quarter of 1996 included $15.8 million in increased gas supply costs. LG&E will recover these costs through its gas supply clause mechanism subject to the approval of the Public Service Commission of Kentucky. The higher gas prices were due to unusually cold weather that resulted in increased demand.

LG&E's First Mortgage Bonds, 5.625 percent Series of $16 million is scheduled to mature June 1, 1996. LG&E expects to use internally-generated cash to retire the bonds.

At March 31, 1996, lines of credit were in place totaling $550 million ($160 million for LG&E, $150 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.) for which the companies pay commitment or facility fees. $158 million of notes payable were outstanding under these lines at March 31, 1996 ($87 million for Energy Systems and $71 million for Gas Systems). The credit lines are scheduled to expire at various times between 1996 and 2001, and management expects to renegotiate them when they expire.

The Company's capitalization ratios at March 31, 1996, and December 31, 1995, were:

                                                March 31,  Dec. 31,
                                                  1996       1995

Long-term debt
 (including current portion)                       39.0%     38.7%
Notes payable                                       9.3      10.1
Preferred stock                                     5.6       5.6
Common equity                                      46.1      45.6
 Total                                            100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1995:
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 3 and 16 of the Notes to Financial Statements under Item 8. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1995 Form 10-K.

Environmental.  As reported in Note 16 of Notes to Financial Statements under
Item 8 of the Company's 1995 Form 10-K, 34 persons filed a complaint in Jefferson Circuit Court against LG&E seeking certification of a class consist-ing of all persons within 2.5 miles of the Mill Creek plant who have allegedly suffered personal injury or property damage as a result of emissions from the plant. The plaintiffs sought compensation for personal injury and property damage, injunctive relief, a fund to finance future medical monitoring of area residents and other relief. In June 1994, the court denied the plaintiffs' motion for certification of the class and thus limited the scope of the litigation to the claims of the individual plaintiffs. In August 1995, the court granted the plaintiffs' motion for leave to file an amended complaint to bring a total of 537 individual plaintiffs into the pending litigation. The plaintiffs subsequently filed a motion to certify a class consisting of all persons within 3.5 miles of the plant who have allegedly suffered property damage. The court has not yet ruled on that motion. In January 1996, the plaintiffs waived all claims for compensation for personal injuries, fear of cancer, emotional distress, loss of income, injunctive relief, and medical monitoring. LG&E stipulated nuisance as to plaintiffs located within 2.5 miles of the plant, but reserved the right to assert lack of causation and all affirmative defenses including statute of limitations. The plaintiffs also waived claims for punitive damages with respect to all plaintiffs located within 2.5 miles. The plaintiffs are currently asserting claims solely for property damage and annoyance due to emissions from the plant. In April 1996, LG&E and counsel for plaintiffs settled a number of individual claims and anticipate settling additional claims through continuing negotiations. Settlement of these claims did not have a material adverse impact on the financial position or results of operations of the Company, nor does management believe that settlement of the remaining claims will have such an impact. LG&E intends to vigorously defend itself against any claims which are not resolved through the pending settlement negotiations.

Open Access. As reported in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of the Company's 1995 Form 10-K, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking on Open Access Non-discriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collective-ly, the Mega-NOPR). On April 24, 1996, the FERC adopted a final rule, which is similar in many respects to the Mega-NOPR. The final rule is intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to offer open access to their transmission systems. While the Company is still reviewing the provisions of the final rule and is unable at this time to determine its precise effect on the Company's opera-tions, the Company generally is supportive of proposals to increase competition at all levels of the electric power market and intends to pursue opportunities created by a more competitive market.

TVA/LPM Interchange Agreement. As discussed in Item 3, Legal Proceedings, of the Company's 1995 Form 10-K, on January 12, 1996, the Alabama Power Company, Georgia Power Company and Mississippi Power Company (the Plaintiffs) filed a Complaint for Declaratory Judgment and Injunctive Relief against the Tennessee Valley Authority (TVA) and LG&E Power Marketing Inc. (LPM), a wholly-owned subsidiary of the Company, in the United States District Court for the Northern District of Alabama. On March 15, 1996, TVA filed a Motion to Dismiss, or, in the Alternative, for Summary Judgment, and on April 15, 1996, the Plaintiffs filed a Motion for Summary Judgment, and a response in opposition to TVA's original motion.

In the Company's opinion, the Interchange Agreement complies with all applica-ble laws and regulations. LPM intends to continue to vigorously defend itself in this matter. However, an adverse decision could have the effect of enjoin-ing TVA from further selling or delivering any power to LPM under existing provisions of the TVA Act. The ultimate resolution of this matter is not expected to have a material adverse effect on its results of operations or financial condition, but the Company is unable to predict the outcome of this proceeding.

Item 6(a).  Exhibits.

Exhibit
Number              Description

3.01                Copy of Articles of Incorporation, as amended, dated May
                    10, 1996.

10.01 Copy of the Credit Agreement, dated as of January 29, 1996, among LG&E Energy Systems Inc. as Borrower, the Banks named therein, Citibank, N.A. as Agent and Bank of Montreal as Co-Agent. [Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission].

10.02 Copy of the Support Agreement dated as of December 6, 1995, between the Company and LG&E Energy Systems Inc.

10.03 Copy of the Credit Agreement, dated as of May 12, 1995, among LG&E Gas Systems Inc. as Borrower, the Banks named therein as Lenders and Bank of Montreal, as Agent. [Cer-tain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission].

10.04 Copy of the Support Agreement, dated as of May 12, 1995, between the Company and LG&E Gas Systems Inc.

10.05 Copy of the Credit Agreement by and among Louisville Gas and Electric Company, dated December 18, 1995, the Banks party thereto, PNC Bank, Kentucky, Inc. as Agent and Bank of Montreal as Co-Agent. [Filed as Exhibit 10.01 to LG&E's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated by reference herein] [Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission].

27                  Financial Data Schedule.

99.01               Description of Common Stock.

Item 6(b).  Reports on Form 8-K.

On March 7, 1996, a report on Form 8-K was filed announcing a two-for-one split of its common stock, without par value, effective April 15, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  May 13, 1996                   /s/ Walter Z. Berger
                                      Walter Z. Berger
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)