Form 10-Q/A
period 1996-03-31
LG&E ENERGY CORP
filed 1996-07-19
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q/A


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

                       LG&E Energy Corp. and Subsidiaries

           Amendment to Form 10-Q for the Quarter Ended March 31, 1996

The Company is filing this amendment to its Form 10-Q for the quarter ended March 31, 1996 (the "Form 10-Q"), to (i) amend the description of Exhibits 10.01, 10.03 and 10.05 that appeared under Item 6(a) of the Form 10-Q to delete all references to confidential treatment requests filed with the Securities and Exchange Commission on behalf of the Company and its principal subsidiary, Louisville Gas and Electric Company, and (ii) to file Exhibits 10.01 and 10.03 in complete and unredacted form. The amended version of Item 6 is set forth below.

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

10.04 Copy of the Support Agreement, dated as of May 12, 1995, between the Company and LG&E Gas Systems Inc.

10.05 Copy of the Credit Agreement by and among Louisville Gas and Electric Company, dated December 18, 1995, the Banks party thereto, PNC Bank, Kentucky, Inc. as Agent and Bank of Montreal as Co-Agent. [Filed as Exhibit 10.01 to LG&E's Quarterly Report on Form 10-Q/A filed on July 19, 1996, for the quarter ended March 31, 1996, and incorporated by reference herein]

27                  Financial Data Schedule.

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


LG&E ENERGY CORP.
Registrant


Date:  July 19, 1996                  /s/ Walter Z. Berger
                                      Walter Z. Berger
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)