Form 10-Q
period 1996-06-30
LG&E ENERGY CORP
filed 1996-08-14
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 66,300,862 shares, without par value, as of July 31, 1996.

         Part I.  Financial Information - Item 1.  Financial Statements

                       LG&E Energy Corp. and Subsidiaries
                              Statements of Income
               (Unaudited - Thousands of $ Except Per Share Data)

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1996      1995       1996       1995
REVENUES:
 Electric utility . . . . . . . . .$151,857   $142,454 $  287,676   $266,101
 Gas utility. . . . . . . . . . . .  29,362     25,480    120,418    101,455
 Non-utility. . . . . . . . . . . . 579,658     81,123  1,218,680     89,602
  Total revenues. . . . . . . . . . 760,877    249,057  1,626,774    457,158

COST OF REVENUES:
 Fuel and power purchased . . . . .  41,863     36,837     80,879     69,495
 Gas supply expenses. . . . . . . .  18,652     13,594     76,884     61,961
 Non-utility. . . . . . . . . . . . 566,853     77,599  1,185,213     85,580
  Total cost of revenues. . . . . . 627,368    128,030  1,342,976    217,036

Gross profit. . . . . . . . . . . . 133,509    121,027    283,798    240,122

OPERATING EXPENSES:
 Operation and maintenance:
  Utility . . . . . . . . . . . . .  51,773     52,921    110,492    104,336
  Non-utility . . . . . . . . . . .  11,517      8,777     32,431     14,293
 Depreciation and amortization. . .  25,764     23,283     51,492     45,112
  Total operating expenses. . . . .  89,054     84,981    194,415    163,741

Equity in earnings
 of joint ventures. . . . . . . . .   4,201     16,422      8,801     20,531

OPERATING INCOME. . . . . . . . . .  48,656     52,468     98,184     96,912
Other income and (deductions) . . .   1,555      1,503      1,541      2,327
Interest charges and
 preferred dividends. . . . . . . .  13,834     13,812     27,879     26,910
Income before income taxes. . . . .  36,377     40,159     71,846     72,329
Income taxes. . . . . . . . . . . .  12,581     15,509     26,515     27,987

NET INCOME. . . . . . . . . . . . .$ 23,796   $ 24,650 $   45,331   $ 44,342

Average common shares
 outstanding. . . . . . . . . . . .  66,294     66,102     66,263     66,079

Earnings per share. . . . . . . . .$     .36 $     .37$       .68  $     .67

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                                 Balance Sheets
                                   (Unaudited)
                                (Thousands of $)

                                     ASSETS

                                                       June 30,      Dec. 31,
                                                         1996          1995

UTILITY PLANT:
 At original cost . . . . . . . . . . . . . . . . . .$2,637,011   $2,598,860
 Less:  reserve for depreciation. . . . . . . . . . .   967,982      934,942
  Net utility plant . . . . . . . . . . . . . . . . . 1,669,029    1,663,918

OTHER PROPERTY AND INVESTMENTS - less reserve:
 Investment in affiliates . . . . . . . . . . . . . .  124,843       123,338
 Other. . . . . . . . . . . . . . . . . . . . . . . .   193,922      197,130
  Total other property and investments. . . . . . . .   318,765      320,468

CURRENT ASSETS:
 Cash and temporary cash investments. . . . . . . . .   85,772        80,144
 Marketable securities. . . . . . . . . . . . . . . .    8,874        29,060
 Accounts receivable - less reserve . . . . . . . . .  354,192       314,153
 Materials and supplies - primarily at average cost:
  Fuel (predominantly coal) . . . . . . . . . . . . .    6,477        14,996
  Gas stored underground. . . . . . . . . . . . . . .   16,374        47,530
  Other . . . . . . . . . . . . . . . . . . . . . . .   33,356        34,384
 Prepayments and other. . . . . . . . . . . . . . . .     47,846      27,245
  Total current assets. . . . . . . . . . . . . . . .    552,891     547,512

DEFERRED DEBITS AND OTHER ASSETS. . . . . . . . . . .    115,177      97,022

  Total assets. . . . . . . . . . . . . . . . . . . .$2,655,862   $2,628,920

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                             Balance Sheets (cont.)
                                   (Unaudited)
                                (Thousands of $)

                             CAPITAL AND LIABILITIES

                                                       June 30,      Dec. 31,
                                                         1996          1995
CAPITALIZATION:
 Common stock, without par value -
  Outstanding 66,300,862 shares
  and 66,194,766 shares (notes 2 and 7) . . . . . . .$  465,531   $  463,705
 Other. . . . . . . . . . . . . . . . . . . . . . . .   (1,404)       (1,501)
 Retained earnings. . . . . . . . . . . . . . . . . .   325,468      316,930
  Total common equity . . . . . . . . . . . . . . . .  789,595       779,134
 Cumulative preferred stock . . . . . . . . . . . . .   95,328        95,328
 Long-term debt . . . . . . . . . . . . . . . . . . .   646,838      646,845
  Total capitalization. . . . . . . . . . . . . . . . 1,531,761    1,521,307

CURRENT LIABILITIES:
 Long-term debt due within one year . . . . . . . . .        -        16,000
 Notes payable. . . . . . . . . . . . . . . . . . . .  168,800       173,000
 Accounts payable . . . . . . . . . . . . . . . . . .  308,919       287,457
 Trimble County settlement. . . . . . . . . . . . . .   20,078        29,800
 Accrued taxes. . . . . . . . . . . . . . . . . . . .   14,274         9,812
 Other. . . . . . . . . . . . . . . . . . . . . . . .    82,406       72,376
  Total current liabilities . . . . . . . . . . . . .   594,477      588,445

DEFERRED CREDITS AND OTHER LIABILITIES:
 Accumulated deferred income
  taxes . . . . . . . . . . . . . . . . . . . . . . .  244,343       233,481
 Investment tax credit, in
  process of amortization . . . . . . . . . . . . . .   81,834        84,037
 Regulatory liability . . . . . . . . . . . . . . . .   86,753        88,242
 Other. . . . . . . . . . . . . . . . . . . . . . . .    116,694     113,408
  Total deferred credits and other liabilities. . . .    529,624     519,168

  Total capital and liabilities . . . . . . . . . . .$2,655,862   $2,628,920

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                            Statements of Cash Flows
                          (Unaudited - Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . .$  45,331     $  44,342
 Items not requiring cash currently:
  Depreciation and amortization . . . . . . . . . . .   51,492        45,112
  Deferred income taxes - net . . . . . . . . . . . .   17,921         8,567
  Other . . . . . . . . . . . . . . . . . . . . . . .     (549)       14,273
 Decrease (increase) in net current assets. . . . . .    6,266        (3,691)
 Other. . . . . . . . . . . . . . . . . . . . . . . .  (29,141)       (8,498)
  Net cash provided by operations . . . . . . . . . .   91,320       100,105

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities. . . . . . . . . . . . . . .  (13,357)     (136,779)
 Proceeds from sales of securities. . . . . . . . . .   33,856       215,994
 Construction expenditures. . . . . . . . . . . . . .  (50,723)      (39,008)
 Investment in affiliates . . . . . . . . . . . . . .       (3)      (12,475)
 Acquisition of LG&E Natural Inc.,
  net of cash and temporary cash
  investments acquired. . . . . . . . . . . . . . . .          -    (146,104)
    Net cash used for investing activities. . . . . .  (30,227)     (118,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock . . . . . . . . . . . . . .    1,499         1,243
 Issuance of bonds. . . . . . . . . . . . . . . . . .        -        39,959
 Retirement of bonds and
  other long-term debt. . . . . . . . . . . . . . . .  (16,000)      (43,600)
 Repayment of short-term borrowings . . . . . . . . .  (69,000)      (35,292)
 Short-term borrowings. . . . . . . . . . . . . . . .   64,800       126,975
 Payment of common dividends. . . . . . . . . . . . .  (36,764)      (35,510)
  Net cash (used for) provided by
    financing activities. . . . . . . . . . . . . . .$ (55,465)    $  53,775

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                        Statements of Cash Flows (cont.)
                          (Unaudited - Thousands of $)

                                                          Six Months Ended
                                                              June 30,
                                                        1996           1995


NET INCREASE IN CASH AND
 TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . .$   5,628     $  35,508

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .   80,144        49,407

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD. . . . . . . . . . . . . . . . . . . .$  85,772     $  84,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Income taxes. . . . . . . . . . . . . . . . . . .$  13,413     $  20,521
    Interest on borrowed money. . . . . . . . . . . .   25,232        24,107

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                         Statements of Retained Earnings
                                   (Unaudited)
                                (Thousands of $)

                                     Three Months Ended    Six Months Ended
                                          June 30,                   June 30,
                                       1996      1995       1996       1995

Balance at beginning of period. . . $320,070   $309,000   $316,930   $307,072
Net income. . . . . . . . . . . . .   23,796     24,650     45,331     44,342
Cash dividends declared on
 common stock ($.2775, $.26875,
 $.555 and $.5375 per share). . . .   18,398     17,765     36,793     35,529

Balance at end of period. . . . . . $325,468   $315,885   $325,468   $315,885

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

     In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain amounts in the statements of income for the three and six months ended June 30, 1995, have been reclassified to be consistent with the presentation for the three and six months ended June 30, 1996, with no impact on previously-reported net income or earnings per share.

     These financial statements should be read in conjunction with the finan-cial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1995, and the Report on Form 10-Q for the quarter ended March 31, 1996.

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

3. The Company entered into four over-the-counter interest-rate swap con-tracts at various times in the first quarter of 1996. The notional amounts on these swaps totaled $75 million. Management has designated the swaps as hedges of some of its notes payable, and as such they reduce the Company's exposure to changes in interest rates by converting the variable rates paid on the notes to an average fixed rate of 4.935 percent. The average variable rates received on the swaps during the three- and six-month periods ended June 30, 1996, were 5.461 percent and 5.488 percent. The average interest rates paid on the underlying notes during the three- and six-month periods ended June 30, 1996, were 5.636 percent and 5.73 percent. The variable rates received on the swaps change every three months, and they are based on the three-month London Interbank Offered Rate. The swaps mature at various times from February 1997 through April 1997. The fair values of the swaps were immaterial at June 30, 1996.

     Information summarizing the Company's open positions on natural gas financial instruments used for trading purposes at June 30, 1996, is presented below. Dollar amounts represent net premiums paid or (received) for natural gas options (in millions).

          Short/sell positions:
            532 BCF notional amount, delivery
            dates from July 1996 to December 1999       $(18.2)

          Long/buy positions:
            519 BCF notional amount, delivery
            dates from July 1996 to December 1999         17.9

          Total                                        $   (.3)

     For the three- and six-month periods ended June 30, 1996, the Company recorded net gains of $4.9 million and $13.8 million, respectively, from natural gas trading activities. These amounts are included in non-utility revenues in the accompanying income statements. The average fair values of the Company's natural gas financial instruments used for trading purposes during the three months ended June 30, 1996, included assets of $66.1 million and liabilities of $63.9 million. The comparable average fair values for the six months ended June 30, 1996, included assets of $69.7 million and liabilities of $67.6 million. The fair values of the Company's natural gas options and swaps used for trading purposes as of June 30, 1996, included assets of $77.7 million and liabilities of $55.2 million.

     The fair values of and net premiums paid for natural gas options and swaps used for hedging purposes were immaterial at June 30, 1996. Deferred gains and losses on closed natural gas financial instruments used for hedging purposes also were immaterial at June 30, 1996.

     The notional amounts, costs and fair values at June 30, 1996, of the Company's other financial instruments were not materially different from comparable amounts at December 31, 1995.

4. LG&E filed an application with the Public Service Commission of Kentucky (Commission) on October 7, 1994, in which it requested approval of an environmental cost recovery surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. On April 6, 1995, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, and is expected to increase 1996 revenues by approximately $5.7 million. The surcharge became effective on May 1, 1995.

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

5. On June 1, 1996, LG&E's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired.

6. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The new standard requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing such impairment reviews, companies are required to estimate the sum of future cash flows from an asset and compare such amount to the asset's carrying amount. Any excess of carrying amount over expected cash flows will result in a possible write-down of an asset to its fair value. Adopting SFAS No. 121 had no impact on the Company's financial position or results of operations.

7. Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and elected the option to disclose the effects that recog-nizing compensation expense in accordance with the new standard would have had on net income and earnings per share. If the Company had recognized compensation expense for awards under its various stock-based compensation plans according to the new standard, net income and earnings per share for the three- and six-month periods ended June 30, 1996, and June 30, 1995, would not have been materially different from reported amounts.

8. See Item 1, Legal Proceedings, under Part II for a discussion of the request for rehearing filed with FERC by LG&E-Westmoreland Southampton, the partnership that owns the Southampton facility, regarding the partner-ship's request for an order from FERC stating that the Southampton facility remains a qualifying facility for 1992 and the subsequent order issued by FERC dated July 31, 1996.

9. See Item 1, Legal Proceedings, under Part II for a discussion of a filing by Kenetech Windpower, Inc., for protection under Chapter 11 of the United States Bankruptcy Code. The filing seeks to restructure contracts that exist between Kenetech and certain partnerships in which the Company has investments.

10. Reference is made to Part II herein - Item 1, Legal Proceedings, and Note 16 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's principal subsidiary is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncer-tainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; unusual weather; regulatory decisions; and the other factors described in the Company's Form 10-K for the year ended December 31, 1995, or listed in Exhibit 99.01 to the Company's Form 8-K dated June 10, 1996.

                              Results of Operations

LG&E's results of operations are significantly affected by seasonal fluctua-tions in temperature and other weather-related factors. To a lesser degree, LG&E Natural Inc.'s (LG&E Natural, formerly Hadson Gas Services Inc., and a wholly-owned subsidiary of Gas Systems) results are also affected by seasonal fluctuations in temperature and other weather-related factors. Additionally, results of LG&E Power Inc.'s (LPI, a wholly-owned subsidiary of Energy Systems) operations are dependent upon the development of its electric power marketing business. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

                 Three Months Ended June 30, 1996, Compared with
                        Three Months Ended June 30, 1995

Earnings per share decreased 2.7 percent to $.36 in 1996 from $.37 in 1995 mainly due to two of LPI's partnerships' recording gains totaling $.08 per share on sales of purchase power contracts in June 1995. This decrease was partially offset by higher earnings at LG&E in 1996, lower corporate expenses, and higher earnings at LG&E Natural, which the Company acquired in May 1995. LG&E's earnings increased due primarily to higher weather-related electric and natural gas sales and a decrease in operating expenses caused principally by a one-time reduction of certain employee fringe benefits. This improvement in LG&E's net income was achieved despite the costs associated with numerous severe storms that occurred this quarter.

Utility Results:

LG&E's electric and gas revenues increased $9.4 million (6.6 percent) and $3.9 million (15.2 percent), respectively, in the second quarter primarily because of weather conditions. Electric sales for resale increased over the second quarter of 1995 due to aggressive efforts in marketing off-system sales.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased increased $5.0 million (14 percent) for the quarter. Fuel for electric generation increased $.9 million (2 percent) for the quarter because of an increase in generation ($2.3 million), partially offset by a decrease in the cost of coal burned ($1.4 million). Power purchased increased $4.1 million due to increased purchases required to meet native load and other power commitments.

Gas supply expenses increased $5.1 million (37 percent) due to an increase in net gas supply cost ($2.7 million) and a higher volume of gas delivered to the distribution system ($2.4 million).

Utility operation and maintenance expenses decreased $1.1 million (2 percent) primarily due to a one-time reduction of certain employee fringe benefits in connection with a change in the collective bargaining agreement ($3.6 million). See Item 7, Management's Discussion and Analysis of Results of Operation and Financial Condition, in the Company's 1995 Form 10-K. Partially offsetting these decreases was an increase in maintenance expenses related to scheduled turbine overhauls ($2 million) and storm damage ($1.5 million).

Non-Utility Results:

Non-utility revenues and cost of revenues increased $498.5 million and $489.3 million, respectively, in 1996 mainly due to acquiring LG&E Natural on May 15, 1995. Also contributing to the increases were higher revenues and cost of revenues at LG&E Natural during the May 15-to-June 30 period, and an increase in electric power marketing volumes. The increases at LG&E Natural during the May 15-to-June 30 period resulted from higher volumes and higher natural gas prices.

Operation and maintenance expense increased 31 percent to $11.5 million in 1996 from $8.8 million in 1995 mainly due to acquiring LG&E Natural ($1.8 million) and to increases related to the higher electric power marketing volumes. Lower corporate expenses partially offset these increases.

Non-utility equity in earnings of joint ventures decreased 74 percent to $4.2 million in 1996 from $16.4 million in 1995 mainly due to two of LPI's partner-ships' recording gains totaling $9.7 million on sales of purchase power contracts in June 1995.

Non-utility depreciation and amortization increased $1.7 million primarily due to acquiring LG&E Natural.

The consolidated effective tax rate decreased to 34.6% in 1996 from 38.6% in 1995 mainly due to changes in the provision for state income taxes.

                  Six Months Ended June 30, 1996, Compared with
                         Six Months Ended June 30, 1995

Earnings per share increased 1.5 percent to $.68 in 1996 from $.67 in 1995 mainly due to higher earnings at LG&E and LG&E Natural, which the Company acquired in May 1995. These increases were partially offset by gains totaling $.08 per share recorded on sales of purchase power contracts by two of LPI's partnerships in June 1995. The increase in LG&E's earnings was primarily due to an increase in sales of natural gas and electricity, partially offset by increased maintenance expense at the power plants and increased storm-related expenses.

Utility Results:

LG&E's electric and gas revenues increased $21.6 million (8 percent) and $19.0 million (19 percent), respectively, primarily because of weather conditions. Electric sales for resale increased due to aggressive efforts in marketing off-system sales.

Fuel and power purchased increased $11.4 million (16 percent) for the six months ended June 30, 1996. Fuel for electric generation increased $5 million (7 percent) for the six months primarily because of increased generation ($7.4 million), partially offset by a lower cost of coal burned ($2.4 million). Power purchased increased $6.4 million due to increased purchases required to meet native load and other power commitments.

Gas supply expenses increased $14.9 million (24 percent) primarily because of an increase in gas delivered to the distribution system ($13.1 million) and the higher cost of net gas supply ($1.8 million).

Utility operation and maintenance expenses increased $6.2 million (6 percent) primarily due to an increase in scheduled turbine overhauls ($4.1 million) and expenses related to storm damage ($1.7 million), partially offset by the one-time reduction of certain employee fringe benefits in connection with the collective bargaining agreement ($3.6 million). See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of the Company's 1995 Form 10-K..

Non-Utility Results:

Non-utility revenues and cost of revenues each increased by $1.1 billion in 1996 mainly due to acquiring LG&E Natural on May 15, 1995. Also contributing to the increases were higher revenues and cost of revenues at LG&E Natural during the May 15-to-June 30 period, and an increase in electric power market-ing volumes. The increases at LG&E Natural during the May 15-to-June 30 period resulted from higher volumes and higher natural gas prices.

Operation and maintenance expense increased to $32.4 million in 1996 from $14.3 million in 1995 mainly due to acquiring LG&E Natural and to increases related to the higher electric power marketing volumes.

Non-utility depreciation and amortization increased $4.8 million primarily due to acquiring LG&E Natural.

Non-utility equity in earnings of joint ventures decreased 57 percent to $8.8 million in 1996 from $20.5 million in 1995 mainly due to two of LPI's partner-ships' recording gains totaling $9.7 million on sales of purchase power contracts in June 1995.

Non-utility interest charges increased $2.7 million due to an increase in notes payable related to the acquisition of LG&E Natural.

The consolidated effective tax rate decreased to 36.9% in 1996 from 38.7% in 1995 mainly due to changes in the provision for state income taxes.

                         Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This was evidenced primarily by the Company's ability to fulfill its investing requirements with internally-generated cash.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects in the non-utility business, LG&E Natural's efforts to expand and improve its gas gathering and processing facilities, and other business development opportunities. Utility construction expenditures for the six months ended June 30, 1996, of $48 million were financed with internally-generated funds.

Margin calls are generally required on certain of the Company's hedge and trading financial instruments to address changes in the market prices of natural gas and electric power. The Company had approximately $40.1 million of net margin deposits as of June 30, 1996.

The Company's combined cash and marketable securities balance decreased $14.6 million (13.3 percent) during the six months ended June 30, 1996. The decrease reflects capital expenditures, the retirement of bonds, a net decrease in notes payable, and the payment of dividends, partially offset by cash flows from operations.

The increase in accounts receivable resulted from seasonal fluctuations in LG&E Natural's business and from higher electric power marketing volumes. These factors also contributed to the increase in accounts payable, but were partial-ly offset by a seasonal decrease at LG&E. The significant decrease in gas stored underground resulted from seasonal fluctuations at LG&E and LG&E Natural. Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas.

Other cash flows from operating activities for the first six months of 1996 included $20 million in increased gas supply costs. LG&E will recover these costs through its gas supply clause mechanism subject to the approval of the Public Service Commission of Kentucky. The higher gas prices were due to unusually cold weather that resulted in increased demand.

LG&E's First Mortgage Bonds, 5.625 percent Series of $16 million matured on June 1, 1996. LG&E used internally-generated cash to retire the bonds.

At June 30, 1996, lines of credit were in place totaling $568 million ($160 million for LG&E, $150 million for Energy Systems, $233 million for Gas Systems, and $25 million for LG&E Energy Corp.) for which the companies pay commitment or facility fees. $169 million of notes payable were outstanding under these lines at June 30, 1996 ($87 million for Energy Systems and $82 million for Gas Systems). The credit lines are scheduled to expire at various times between 1996 and 2001, and management expects to renegotiate them when they expire.

The Company's capitalization ratios at June 30, 1996, and December 31, 1995, were:

                                                June 30,   Dec. 31,
                                                  1996       1995

Long-term debt (including current portion)         38.1%     38.7%
Notes payable                                       9.9      10.1
Preferred stock                                     5.6       5.6
Common equity                                      46.4      45.6
 Total                                            100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                           Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1995:
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 3 and 16 of the Notes to Financial Statements under Item 8. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1995 Form 10-K and Form 10-Q for the quarter ended March 31, 1996.

Environmental.  As reported in Note 16 of Notes to Financial Statements under
Item 8 of the Company's 1995 Form 10-K, the Clean Air Act Amendments of 1990 (the Act) impose stringent limits on emissions of sulfur dioxide and nitrogen oxides by electric utility generating plants. LG&E is well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities. All of LG&E's coal-fired boilers are equipped with sulfur dioxide "scrubbers" and already achieve the final sulfur dioxide emission rates required by the year 2000 under the legislation. However, as part of its ongoing capital construction program, LG&E has spent $27 million to date and, based on engineering estimates from contractors, anticipates incurring additional capital expenditures of approxi-mately $3 million for remedial measures necessary to meet the Act's require-ments for nitrogen oxides. The overall financial impact of the legislation on the Company is expected to be minimal.

LG&E, along with a number of other companies, has been identified as a poten-tially responsible party (PRP) allegedly liable for cleanup under the Compre-hensive Environmental Response Compensation and Liability Act as amended at four off-site waste treatment or disposal sites. Under the law, each PRP potentially could be held jointly and severally liable for the cost of cleanup, but would have the right to seek contribution from other PRPs. The sites targeted for cleanup in which LG&E has been identified as a PRP include: the Smith's Farm site located in Bullitt County, Kentucky, the Sonora and Carlie Middleton Burn sites located in Hardin County, Kentucky, and the M.T. Richards site located in Crossville, Illinois. With respect to the Smith's Farm site, the United States Environmental Protection Agency (USEPA) has identified LG&E as a de minimis PRP and is currently pursuing other parties for the vast majority of the $42 million in cleanup costs as estimated by USEPA. USEPA recently revised its estimate for cleanup costs downward from $60 million to $42 million. LG&E is participating in settlement discussions in an effort to resolve any alleged liability which it may have. With respect to the Sonora Site and Carlie Middleton Burn Site, LG&E is now involved in litigation with USEPA and approximately 50 companies in an effort to resolve liability for approximately $1.8 million in cleanup costs incurred by USEPA. With respect to the M.T. Richards site, LG&E has been identified as a de minimis party and has reached a tentative settlement for $7,500, subject to approval by the govern-ment and entry by the court. While it is not possible at this time to predict the exact outcome or precise impact of these matters, management believes that these matters should not have a material adverse impact on the financial position or results of operations of the Company.

Open Access. As reported in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of the Company's 1995 Form 10-K, in March 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking on Open Access Non-discriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collectively, the Mega-NOPR). On April 24, 1996, the FERC adopted final rules, which are similar in many respects to the Mega-NOPR (Orders 888 and 889). The final rules are intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to functionally unbundle transmission from generation and distribution businesses, and to offer open access to their transmission systems. While the Company is still review-ing the provisions of the final rules and is unable at this time to determine its precise effect on operations, the Company generally is supportive of proposals to increase competition at all levels of the electric power market and intends to pursue opportunities created by a more competitive market.

TVA/LPM Interchange Agreement. As discussed in Item 3, Legal Proceedings, of the Company's 1995 Form 10-K, on January 12, 1996, the Alabama Power Company, Georgia Power Company and Mississippi Power Company (the Plaintiffs) filed a Complaint for Declaratory Judgment and Injunctive Relief against the Tennessee Valley Authority (TVA) and LG&E Power Marketing Inc. (LPM), a wholly-owned subsidiary of the Company, in the United States District Court for the Northern District of Alabama. The Plaintiffs claim that TVA has violated the Tennessee Valley Authority Act (TVA Act) by entering into an interchange agreement with LPM (Interchange Agreement) and that TVA is prohibited from selling or deliver-ing any power to LPM, to any other broker or marketer of power, or to any other unauthorized recipient or from otherwise engaging in unlawful power supply arrangements. The Complaint as drafted seeks no direct remedy from LPM. On March 15, 1996, TVA filed a Motion to Dismiss, or, in the Alternative, for Summary Judgment, and on April 15, 1996, the Plaintiffs filed a Motion for Summary Judgment, and a response in opposition to TVA's original motion. LPM filed its motion for Summary Judgment on April 30, 1996.

In the Company's opinion, the Interchange Agreement complies with all applica-ble laws and regulations. LPM intends to continue to vigorously defend itself in this matter. However, an adverse decision could have the effect of enjoin-ing TVA from further selling or delivering any power to LPM under existing provisions of the TVA Act. The ultimate resolution of this matter is not expected to have a material adverse effect on the Company's results of opera-tions or financial condition, but the Company is unable to predict the outcome of this proceeding.

Roanoke Valley I. As reported in Item 1, Business; Item 3, Legal Proceedings; and Note 16 of Notes to Financial Statements under Item 8 of the Company's 1995 Form 10-K, the Company owns a 50% interest in Westmoreland-LG&E Partners (WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through July 1996, Virginia Power withheld approximately $10.4 million of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power breached the PPA in withholding such payments. In June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss WLP's complaint. In early March 1996, Virginia Power filed a motion for summary judgment, and on March 22, 1996, the court granted Virginia Power's motion as to all counts. The Company filed a petition for appeal with the Virginia Supreme Court on July 12, 1996. Virginia Power filed a brief in opposition to petition for appeal on August 5, 1996.

Southampton.  As reported in Item 1, Business; Item 3, Legal Proceedings; and
Note 16 of Notes to Financial Statements under Item 8 of the Company's 1995 Form 10-K, the Southampton plant, a 63 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company (Virginia Power) as a qualifying facility (QF) under the Public Utility Regulatory Policies Act (PURPA). The plant began commercial operation in 1992. On July 7, 1994, FERC denied the request of LG&E-Westmoreland Southampton (the Partnership) for a waiver of certain QF requirements and directed the Partnership to show cause as to why it should not be required to file new cost-based rates for its 1992 electric sales to Virginia Power.

The Partnership filed a request for rehearing and a motion to consider its request for rehearing as timely filed, or in the alternative, to treat its request for rehearing as a motion for reconsideration, in August 1994, one day out of time. This filing sought a reversal of FERC's prior order, or, in the alternative, a clarification of FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under PUHCA, utility laws in Virginia and various portions of the Federal Power Act.

On July 31, 1996, FERC entered an order in the Southampton case which included a policy statement regarding all QF facilities which fail to meet QF standards. The order turned down the Partnership's request for a settlement conference. The order affirmed exemptions from PUHCA and state law for the Partnership when the QF operating requirements were not met for a period in 1992, supporting the Partnership's request that the ruling on non-compliance should have no effect on the exemptions from regulations that would have classified the plant as a public utility. The FERC's decision to uphold these exemptions eliminates potential issues involving provisions of the Public Utility Holding Company Act, Virginia utility law and the non-rate provisions of the Federal Power Act.

The FERC also concluded that the Partnership should refund a portion of the rates it received from Virginia Power during 1992. The Company had anticipated that the Partnership could be required to make a refund to Virginia Power in the event the QF standards for 1992 were not waived. The order calls for a refund with interest from the Partnership of the difference between the amount paid by Virginia Power during the period and the amount Virginia Power would have paid for energy if it had purchased energy at its incremental energy rate. The Company's share of the revenues received by the Partnership in 1992 is approximately $9.5 million. The amount of the refund is currently unknown, and is dependent on records to be produced by Virginia Power, and further FERC review. The Company continues to study the order and, at this time, cannot predict what, if any, further action it may take; nor can it predict what action Virginia Power may take.

Kenetech Bankruptcy. In May 1996, Kenetech Windpower, Inc. (Kenetech) filed in the United States Bankruptcy Court in the Northern District of California for protection under Chapter 11 of the United States Bankruptcy Code seeking, among other things, to restructure certain contractual commitments between Kenetech and its subsidiaries, on the one hand, and various windpower projects located in the U.S. and abroad, on the other hand. Included in these projects are the Windpower Partners 1993 (WPP 93), Windpower Partners 1994 (WPP 94) and KW Tarifa, S.A. (Tarifa) wind projects in which the Company has invested, collec-tively, approximately $31 million. As a part of the bankruptcy proceeding, Kenetech is also seeking to void certain warranty commitments made to the owners of those projects with respect to the operation and output of the facilities, and the repair and replacement of the windpower generation equip-ment located there. LPI has been named to the creditors' committee in the Kenetech bankruptcy on behalf of the three projects, and has been working with representatives of Kenetech and other secured and unsecured creditors to ensure that the project owners' interests are equitably treated in the bankruptcy.

The owners of WPP 93 and WPP 94 have implemented interim operations and maintenance agreements which provide for the continued operation of the facilities by Kenetech for fees and expense reimbursements in excess of those originally payable to Kenetech or its affiliates under the prior operating agreements (which, as a result of the bankruptcy filing, were voided). The owners anticipate that the interim agreements, which are terminable by the project owners upon 14-days notice, will be terminated, and that a new operator of the facility will be retained, in early September of this year. The owners of the Tarifa windpower project assumed operating control over that facility shortly after the bankruptcy filing, and do not plan to retain Kenetech or any other third party operator for the project in the foreseeable future.

The Company is unable to predict the outcome of the bankruptcy proceeding or the settlement negotiations. However, the Company does not expect the ultimate resolution of the bankruptcy to have a material adverse effect on its results of operations or financial condition.

Item 2.  Changes in Securities

On March 6, 1996, the Company announced that its Board of Directors approved a two-for-one split of its Common Stock, without par value, to shareholders of record on April 1, 1996. The split was effective April 15, 1996. In addition, upon the approval of the Company's shareholders at the Annual Meeting on April 23, 1996, the Company's authorized common shares were increased from 75,000,000 to 125,000,000. As a result of the two-for-one split and in accordance with the terms of the Company's Rights to Purchase Series A Preferred Stock ("Rights"), the number of Rights associated with a share of Common Stock was reduced from two-thirds of a Right per common share to one-third of a Right per common share.

Item 4.  Submission of Matters to a Vote of Security Holders

a)   The Company's Annual Meeting of Shareholders was held on April 23, 1996.

b)   Not applicable.

c) The matters voted upon and the results of the voting at the Annual Meeting follow:

   1.  The shareholders voted to elect the Company's nominees for election to
       the Board             of Directors as follows:

       Roger W. Hale - 27,479,199 shares cast in favor of election and 313,142 shares withheld;

       David B. Lewis - 27,481,696 shares cast in favor of election and 310,277 shares withheld;

       Anne H. McNamara - 27,482,247 shares cast in favor of election and 309,725 shares withheld;

       Donald C. Swain - 27,355,334 shares cast in favor of election and 435,674 shares withheld.

   2. The shareholders voted 23,123,486 shares of Common Stock in favor of and 696,980 shares of Common Stock against the approval of an amendment to the Employee Common Stock Purchase Plan to authorize the issuance of an additional 1,000,000 shares of Common Stock thereunder. Holders of 616,151 shares of Common Stock abstained from voting on this matter.

   3. The shareholders voted 22,056,624 shares of Common Stock in favor of and 1,595,185 shares of Common Stock against the approval of the Amended and Restated Omnibus Long-Term Incentive Plan, including the issuance of an additional 2,400,000 shares of Common Stock thereunder. Holders of 735,769 shares of Common Stock abstained from voting on this matter.

   4. The shareholders voted 26,623,394 shares of Common Stock in favor of and 706,266 shares of Common Stock against the approval of an amendment to the Company's articles of incorporation to increase the number of autho-rized shares of Common Stock from 75,000,000 to 125,000,000. Holders of 460,853 shares of Common Stock abstained from voting on this matter.

   5. The shareholders voted 25,122,074 shares of Common Stock in favor of and 1,642,109 shares of Common Stock against the approval of the Short-Term Incentive Plan. Holders of 1,023,892 shares of Common Stock abstained from voting on this matter.

   6. The shareholders voted 27,329,165 shares of Common Stock in favor of and 142,180 shares of Common Stock against the approval of Arthur Andersen LLP as independent auditors for 1996. Holders of 322,423 shares of Common Stock abstained from voting on this matter.

d)   Not applicable.

Item 6(a).  Exhibits.

Exhibit
Number              Description

27                  Financial Data Schedule.

Item 6(b).  Reports on Form 8-K.

On June 10, 1996, the Company filed a report on Form 8-K containing cautionary statements identifying important factors that could cause its actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. The Company filed these statements in response to the "safe harbor" provisions of the Private Securi-ties Litigation Reform Act of 1995.

On June 14, 1996, the Company filed a report on Form 8-K discussing a meeting the Company's executives had with industry analysts. The meeting covered the Company's growth plans and its expectations regarding future results. An exhibit filed with the 8-K contained a press release which included forward-looking and historical material non-public information disclosed to analysts at the meeting.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  August 13, 1996                /s/ Walter Z. Berger
                                      Walter Z. Berger
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of the registrant in his capac-
                                      ity as Principal Accounting Officer)