Form 10-Q
period 1996-09-30
LG&E ENERGY CORP
filed 1996-11-12
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1996


                                    or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 66,341,444 shares, without par value, as of October 31, 1996.

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                           Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                     Sept. 30,              Sept. 30,
                                  1996       1995       1996        1995

REVENUES:
Electric utility                $183,624   $178,896 $  471,300   $444,997
Gas utility                       20,306     17,566    140,724    119,021
Non-utility                      648,938    213,699  1,867,618    303,301
 Total revenues                  852,868    410,161  2,479,642    867,319

COST OF REVENUES:
Fuel and power purchased          43,377     50,362    124,256    119,857
Gas supply expenses               13,327      8,791     90,211     70,752
Non-utility                      638,698    205,669  1,823,911    291,249
 Total cost of revenues          695,402    264,822  2,038,378    481,858

Gross profit                     157,466    145,339    441,264    385,461

OPERATING EXPENSES:
Operation and maintenance:
 Utility                          48,928     46,030    159,420    150,366
 Non-utility                      15,910      5,483     48,341     19,776
Depreciation and amortization     25,893     24,587     77,385     69,699
 Total operating expenses         90,731     76,100    285,146    239,841

Equity in earnings
 of joint ventures                 2,512      4,718     11,313     25,249

OPERATING INCOME                  69,247     73,957    167,431    170,869

Other income and (deductions)      1,812      2,031      3,353      4,358
Interest charges and
 preferred dividends              12,525     12,683     40,404     39,593

Income before income taxes        58,534     63,305    130,380    135,634

Income taxes (note 7)             17,430     24,214     43,945     52,201

NET INCOME                      $ 41,104   $ 39,091 $   86,435   $ 83,433

Average common shares
 outstanding                      66,307     66,108     66,278     66,089

Earnings per share              $    .62   $    .59  $     1.30   $   1.26

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                              Balance Sheets
                               (Unaudited)
                             (Thousands of $)

                                  ASSETS

                                                     Sept. 30,    Dec. 31,
                                                        1996        1995

UTILITY PLANT:
At original cost                                    $2,652,717 $2,598,860
Less:  reserve for depreciation                        987,642    934,942
 Net utility plant                                   1,665,075  1,663,918

OTHER PROPERTY AND INVESTMENTS - less reserve:
Investment in affiliates                               123,528    123,338
Other                                                  192,893    197,130
 Total other property and investments                  316,421    320,468

CURRENT ASSETS:
Cash and temporary cash investments                    100,178     80,144
Marketable securities                                    9,384     29,060
Accounts receivable - less reserve                     337,484    314,153
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              14,319     14,996
 Gas stored underground                                 42,349     47,530
 Other                                                  33,206     34,384
Prepayments and other                                   32,976     27,245
 Total current assets                                  569,896    547,512

DEFERRED DEBITS AND OTHER ASSETS                       109,540     97,022

Total assets                                        $2,660,932 $2,628,920

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                          Balance Sheets (cont.)
                               (Unaudited)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                     Sept. 30,    Dec. 31,
                                                        1996        1995

CAPITALIZATION:
Common stock, without par value -
 Outstanding 66,341,444 shares
 and 66,194,766 shares (note 2)                     $  466,329 $  463,705
Other                                                  (1,261)    (1,501)
Retained earnings                                      347,499    316,930
 Total common equity                                   812,567    779,134
Cumulative preferred stock                              95,328     95,328
Long-term debt                                         646,836    646,845
 Total capitalization                                1,554,731  1,521,307

CURRENT LIABILITIES:
Long-term debt due within one year (note 5)                  -     16,000
Notes payable                                          158,000    173,000
Accounts payable                                       274,294    287,457
Trimble County settlement                               19,061     29,800
Accrued taxes                                           27,994      9,812
Other                                                   91,291     72,376
 Total current liabilities                             570,640    588,445

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 247,746    233,481
Investment tax credit, in
 process of amortization                                80,732     84,037
Regulatory liability                                    86,009     88,242
Other                                                  121,074    113,408
 Total deferred credits and other liabilities          535,561    519,168

Total capital and liabilities                       $2,660,932 $2,628,920

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                            Sept. 30,
                                                        1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  86,435  $  83,433
Items not requiring cash currently:
 Depreciation and amortization                          77,385     69,699
 Deferred income taxes - net                            20,480     10,788
 Other                                                   1,490     15,888
Change in net current assets                           (9,535)   (59,723)
Other                                                 (21,444)      (388)
 Net cash flows from operating activities              154,811    119,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                               (15,536)  (174,593)
Proceeds from sales of securities                       35,771    255,751
Construction expenditures                             (71,142)   (63,259)
Investment in affiliates                                   (3)   (28,234)
Acquisition of LG&E Natural Inc.,
 net of cash and temporary cash
 investments acquired                                        -  (146,104)
  Net cash flows from investing activities            (50,910)  (156,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                 2,295      1,934
Issuance of bonds                                            -     39,943
Retirement of bonds and
 other long-term debt                                 (16,000)   (43,579)
Repayment of short-term borrowings                    (79,800)   (81,282)
Short-term borrowings                                   64,800    193,865
Payment of common dividends                           (55,162)   (53,275)
 Net cash flows from financing activities           $ (83,867)  $  57,606

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                     Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                            Sept. 30,
                                                        1996        1995

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                    $  20,034  $  20,864

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    80,144     49,407

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $ 100,178  $  70,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                       $  15,358  $  29,173
  Interest on borrowed money                            33,238     36,533

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

                    LG&E Energy Corp. and Subsidiaries
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                     Sept. 30,              Sept. 30,
                                  1996       1995       1996        1995

Balance at beginning
 of period                      $325,468   $315,885   $316,930   $307,072
Net income                        41,104     39,091     86,435     83,433
Cash dividends declared on
 common stock ($.2875, $.2775,
 $.8425 and $.815 per share)     19,073     18,355     55,866     53,884

Balance at end of period        $347,499   $336,621   $347,499   $336,621

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

       In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain amounts in the statements of income for the three and nine months ended September 30, 1995, have been reclassified to be consistent with the presentation for the three and nine months ended September 30, 1996, with no impact on previously-reported net income or earnings per share.

       These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1995, and the Reports on Form 10-Q for the quarters ended March 31, 1996, and June 30, 1996.

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

3. The Company entered into four over-the-counter interest-rate swap contracts at various times in the first quarter of 1996. The notional amounts on these swaps totaled $75 million. Management has designated the swaps as hedges of some of its notes payable, and as such they reduce the Company's exposure to changes in interest rates by converting the variable rates paid on the notes to an average fixed rate of 4.935 percent. The average variable rates received on the swaps during the three- and nine-month periods ended September 30, 1996, were 5.55 percent and 5.44 percent. The average interest rates paid on the underlying notes during the three- and nine-month periods ended September 30, 1996, were 5.8 percent and 5.75 percent. The variable rates received on the swaps change every three months, and they are based on the three-month London Interbank Offered Rate. The swaps mature at various times from February 1997 through April 1997. The fair values of the swaps were immaterial at September 30, 1996.
       Information summarizing the Company's open positions on natural gas financial instruments used for trading purposes at September 30, 1996, is presented below. Dollar amounts represent net premiums paid or (received) for natural gas options (in millions).

   Short/sell positions:
   554 BCF notional amount, delivery
   dates from October 1996 to December 1999             $(21.5)

   Long/buy positions:
   614 BCF notional amount, delivery
   dates from October 1996 to December 1999               24.6

   Total                                                $  3.1

       For the three- and nine-month periods ended September 30, 1996, the Company recorded net gains of $3.6 million and $17.4 million, respectively, from natural gas trading activities. These amounts are included in non-utility revenues in the accompanying income statements. The average fair values of the Company's natural gas financial instruments used for trading purposes during the three months ended September 30, 1996, included assets of $78.6 million and liabilities of $72.8 million. The comparable average fair values for the nine months ended September 30, 1996, included assets of $72.6 million and liabilities of $69.3 million. The fair values of the Company's natural gas options and swaps used for trading purposes as of September 30, 1996, included assets of $46.5 million and liabilities of $45.1 million.

       The Company uses exchange-traded and over-the-counter futures, options and swap contracts to hedge its exposure to changes in electric power prices. The Company defers its gains and losses on these instruments in other current assets or liabilities, and transfers the gains and losses to non-utility revenues or non-utility cost of revenues when the hedged transactions occur. The Company had open short positions covering 1,544,064 megawatt hours and open long positions covering 1,241,632 megawatt hours at September 30, 1996. Net deferred gains and losses on these positions were immaterial at September 30, 1996.

       The notional amounts, costs and fair values at September 30, 1996, of the Company's other financial instruments were not materially different from comparable amounts at December 31, 1995.

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

5. On June 1, 1996, LG&E's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired.

6. Gas Systems has guaranteed letters of credit issued to third parties to secure certain off-balance sheet obligations (including contingent obligations) of LG&E Natural and its subsidiaries. The letters of credit totaled approximately $35.0 million at September 30, 1996.

7. The effective income tax rate changed to 29.8% for the three months ended September 30, 1996, from 38.2% for the three months ended September 30, 1995. The rate changed to 33.7% for the nine months ended September 30, 1996, from 38.5% for the nine months ended September 30, 1995. The decreases in 1996 resulted from successfully resolving several pending income tax issues totaling $6.0 million.

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

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially.
Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; unusual weather; regulatory decisions; and the other factors described in the Company's Form 10-K for the year ended December 31, 1995, or listed in Exhibit 99.01 to the Company's Form 8-K dated June 10, 1996, under the heading "LG&E Energy Corp. Cautionary Factors."

                          Results of Operations

LG&E's results of operations are significantly affected by seasonal fluctua tions in temperature and other weather-related factors. To a lesser degree, LG&E Natural Inc.'s (LG&E Natural, formerly Hadson Gas Services Inc., and a wholly-owned subsidiary of Gas Systems) results are also affected by seasonal fluctuations in temperature and other weather-related factors. Additionally, results of LG&E Power Inc.'s (LPI, a wholly-owned subsidiary of Energy Systems) operations are substantially dependent upon the development of its electric power marketing business. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

           Three Months Ended September 30, 1996, Compared with
                  Three Months Ended September 30, 1995

Earnings per share increased 5.1 percent to $.62 in 1996 from $.59 in 1995 mainly due to higher earnings at LG&E and to successfully resolving several pending income tax issues. Lower earnings at LPI partially offset these increases. The LG&E increase resulted from significantly higher off-system sales and decreased power purchases, partially offset by lower retail electric sales caused by unseasonably mild temperatures and increased general operation expenses. The LPI decrease resulted from higher operating expenses and lower equity in earnings of joint ventures.

Utility Results:

LG&E's electric revenues increased $4.7 million (2.6 percent) primarily due to aggressive efforts in marketing off-system sales. Lower retail electric sales caused by unseasonably mild weather during the quarter partially offset this increase. Gas revenues increased $2.7 million (15.6 percent) due to increased gas supply adjustments and increased volumes.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased decreased $7.0 million (13.9 percent) for the quarter. Fuel for electric generation increased $1.6 million (4 percent) for the quarter because of an increase in generation ($4 million), partially offset by a decrease in the cost of coal burned ($2.4 million). Power purchased decreased $8.6 million because of fewer unplanned outages at the electric generating plants as compared to the same period in 1995.

Gas supply expenses increased $4.5 million (52 percent) due to an increase in net gas supply cost.

Utility operation and maintenance expenses increased $2.9 million (6.3 percent) over 1995 primarily because of the recognition of credits to expense in September 1995 for settlement proceeds received related to a commercial dispute.

Non-Utility Results:

Non-utility revenue and cost of revenues increased $435.2 million and $433.0 million, respectively, in 1996 mainly due to higher gas marketing and electric power marketing volumes. Higher gas prices also contributed to the increases.

Operation and maintenance expense increased to $15.9 million in 1996 from $5.5 million in 1995 due to several factors including LPI's reducing a reserve by $2.5 million in 1995. LPI set up the reserve in 1994 to cover the cost of vacating leased office space and reduced the reserve when it executed subleases. Increases reflecting higher levels of electric power marketing activity and a $3.5 million increase in corporate expenses also contributed to the increase.

Non-utility equity in earnings of joint ventures decreased 46.8 percent to $2.5 million in 1996 from $4.7 million in 1995. The decrease resulted mainly from a $2.3 million decrease in earnings from the three windpower projects managed by Kenetech Windpower, Inc. Kenetech filed for protection under Chapter 11 of the United States Bankruptcy Code (see Item 1, Legal Proceedings under Part II). The Company has taken over operations at two of the projects, and one of its partners now operates the third project.

The consolidated effective tax rate decreased to 29.8% in 1996 from 38.2% in 1995 mainly due to successfully resolving several pending income tax issues in 1996. See Note 7 of Notes to Financial Statements.

Niagara Mohawk Corporation ("NIMO") has proposed to buy out the Power Purchase Agreements NIMO has with a group of independent power projects. The Rensselaer Project, owned in part by indirect subsidiaries of the Company, is one of the projects affected by this initiative.

           Nine Months Ended September 30, 1996, Compared with
                   Nine Months Ended September 30, 1995

Earnings per share increased 3.2 percent to $1.30 in 1996 from $1.26 in 1995 mainly due to higher earnings at LG&E and LG&E Natural, which the Company acquired in May 1995. The increase in LG&E's earnings resulted primarily from an increase in sales of electricity and natural gas, partially offset by increases in operation and maintenance expenses. Increases also resulted from successfully resolving several pending income tax issues. These increases were partially offset by gains totaling $.08 per share recorded on sales of purchase power contracts by two of LPI's partnerships in June 1995.

Utility Results:

LG&E's electric revenues increased $26.3 million (5.9 percent) mainly due to aggressive efforts in marketing off-system sales. Gas revenues increased $21.7 million (18.2 percent) due to higher volumes.

Fuel and power purchased increased $4.4 million (3.7 percent) for the nine months ended September 30, 1996. Fuel for electric generation increased $6.6 million (6 percent) for the nine months primarily because of increased generation ($11.4 million), partially offset by a lower cost of coal burned ($4.8 million). Power purchased decreased $2.2 million due mainly to less power being purchased to meet native load and other power commitments and fewer planned outages.

Gas supply expenses increased $19.5 million (28 percent) primarily because of an increase in gas delivered to the distribution system ($12.9 million) and the higher cost of net gas supply ($6.6 million).

Utility operation and maintenance expenses increased $9.1 million (6 percent) primarily due to an increase in scheduled outages and turbine overhauls at the electric generating plants ($3.1 million), expenses related to the repair of equipment resulting from storm damage ($1.8 million), and to the recognition of credits to expense in September 1995 for settlement proceeds received related to a commercial dispute.

Utility other income and deductions decreased $1.3 million primarily because of lower gains related to the sale of property as compared to the same period in 1995 ($1 million) and lower dividend and interest income from investments ($1.2 million).

Utility interest charges and preferred dividends decreased $2.5 million due to decreases in debt and preferred stock outstanding. LG&E's First Mortgage Bonds, 5.625% Series of $16 million were retired at maturity on June 1, 1996 (see Note 5 of Notes to Financial Statements). LG&E redeemed its 7.45% Series Cumulative Preferred Stock in December 1995.

Non-Utility Results:

Non-utility revenues and cost of revenues increased by $1.6 billion and $1.5 billion, respectively, in 1996 mainly due to acquiring LG&E Natural on May 15, 1995. Also contributing to the increases were higher revenues and cost of revenues in 1996 at LG&E Natural during the May 15-to-September 30 period, and an increase in electric power marketing volumes. The increases at LG&E Natural during the May 15-to-September 30 period resulted from higher volumes and higher natural gas prices.

Operation and maintenance expense increased to $48.3 million in 1996 from $19.8 million in 1995 mainly due to acquiring LG&E Natural and to LPI's reducing a reserve by $2.5 million in 1995. LPI set up the reserve in 1994 to cover the cost of vacating leased office space and reduced the reserve when it executed subleases. Part of the increase also resulted from including certain expenses in operation and maintenance in 1996, and including them in cost of revenues in 1995. Increases reflecting higher levels of electric power marketing activity at LPI and a $5.6 million increase in corporate expenses also contributed to the increase.

Non-utility depreciation and amortization increased $5.3 million primarily due to acquiring LG&E Natural.

Non-utility equity in earnings of joint ventures decreased to $11.3 million in 1996 from $25.2 million in 1995 mainly due to two of LPI's partnerships' recording gains totaling $9.7 million on sales of purchase power contracts in June 1995. Also, earnings from the three windpower projects managed by Kenetech Windpower, Inc., decreased $3.8 million. Kenetech filed for protection under Chapter 11 of the United States Bankruptcy Code (see Item 1, Legal Proceedings under Part II). The Company has taken over operations at two of the projects, and one of its partners now operates the third project.

To conform its practices to those of the commodities trading industry and as a result of a study begun early this year, the Company will be adopting in the fourth quarter the mark-to-market method of accounting for its electric and gas marketing businesses and trading activities. This change is currently expected to positively affect the earnings of the non-utility businesses and the Company. Offsetting some of this expected positive impact on earnings, LG&E Natural experienced a one-time trading loss, discovered in the fourth quarter, from unauthorized trading activities by one of its marketers in Calgary, Canada. The marketer's employment with the Company has been terminated, and the Company is studying what legal actions it may take. These activities were discovered through the Company's internal controls, which the Company continues to believe are adequate. Nevertheless, as a result of this incident, additional procedures and controls have been instituted to minimize the risk of recurrence. The after-tax impact of this loss on LG&E Natural will be in the range of $8-10 million. The loss is not expected to prevent the Company from attaining previously anticipated year-end earnings from either the non-utility businesses or the Company due to the conversion to the mark-to-market accounting method.

Non-utility interest charges increased $3.3 million due to an increase in notes payable related to the acquisition of LG&E Natural. The notes were outstanding during all nine months in 1996, but only during the May 15-to-September 30 period in 1995.

The consolidated effective tax rate decreased to 33.7% in 1996 from 38.5% in 1995 mainly due to successfully resolving several pending income tax issues in 1996. See Note 7 of Notes to Financial Statements.

                     Liquidity and Capital Resources

The Company's capital structure and cash flow remained strong throughout the reported periods. This was evidenced primarily by the Company's ability to fulfill its investing requirements with internally-generated cash.

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects in the non-utility business, LG&E Natural's efforts to expand and improve its gas gathering and processing facilities, and other business development opportunities. Utility construction expenditures for the nine months ended September 30, 1996, of $66 million were financed with internally-generated funds.

The Company's combined cash and marketable securities balance essentially did not change during the nine months ended September 30, 1996. Cash flows from operations were offset by construction expenditures and debt and dividend payments.

The increase in accounts receivable resulted from higher natural gas marketing and electric power marketing volumes. The decrease in accounts payable resulted from seasonal fluctuations in LG&E's and LG&E Natural's businesses, partially offset by an increase resulting from higher electric power marketing volumes. Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas.

Other cash flows from operating activities for the first nine months of 1996 included $14.8 million in increased gas supply costs. LG&E will recover these costs through its gas supply clause mechanism subject to the approval of the Public Service Commission of Kentucky. The higher gas prices were due to unusually cold weather in the first quarter that resulted in increased demand.

LG&E's First Mortgage Bonds, 5.625% Series of $16 million matured on June 1, 1996. LG&E used internally-generated cash to retire the bonds.

At September 30, 1996, lines of credit were in place totaling $550 million ($160 million for LG&E, $150 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.) for which the companies pay commitment or facility fees. $158 million of notes payable were outstanding under these lines at September 30, 1996 ($87 million for Energy Systems and $71 million for Gas Systems). The credit lines are scheduled to expire at various times between 1996 and 2001, and management expects to renegotiate them when they expire.

On October 2, 1996, LG&E issued $22.5 million of Jefferson County, Kentucky, and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. The initial interest rates for these bonds were 3.59% and 3.55%, respectively. On December 2, 1996, the proceeds from the bonds will be used to redeem the outstanding 7.25% Series of Jefferson County and Trimble County Pollution Control Bonds due December 1, 2016.

The Company's capitalization ratios at September 30, 1996, and December 31, 1995, were:

                                             Sept. 30,  Dec. 31,
                                                1996      1995

Long-term debt (including current portion)      37.8%     38.7%
Notes payable                                    9.2      10.1
Preferred stock                                  5.6       5.6
Common equity                                   47.4      45.6
 Total                                         100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under (i) the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1995: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 3 and 16 of the Notes to Financial Statements under
Item 8 and (ii) the following items and captions of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996, and June 30, 1996: Part II, Item 1, Legal Proceedings; and Note 4 of Notes to the Financial Statements. Except as noted below, there have been no material changes in these proceedings as reported in the Company's 1995 Form 10-K, Form 10-Q for the quarter ended March 31, 1996, and Form 10-Q for the quarter ended June 30, 1996.

TVA/LPM Interchange Agreement. As discussed in Item 3, Legal Proceedings, of the Company's 1995 Form 10-K, and Part II, Item 1, Legal Proceedings, of the Company's June 30, 1996, Form 10-Q, on January 12, 1996, the Alabama Power Company, Georgia Power Company and Mississippi Power Company (the Plaintiffs) filed a Complaint for Declaratory Judgment and Injunctive Relief against the Tennessee Valley Authority (TVA) and LG&E Power Marketing Inc. (LPM), a wholly-owned subsidiary of the Company, in the United States District Court for the Northern District of Alabama. The Plaintiffs claim that TVA has violated the Tennessee Valley Authority Act (TVA Act) by entering into an interchange agreement with LPM (Interchange Agreement) and that TVA is prohibited from selling or delivering any power to LPM, to any other broker or marketer of power, or to any other unauthorized recipient or from otherwise engaging in unlawful power supply arrangements. In September 1996, the Court granted the Plaintiffs Motion for Summary Judgment, finding that LPM is not a power generating organization with which TVA had an exchange power arrangement on July 1, 1957, and that the contract is null and void. The parties have until November 22, 1996, to file an appeal.

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

The Partnership subsequently filed a request seeking a reversal of FERC's order, or, in the alternative, a clarification of FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under PUHCA, utility laws in Virginia and various portions of the Federal Power Act.

On July 31, 1996, FERC entered an order in the Southampton case which included a policy statement regarding all QF facilities which fail to meet QF standards. The order turned down the Partnership's request for a settlement conference. The order affirmed the continued availability to Southampton of exemptions from PUHCA and state law for the year 1992, supporting the Partnership's request that the ruling on non-compliance should have no effect on the exemptions from regulations that would have classified the plant as a public utility. The FERC's decision to uphold these exemptions eliminates potential issues involving provisions of the Public Utility Holding Company Act, Virginia utility law and the non-rate provisions of the Federal Power Act.

The FERC also concluded that the Partnership should refund a portion of the rates it received from Virginia Power during 1992. The Company had anticipated that the Partnership could be required to make a refund to Virginia Power in the event the QF standards for 1992 were not waived. The order calls for a refund with interest from the Partnership of the difference between the amount paid by Virginia Power during the period and the amount Virginia Power would have paid for energy if it had purchased energy at its incremental energy rate. The Company's share of the revenues received by the Partnership in 1992 is approximately $9.5 million. The amount of the refund is currently unknown, and is dependent on records to be produced by Virginia Power, and further FERC review. On August 23 Southampton filed a Request for Clarification to better understand what the Commission intended, and on August 30 filed a Request for Rehearing on the grounds that the order violated the statutory standard for just and reasonable rates. On September 23 Southampton filed a motion for review at the U.S. Court of Appeals for the District of Columbia Circuit. The Company continues to study the order and, at this time, cannot predict what, if any, further action it may take, cannot predict the determinations of FERC on the pending motions, nor can it predict what action Virginia Power may take.

Kenetech Bankruptcy. In May 1996, Kenetech Windpower, Inc. (Kenetech) filed in the United States Bankruptcy Court in the Northern District of California for protection under Chapter 11 of the United States Bankruptcy Code seeking, among other things, to restructure certain contractual commitments between Kenetech and its subsidiaries, on the one hand, and various windpower projects located in the U.S. and abroad, on the other hand. Included in these projects are the Windpower Partners 1993 (WPP 93), Windpower Partners 1994 (WPP 94) and KW Tarifa, S.A. (Tarifa) wind projects in which the Company has invested, collectively, approximately $31 million. As a part of the bankruptcy proceeding, Kenetech is also seeking to void certain warranty commitments made to the owners of those projects with respect to the operation and output of the facilities, and the repair and replacement of the windpower generation equipment located there. LPI has been named to the creditors' committee in the Kenetech bankruptcy on behalf of the three projects, and has been working with representatives of Kenetech and other secured and unsecured creditors to ensure that the project owners' interests are equitably treated in the bankruptcy.

In September 1996, LG&E Power Operating Services Inc., an affiliate of the Company (LPOS), assumed operating control over the WPP 93 and WPP 94 facilities, pursuant to Facility Operating Agreements with the owners of those facilities. Those agreements replaced the interim operations and maintenance agreements between the owners and Kenetech that were implemented at the time of the Kenetech bankruptcy filing. The owners of the Tarifa windpower project assumed operating control over that facility shortly after the bankruptcy filing, and do not plan to retain Kenetech, LPOS or any other third party operator for the project in the foreseeable future.

The Company is unable to predict the outcome of the bankruptcy proceeding or the settlement negotiations. However, the Company does not expect the ultimate resolution of the bankruptcy to have a material adverse effect on its results of operations or financial condition.
Item 6(a).  Exhibits.

Exhibit
Number              Description

3.06 (revised)      Articles of Amendment setting forth minor changes

27                       Financial Data Schedule.

Item 6(b).  Reports on Form 8-K.

On November 5, 1996, the Company filed a report on Form 8-K announcing that on October 24, 1996, Ronald L. Bittner, chairman and chief executive officer of Frontier Corporation, Rochester, New York, had been elected a member of the board of directors of LG&E Energy Corp. and its wholly-owned subsidiary, Louisville Gas and Electric Company.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  November 12, 1996        /s/ Walter Z. Berger
                                Walter Z. Berger
                                Executive Vice President and
                                Chief Financial Officer
                                (On behalf of the registrant in his capac
                                ity as Principal Accounting Officer)