Form 10-K405
period 1996-12-31
LG&E ENERGY CORP
filed 1997-03-28
CIK 861388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

                        Commission file number 1 - 10568

                                LG&E ENERGY CORP.
                                -----------------
             (Exact name of registrant as specified in its charter)

           Kentucky                                          61 - 1174555
           --------                                          ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

          220 West Main Street                                    40232
             P.O. Box 32030                                       -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $1,855,880,404 and the number of outstanding shares of the registrant's common stock, without par value, was 66,377,022.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The Company's proxy statement filed with the Commission on March 26, 1997, is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business.........................................................   1
           Overview of Operations...........................................   1
           Louisville Gas and Electric Company
                General.....................................................   3
                Electric Operations.........................................   5
                Gas Operations..............................................   6
                Regulation and Rates........................................   7
                Construction Program and Financing..........................   9
                Coal Supply.................................................   9
                Gas Supply..................................................  10
                Environmental Matters.......................................  11
           LG&E Energy Systems Inc..........................................  11
           LG&E Gas Systems Inc.............................................  13
           Employees and Labor Relations....................................  16
Item 2.    Properties.......................................................  17
Item 3.    Legal Proceedings................................................  19
Item 4.    Submission of Matters to a Vote of Security Holders..............  21
Executive Officers of the Company...........................................  21

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
                Stockholder Matters.........................................  22
Item 6.    Selected Financial Data..........................................  23
Item 7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition..........................  24
Item 8.    Financial Statements and Supplementary Data......................  35
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  66

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant (a)...........  66
Item 11.   Executive Compensation (a).......................................  66
Item 12.   Security Ownership of Certain Beneficial Owners
                and Management (a)..........................................  66
Item 13.   Certain Relationships and Related Transactions (a)...............  66

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.....................................  66
Signatures      ............................................................  80

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

LG&E is a regulated public utility that supplies natural gas to approximately 277,000 customers and electricity to approximately 351,000 customers in Louisville and adjacent areas in Kentucky. LG&E's service area covers approximately 700 square miles in 17 counties and has an estimated population of 800,000. Included in this area is the Fort Knox Military Reservation, to which LG&E transports gas and provides electric service, but which maintains its own distribution systems. LG&E also provides gas service in limited additional areas. LG&E's coal-fired electric generating plants, which are all equipped with systems to reduce sulfur dioxide emissions, produce most of LG&E's electricity; the remainder is generated by a hydroelectric power plant and combustion turbines. Underground natural gas storage fields help LG&E provide economical and reliable gas service to customers. During 1996, the Company's financial condition and results of operation depended to a large degree on the financial condition and results of operations of LG&E.

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

On February 13, 1997, the Company acquired interests in two Argentine natural gas distribution companies through its global venture unit, LG&E International Inc. (LII). LII purchased a controlling interest in Distribuidora de Gas del Centro (Centro) and acquired a minority interest in Distribuidora de Gas del Cuyana (Cuyana). Centro serves approximately 372,000 customers in Cordoba Province, Argentina; Cuyana serves approximately 305,000 customers in Mendoza Province, Argentina. The investment in these companies totaled approximately $140 million. The Company intends to continue to pursue international development opportunities that have an acceptable level of risk and a reasonable rate of return.

On March 19, 1997, the U.S. Bankruptcy Court selected the Company's proposal to lease all of the generating assets of Big Rivers Electric Corporation ("Big Rivers") in a court-ordered auction. Big Rivers, a Henderson, Kentucky, based power generation cooperative with 1,459 Mw of owned net generating capacity, currently is in bankruptcy proceedings. Under the terms of the Company's proposal, the Company will lease the generating assets of Big Rivers for 25 years and provide power to Big Rivers to serve its member cooperatives and their customers at reduced rates. Prior to the court-ordered auction, Pacificorp had signed a 25-year lease arrangement with Big Rivers that called for Pacificorp to pay approximately $30.1 million annually. Although the Company has not yet finalized with Big Rivers all aspects of the proposed transaction, the Company expects to provide $50 million of additional value over the Pacificorp arrangement. Pacificorp has challenged the Bankruptcy Court's decision to hold an auction. Consummation of the transaction is subject to a number of conditions, including submission of a detailed reorganization plan and approval of such a plan by the Bankruptcy Court, completion of successful negotiations with the creditors and customers of Big Rivers and receipt of certain regulatory approvals.

With respect to the regulated utility operations of LG&E, The Kentucky Public Service Commission (Kentucky Commission) has held a series of meetings with electric utilities operating in Kentucky to discuss the potential impact of the major restructuring of the industry that is being driven by competition and market forces. Specifically, the Kentucky Commission has indicated it wants to ensure that ratepayers in Kentucky will continue to receive the current low electric rates and high reliability and quality of service during and after the restructuring of the industry. Topics discussed have included the regulatory treatment of potential stranded costs or benefits, the utility's historical obligation to serve, the functional separation of utilities, regulatory and legal changes that may be needed in a restructured electric industry and many other issues. These wide-ranging discussions, which are expected to continue in the future, centered around the theme of how the Kentucky Commission and utilities can best work together to benefit energy consumers in Kentucky.

LG&E is exploring steps that it can take to maintain or even improve its position as a low-cost producer of electricity and evaluating other actions, including an analysis associated with the future recovery of certain regulatory assets, that will enable the Company to continue to offer favorable electric rates to its customers.

The Company operates three divisions that are designed to facilitate decision making, improve response to customers and align operating units with the changing competitive marketplace. The operating divisions are:

      Distribution Services Division - which includes the distribution resources of Louisville Gas and Electric Company (LG&E), is responsible for expanding and developing the distribution businesses and investing in enhanced service offerings behind the customer's meter.

      Energy Marketing Division - consists of the operations of LG&E
      Natural, which markets gas throughout the United States and Canada and the operations of LG&E Power Marketing Inc. (LPM), which is responsible for project development and the marketing and sale of wholesale power throughout the United States.

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

The Company is not a public utility under the laws of the Commonwealth of Kentucky and is not subject to regulation as such by the Kentucky Commission. See Louisville Gas and Electric Company - Regulation and Rates below for a description of the regulation of LG&E by the Kentucky Commission, which includes the ability to regulate certain intercompany transactions between LG&E and the Company, including the Company's non-utility subsidiaries.

                       LOUISVILLE GAS AND ELECTRIC COMPANY

General

LG&E's Trimble County Unit 1 (Trimble County), a 495-megawatt, coal-fired electric generating unit, which LG&E began constructing in 1979, was placed in commercial operation on December 23, 1990. Trimble County had been subject to numerous reviews by the Public Service Commission of Kentucky (Kentucky Commission or Commission). On December 8, 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that in effect, resolved all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County costs from customer rates. LG&E owns a 75% undivided interest in Trimble County. For a more detailed discussion of the proceedings relating to Trimble County, see Electric Operations and Notes 17 and 18 of Notes to Financial Statements under Item 8.

With the passage of the Clean Air Act Amendments of 1990 (the Act), LG&E already complied with the stringent sulfur dioxide emission limits required by the year 2000 as it had previously installed scrubbers on all of its coal-fired generating units. Since then, as part of its ongoing construction program, LG&E has spent $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the Act on LG&E has been minimal. However, LG&E is closely monitoring a number of significant regulatory developments. In November 1996, the United States Environmental Protection Agency (USEPA) announced its proposal to revise the National Ambient Air Quality Standards for ozone and particulate matter. In November 1996, USEPA also announced its intent to direct certain states to address long range ozone transport from Midwest emission sources which allegedly contribute to ozone problems in the Northeast. While management is unable to predict the outcome or exact impact of these ongoing regulatory proceedings, LG&E continues to be well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities. For a more detailed discussion of the Clean Air Act and other environmental issues, see Environmental Matters under this Item, Item 3,
Item 7, and Note 16 of the Notes to Financial Statements under Item 8.

LG&E has taken many steps to prepare for the expected increase in competition in its industry, including a reduction in the number of employees; aggressive cost cutting; a write-off of previously deferred expenses; an increase in focus on not only commercial and industrial customers, but residential customers as well; an increase in employee involvement and training; a major realignment and formation of new business units, and continuous modifications of its organizational structure.

In 1996, the Power Generation Division of the Company introduced initiatives designed to maintain LG&E's low-cost advantage in this increasingly competitive segment of the energy-services industry. To optimize the daily operation of the plants, LG&E established new work processes that encourage decision making at the optimal level.

LG&E is continually developing ways to enhance the service it provides to customers, including the formation of strategic partnerships with other service providers. These partnerships increase the product offerings available to customers, allow LG&E to leverage existing systems and position it in new markets for the future. Partnerships also allow LG&E to be more innovative by creating cutting-edge offerings that might not be possible otherwise. LG&E is now using its customer service centers as a central portal for other utility services. Through a joint effort with the Louisville Water Company, customers can now arrange for new services or make payment to both utilities through LG&E. Customers can also apply for low-interest loans to purchase a variety of energy-efficient household appliances and equipment, such as natural gas furnaces, through the Company's Home Energy Loan Program. These are conveniences that enhance customers' lives and help secure our relationships for the future.

By using gas storage fields strategically, LG&E can buy gas when prices are low, store it, and retrieve the gas when demand is high. Accessing least cost gas was made easier in November 1993 when the Federal Energy Regulatory Commission Order No. 636 went into effect. Previously, LG&E and other utilities purchased most of their gas services from pipeline companies. The order "unbundled" gas services, allowing utilities to purchase gas, transportation, and storage services separately from many different sources. Currently, LG&E buys competitively priced gas from several large producers under contracts of varying duration. By purchasing from multiple suppliers and storing any excess gas, LG&E is able to secure favorably priced gas for its customers. Without storage capacity, LG&E would be forced to buy additional gas when customer demand increases, which is usually when the price is highest.

During 1995, LG&E negotiated a five year transportation agreement with Tennessee Gas Pipeline Company (Tennessee) to become LG&E's second natural gas pipeline transporter. The agreement with Tennessee became effective November 1, 1996. For many years, Texas Gas Transmission Corporation (Texas Gas) has been the sole provider of gas transport services to LG&E. For further discussion, see Gas Supply.

For the year ended December 31, 1996, 74% of total operating revenues was derived from electric operations and 26% from gas operations. Electric and gas operating revenues and the percentages by classes of service on a combined basis for this period were as follows:

                                            (Thousands of $)
                                    Electric      Gas       Combined  % Combined
                                    --------      ---       --------  ----------

      Residential                   $202,318    $125,327    $327,645      44%
      Commercial                     163,027      47,415     210,442      29
      Industrial                     110,914      21,229     132,143      18
      Public authorities              54,318      11,731      66,049       9
                                    --------    --------    --------     ---
      Total - ultimate consumers     530,577     205,702     736,279     100%
                                                                         ===
      Sales for resale                67,854        --        67,854
      Gas transported - net             --         6,850       6,850
      Miscellaneous                    8,729       1,867      10,596
                                    --------    --------    --------
        Total                       $607,160    $214,419    $821,579
                                    ========    ========    ========

See Note 19 of Notes to Financial Statements under Item 8 for financial information concerning segments of business for the three years ended December 31, 1996.

Electric Operations

The sources of LG&E's electric operating revenues and the volumes of sales for the three years ended December 31, 1996, were as follows:

                                                           1996            1995            1994
                                                           ----            ----            ----
      ELECTRIC OPERATING REVENUES (Thousands of $):
      Residential                                      $   202,318    $    201,357     $   194,145
      Small commercial and industrial                       74,034          73,074          70,916
      Large commercial                                      88,993          87,497          84,931
      Large industrial                                     110,914         110,800         108,004
      Public authorities                                    54,318          53,861          53,191
      Refund - Trimble County settlement                      --           (28,300)           --
                                                       -----------    ------------     -----------
        Total - ultimate consumers                         530,577         498,289         511,187
      Sales for resale                                      67,854          37,471          42,720
      Miscellaneous                                          8,729           7,026           5,420
                                                       -----------    ------------     -----------
        Total                                          $   607,160    $    542,786     $   559,327
                                                       ===========    ============     ===========
      ELECTRIC SALES (Thousands of kwh):
      Residential                                        3,382,124       3,415,225       3,204,330
      Small commercial and industrial                    1,130,558       1,112,130       1,073,152
      Large commercial                                   1,850,294       1,802,035       1,729,668
      Large industrial                                   3,058,723       3,023,543       2,874,411
      Public authorities                                 1,122,147       1,113,063       1,085,741
                                                       -----------    ------------     -----------
        Total-ultimate consumers                        10,543,846      10,465,996       9,967,302
      Sales for resale                                   3,589,090       2,000,607       2,315,311
                                                       -----------    ------------     -----------
        Total                                           14,132,936      12,466,603      12,282,613
                                                       ===========    ============     ===========

At December 31, 1996, LG&E had 351,295 electric customers.

LG&E uses efficient coal-fired boilers that are fully equipped with sulfur dioxide removal systems to generate electricity. LG&E's system wide emission rate for sulfur dioxide in 1996 was approximately .96 lbs./MMBtu of heat input, which is significantly below the Phase II limit of 1.2 lbs./MMBtu established by the Clean Air Act Amendments for the year 2000.

The 1996 maximum local peak load of 2,282 Mw occurred on Wednesday, August 7 when the temperature at the time of peak was 93(degree)F (average for the day was 84(degree)F). On Thursday, August 17, 1995, LG&E set its all-time record local peak load of 2,357 Mw, when the temperature at the time of peak reached 94(degree)F (average for the day was 86(degree)F). The record system peak of 3,223 Mw (which included purchases from and short-term sales to other electric utilities) occurred on Thursday, May 30, 1991.

LG&E's current reserve margin is 16%. At February 28, 1997, LG&E owned steam and combustion turbine generating facilities with a capacity of 2,512 Mw and an 80 Mw hydroelectric facility on the Ohio River. See Item 2, Properties.

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

The Illinois Municipal Electric Agency (IMEA), based in Springfield, Illinois, which is an agency of 30 municipalities that own and operate their own electric systems, has a 12.12% ownership interest in LG&E's Trimble County Unit 1. The Indiana Municipal Power Agency (IMPA), based in Carmel, Indiana, has a 12.88% interest in the Trimble County Unit. IMPA is composed of 31 municipalities that have joined together to meet their long-term electric power needs. Both IMEA and IMPA pay their proportionate share for operation and maintenance expenses of Trimble County and for fuel and reactant used. They are also responsible for their proportionate share of incremental capital assets acquired. See Note 18 of Notes to Financial Statements under Item 8 for further discussion.

Gas Operations

The sources of LG&E's gas operating revenues and the volumes of sales for the three years ended December 31, 1996, were as follows:

                                                  1996        1995        1994
                                                  ----        ----        ----
      GAS OPERATING REVENUES (Thousands of $):
      Residential                               $125,327    $107,762    $110,553
      Commercial                                  47,415      38,161      40,474
      Industrial                                  21,229      17,430      27,956
      Public authorities                          11,731       8,679      12,930
                                                --------    --------    --------
        Total - ultimate consumers               205,702     172,032     191,913
      Gas transported - net                        6,850       7,821       6,759
      Miscellaneous                                1,867       1,273       1,457
                                                --------    --------    --------
        Total                                   $214,419    $181,126    $200,129
                                                ========    ========    ========

      GAS SALES (Millions of cu. ft.):
      Residential                                 25,531      24,242      22,935
      Commercial                                  10,656       9,885       9,450
      Industrial                                   5,190       5,188       7,505
      Public authorities                           2,790       2,423       3,268
                                                --------    --------    --------
        Total - ultimate consumers                44,167      41,738      43,158
      Gas transported                             12,540      12,241       6,854
                                                --------    --------    --------
        Total                                     56,707      53,979      50,012
                                                ========    ========    ========

At December 31, 1996, LG&E had 277,493 gas customers.

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

The all-time maximum day gas sendout of 545,000 Mcf occurred on Sunday, January 20, 1985, when the average temperature for the day was -11(degree)F. During 1996, the maximum day gas sendout was 521,000 Mcf, occurring on February 2, when the average temperature for the day was 6(degree)F. Supply on that day consisted of 202,000 Mcf from purchases, 275,000 Mcf delivered from underground storage, and 44,000 Mcf transported for industrial customers. For further discussion, see Gas Supply.

Under FERC Order No. 636, pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including LG&E. LG&E is recovering these costs from its customers through its gas supply clause.

Regulation and Rates

The Kentucky Commission has regulatory jurisdiction over the rates and service of LG&E and over the issuance of certain of its securities. The Kentucky Commission has the ability to examine the rates LG&E charges its retail customers at any time. LG&E is a "public utility" as defined in the Federal Power Act, and is subject to the jurisdiction of the Department of Energy and the FERC with respect to the matters covered in such Act, including the sale of electric energy at wholesale in interstate commerce. In addition, the FERC has sole jurisdiction over the issuance by LG&E of short-term securities.

For a discussion of current regulatory matters, see Rates and Regulation under
Item 7 and Note 3 of Notes to

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

On December 8, 1995, the Commission approved a settlement agreement that, in effect, resolved all the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. See Note 17 of Notes to Financial Statements under Item 8 for further discussion of this matter.

On April 6, 1995, in response to an application filed by LG&E, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995 and $2.4 million in 1996. The surcharge became effective May 1, 1995. An appeal of the Commission's April 6 order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. LG&E is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations. See Rates and Regulation under Item 7 for a further discussion.

In January 1994, LG&E implemented a Commission approved demand side management
(DSM) program. The program contains a rate mechanism that provides for the recovery of DSM program costs, allows LG&E to recover revenues due to lost sales associated with the DSM programs and provides LG&E an incentive for implementing DSM programs. See Rates and Regulation under Item 7 for a further discussion of DSM.

On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889. Order 888 requires all public utilities to file Open Access Transmission Tariffs. These tariffs will allow third parties to utilize a utility's transmission assets under comparable terms and conditions as the utility. LG&E filed its Open Access Transmission Tariff on July 9, 1996, to comply with FERC's Order 888. See Rates and Regulation under Item 7 for a further discussion of this matter.

As part of the corporate reorganization whereby LG&E became the subsidiary of LG&E Energy Corp., LG&E obtained the approval of the Kentucky Commission. The order of the Kentucky Commission authorizing LG&E to reorganize into a holding company structure contains certain provisions, which, among other things, ensure the Kentucky Commission access to books and records of Energy Corp. and its affiliates which relate to transactions with LG&E; requires Energy Corp. and its subsidiaries to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by LG&E's customers; and precludes LG&E from guaranteeing any obligations of Energy Corp. without prior written consent from the Kentucky Commission. In addition, the order provides that LG&E's Board of Directors has the responsibility to use its dividend policy consistent with preserving the financial strength of LG&E and that the Kentucky Commission, through its authority over LG&E's capital structure, can protect LG&E's ratepayers from the financial effects resulting from non-utility activities.

Construction Program and Financing

LG&E's construction program is designed to ensure that there will be adequate capacity and reliability to meet the electric and gas needs of its service area. These needs are continually being reassessed and appropriate revisions are made, when necessary, in construction schedules. LG&E's estimates of its construction expenditures can vary substantially due to numerous items beyond LG&E's control, such as changes in rates, economic conditions, construction costs, and new environmental or other governmental laws and regulations.

During the five years ended December 31, 1996, gross property additions amounted to $496 million. Internally generated funds for the five year period were sufficient to provide for all of these gross additions. The gross additions during this period amounted to approximately 18% of total utility plant at December 31, 1996, and consisted of $368 million for electric properties and $128 million for gas properties. Gross retirements during the same period were $94 million, consisting of $76 million for electric properties and $18 million for gas properties.

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

In January 1996, LG&E bought out the last year of its three year contract with Andalex Resources, Inc. at a cost of $3.5 million. The Kentucky Commission allowed the recovery of the buyout expense through LG&E's fuel adjustment clause. As a result of the buyout of the coal contract, LG&E's customers realized a net savings in excess of $1 million.

LG&E has entered into coal supply agreements with various suppliers for coal deliveries for 1997 and beyond. LG&E normally augments its coal supply agreements with spot market purchases which, during 1996, were about 10% of total purchases. LG&E has a coal inventory policy, which is in compliance with the Kentucky Commission's directives and which LG&E believes provides adequate protection under most contingencies. LG&E had on hand at December 31, 1996, a coal inventory of approximately 650,000 tons, or a 36 day supply.

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

The average delivered cost of coal purchased by LG&E, per ton and per million Btu, for the periods shown were as follows:

                                             1996         1995         1994
                                             ----         ----         ----

      Per ton                             $   21.73    $   23.68    $   25.27
      Per million Btu                           .97         1.04         1.10

This downward trend in the delivered cost of coal is expected to continue through 1997.

Gas Supply

Prior to the implementation of FERC Order No. 636, LG&E had purchased natural gas and pipeline transportation services from Texas Gas Transmission Corporation (Texas Gas). LG&E now purchases only transportation services from Texas Gas and, beginning in 1996, Tennessee Gas Pipeline Company (Tennessee). In addition, LG&E purchases natural gas from many other sources under contracts for varying periods of time.

Under Order No. 636, pipelines may recover costs associated with the transition to and implementation of this order from pipeline customers, including LG&E. The Commission issued an order, based on proceedings that were held to investigate the impact of Order No. 636 on utilities and ratepayers in Kentucky, providing that transition costs assessed on utilities by the pipelines, which are clearly identifiable as being related to the cost of the commodity itself, are appropriate to be recovered from customers through the gas supply clause. Transition costs are billed pursuant to orders issued by FERC in transition cost regulatory proceedings.

LG&E transports on the Texas Gas system under No-Notice Service (NNS) and Firm Transportation (FT) rates. During the winter months, LG&E has 184,900 MMBtu (180,390 Mcf) per day in NNS. LG&E does not transport on the Texas Gas system under FT rates during the winter months. During the summer months, LG&E's NNS level is 111,000 MMBtu (108,293 Mcf) per day, and its FT service level is 24,000 MMBtu (23,415 Mcf) per day. Each of these NNS and FT agreements with Texas Gas expire in equal portions in 1998, 2000, and 2001. Each agreement includes a unilateral five year roll-over provision exercisable at LG&E's option. Effective November 1, 1996, LG&E also terminated a transportation agreement with Texas Gas which provided for 30,000 MMBtu (29,268 Mcf) per day in FT service throughout the year. On November 1, 1996, LG&E initiated service under a five year transportation agreement with Tennessee for 30,000 MMBtu (28,986 Mcf) per day in firm transportation service under Tennessee's Rate FT-A. For the previous thirty years, Texas Gas had been the sole provider of gas transportation services to LG&E.

During 1996, LG&E participated in several regulatory proceedings at FERC. During 1997, Texas Gas is expected to file for a change in its rates as required under the settlement in its last rate case in Docket RP94-423. LG&E plans to participate in that and other proceedings, as appropriate.

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

The estimated maximum deliverability from storage during the early part of the 1995-1996 heating season was approximately 373,000 Mcf per day. Deliverability decreases during the latter portion of the heating season as the storage inventory is reduced by seasonal withdrawals.

The average cost per Mcf of natural gas purchased by LG&E was $3.46 in 1996, $2.62 in 1995, and $2.78 in 1994.

Environmental Matters

Protection of the environment is a major priority for LG&E. LG&E engages in a variety of activities within the jurisdiction of federal, state, and local regulatory agencies. Those agencies have issued LG&E permits for various activities subject to air quality, water quality, and waste management laws and regulations. For the five year period ending with 1996, expenditures for pollution control facilities represented $101 million or 20% of total construction expenditures. The cost of operating and maintaining scrubber-related facilities amounted to $22 million in 1996 and $21 million in 1995. See Note 16 of Notes to Financial Statements under Item 8 for a discussion of specific environmental proceedings affecting the Company.

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

LPI develops, owns, operates, and maintains power generation facilities that sell electric and steam energy to utility and industrial customers. LPI, through its predecessor, has been in the independent power business since 1982 and has approximately 310 employees. It currently has ownership interests in projects capable of generating over 700 megawatts of electric power capacity in North Carolina, Virginia, New York, California, Minnesota, and Texas. In November 1994, the Company announced that LG&E International Inc. (LII), a wholly-owned subsidiary of Energy Systems, had formed a joint venture to build and operate a natural-gas-fired power plant in north central Argentina. The plant was completed in 1995 and began commercial operation in early 1996. The other partners in the project are Sideco Americana, S.A., an Argentine engineering and construction company, and Charter Oak Energy, Inc., a non-utility subsidiary of Northeast Utilities. In 1995, LII also invested $4.5 million into a partnership that acquired a 44% interest in a 30 Mw wind facility in Tarifa, Spain. The partners in the project include Kenetech International, Ltd. and other local Spanish companies.

On February 13, 1997, the Company acquired interests in two Argentine natural gas distribution companies through its global venture unit, LG&E International Inc. (LII). LII purchased a controlling interest in Distribuidora de Gas del Centro (Centro) and acquired a minority interest in Distribuidora de Gas del Cuyana (Cuyana). Centro serves approximately 372,000 customers in Cordoba Province, Argentina; Cuyana serves approximately 305,000 customers in Mendoza Province, Argentina. The investment in these companies totaled approximately $140 million.

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

LII has ownership interests in a wind facility in Tarifa, Spain, a natural gas combustion turbine and associated electrical and natural gas equipment in Tucuman Province, Argentina, and two natural gas distribution companies in Argentina. Each of these entities has obtained foreign utility company (FUCO) status under the Holding Company Act. Generally, FUCO status exempts these facilities from application of the Holding Company Act.

LPM, a wholly-owned subsidiary of LPI, markets and brokers wholesale power. LPM was among the first utility-affiliated marketers in the country to secure FERC approval to sell power at market-based rates and engage in wholesale power marketing activities. During 1996, LPM sold or brokered 17.4 million megawatt-hours of power in 35 states. This volume of activity placed LPM among the three largest marketers of wholesale energy in 1996 and the largest seller affiliated with a regulated electric utility. Although a portion of LPM's 1996 sales came from the Tennessee Valley Authority (TVA) and, as described below, such sales to TVA have been discontinued, LPM is predicting that the market for electric energy will expand and its revenues will increase in future years.

In November 1996, LPM and the Company entered into a purchase and sale agreement with Oglethorpe Power Corporation ("OPC") pursuant to which LPM will have access to approximately half of OPC's 5,000 Mw of generation resources. LPM also will be required to cover approximately half of the energy needs of OPC's other member cooperatives. OPC will pay a fixed price for the energy over the term of the agreement. The term of the agreement is fifteen years. After a specified period, each party has the ability to terminate the agreement upon advance written notice. In January 1997, LPM, LPI and OPC entered into a similar agreement with two member cooperatives who did not opt to participate in the November agreement. Both agreements were approved by the Rural Utilities Services in February 1997. Over the course of the fifteen-year agreement, LPM is expected to provide more than 200 million megawatt-hours of electricity to OPC.

LPM uses financial instruments in its power marketing activities. These financial instruments are used to hedge price and geographic basis risk for its purchase and sales commitments and to enhance its overall portfolio of electric power trading activities. See Note 4 and Note 16 of Notes to Financial Instruments under Item 8 for an overall discussion of these activities.

LPM competes with other power marketers, including utility affiliated power marketers and gas marketers that have expanded into the electric power market. The power marketing industry is very competitive, particularly with respect to price and service.

Energy Systems has provided letters of credit and various other guarantees to third parties which totaled approximately $31.4 million and $33.7 million as of December 31, 1996 and 1995, respectively.

The letters of credit are subject to Support Agreements as more fully described in Note 16 of Notes to Financial Statements under Item 8.

For a discussion of the request for rehearing filed with FERC by LG&E-Westmoreland Southampton, the partnership that owns the Southampton facility, regarding the partnership's request for an order from FERC stating that the Southampton facility remains a qualifying facility for 1992, see Note 16 of Notes to Financial Statements under Item 8.

On December 23, 1996, Westmoreland Coal Company and its four first tier subsidiaries filed for reorganization under Section 11 of the U.S. Bankruptcy Code. One of these subsidiaries, Westmoreland Energy, Inc., is the direct parent of the various entities that are partners in partnerships with LG&E Energy subsidiaries which own six independent generating facilities. See Note 16 of Notes to Financial Statements under Item 8.

Westmoreland-LG&E Partners, the partnership that owns the Roanoke Valley I and II facilities, is seeking the recovery of capacity payments withheld by Virginia Electric and Power Company. In early March 1996, Virginia Power filed a motion for summary judgment, and on March 22, 1996, the court granted Virginia Power's motion as to all counts. The Company has appealed the court's ruling and the Virginia Supreme Court has granted review. See Note 16 of Notes to Financial Statements under Item 8.

Niagara Mohawk Corporation (NIMO) has proposed to buy out the Power Purchase Agreements NIMO has with a group of independent power projects. The Rensselaer cogeneration facility, in which the Company has a 50% interest through an indirect subsidiary, is one of the projects affected by this initiative. While discussions among the projects and NIMO are continuing, the Company is not able to predict the outcome of this event. Based upon the status of current negotiations, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition. See Note 16 of Notes to Financial Statements under Item 8.

In May 1996, Kenetech Windpower, Inc. (Kenetech) filed in the United States Bankruptcy Court in the Northern District of California for protection under Chapter 11 of the United States Bankruptcy Code seeking, among other things, to restructure certain contractual commitments between Kenetech and its subsidiaries, on the one hand, and various windpower projects located in the U.S. and abroad, on the other hand. Included in these projects are the Windpower Partners 1993 (WPP 93), Windpower Partners 1994 (WPP 94) and KW Tarifa, S.A. (Tarifa) wind projects in which the Company has invested, collectively, approximately $31 million. See Note 16 of Notes to Financial Statements under
Item 8.

The Alabama Power Company, Georgia Power Company and Mississippi Power Company (the Plaintiffs) filed a Complaint for Declaratory Judgment and Injunctive Relief against the Tennessee Valley Authority (TVA) and LPM in the United States District court for the Northern District of Alabama. The court ruled that TVA violated the Tennessee Valley Authority Act (TVA Act) by entering into an interchange agreement with LPM (Interchange Agreement) and that TVA is prohibited from selling or delivering any power to LPM.
See Note 16 of Notes to Financial Statements under Item 8.

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

The volume of gas transported and marketed by LG&E Natural has increased from an average of approximately 600 million cubic feet per day in May 1995, when LG&E Natural was acquired, to approximately 3.6 billion cubic feet per day by the end of 1996. As of December 31, 1996, LG&E Natural had approximately 721 direct gas sales contracts with industrial firms, local gas distribution companies, electric utilities, large commercial entities and institutions such as hospitals, military bases and universities. LG&E Natural maintains a diverse customer base in order to limit its reliance on any one industry or region. During 1996, no customer accounted for more than 10% of LG&E Natural's total gas sales. LG&E Natural competes with other gas marketers and producers primarily on the basis of market-responsive pricing and flexibility of deal structure, including the use of financial instruments, reliability of performance and customer service.

The majority of natural gas purchased and sold by LG&E Natural is generally under spot contracts of thirty days or less. LG&E Natural also has long-term sales and purchase arrangements with a variety of customers, with terms of 60 days to nine years.

LG&E Natural (through a wholly-owned subsidiary) and Santa Fe Energy Resources Inc. (Santa Fe) are parties to a Master Gas Purchase Contract (Gas Contract), which was entered into in December 1993 and which expires in December 2001. The Gas Contract provides for the dedication by Santa Fe to LG&E Natural of all of its domestic natural gas production from specified existing wells, which consist of essentially of all such entity's domestic natural gas production (except to the extent such production is dedicated under pre-existing contracts) and certain domestic development and exploration wells. LG&E Natural currently receives about 80,000 MMBtu per day under the contract. Production of gas wells acquired by Santa Fe may, by mutual agreement, be dedicated under the Gas Contract. LG&E Natural is obligated to analyze and provide its recommendation regarding the method of gathering and transporting production from exploration wells, whether by Santa Fe, LG&E Natural or third parties.

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

The Llano pipeline, which has a design capacity of approximately 180,000 MCF of gas per day, is capable of delivering gas to four different interstate pipelines and directly to three end users, as well as receiving gas from three interstate pipelines. LG&E Natural, through its various subsidiaries, purchases gas from over 100 producers connected to the Llano pipeline and sells the gas directly to end-user customers or delivers the gas into one of the interstate pipelines for sale. LG&E Natural, through its various subsidiaries, also transports natural gas through the Llano pipeline for third parties and is paid a transportation fee for such services. An average of approximately 60,000 MCF of natural gas per day moved through the Llano pipeline in 1996.

The eleven gathering systems gathered approximately 104,000 MCF (net to LG&E Natural ownership interests) of natural gas per day during 1996. Connected to the Llano pipeline are two operating natural gas processing facilities capable of processing approximately 85,000 MMBtu of natural gas per day. These facilities extract natural gas liquids, including propane, ethane, butanes and natural gasoline, from the natural gas stream, at which point the mixed stream of liquids is sold. Approximately 189,000 gallons per day of natural gas liquids were extracted and sold from these facilities in 1996.

Also connected to the Llano pipeline is a natural gas storage facility. This facility has current working capacity of approximately six BCF. LG&E Natural, through a subsidiary, offers this storage capacity to third parties on a fee basis. As of December 31, 1996, storage capacity of approximately 2.5 BCF was leased to other parties.

Through infusions of working capital and other financial support, the Company has enhanced LG&E Natural's ability to secure trade credit for natural gas purchases. This has enabled LG&E Natural to significantly increase levels of natural gas marketing and management expects this trend to continue in the foreseeable future.

Gas Systems has provided letters of credit issued to third parties to secure certain off-balance sheet obligations (including contingent obligations) of LG&E Natural and its subsidiaries. The letters of credit securing such obligations totaled approximately $6.6 million and $11 million at December 31, 1996 and 1995. The lenders under the credit facilities for Gas Systems are entitled to the benefits of Support Agreements with LG&E Energy Corp. The Support Agreements state, in substance, that LG&E Energy Corp. will provide Gas Systems with the necessary funds and financial support to meet its obligations under the credit facilities.

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

For a discussion of lawsuits filed as a result of LG&E Natural's discovery in the fourth quarter of 1996 that unauthorized transactions had occurred, resulting in losses of $17.1 million after tax, see Note 16 of Notes to Financial Statements under Item 8.

                          EMPLOYEES AND LABOR RELATIONS

The Company and its subsidiaries had 3,069 full-time employees at December 31, 1996. LG&E's approximately 1,500 operating, maintenance, and construction employees are members of the International Brotherhood of Electrical Workers
(IBEW) Local 2100. The current three year contract will expire in November 1998.

ITEM 2. Properties.

LG&E's power generating system consists of the coal-fired units operated at its three steam generating stations. Combustion turbines supplement the system during peak or emergency periods. At February 28, 1997, LG&E owned the following electric generating stations:

                                                                  Year in   Capability
                                                                  Service  Rating (Kw)
                                                                  -------  -----------
            Steam Stations:
            Mill Creek-Kosmosdale, Ky
                Unit 1                                             1972      303,000
                Unit 2                                             1974      301,000
                Unit 3                                             1978      386,000
                Unit 4                                             1982      480,000
                                                                           ---------
                     Total Mill Creek                                      1,470,000

            Cane Run-near Louisville, Ky
                Unit 4                                             1962      155,000
                Unit 5                                             1966      168,000
                Unit 6                                             1969      240,000
                                                                           ---------
                     Total Cane Run                                          563,000

            Trimble County-Bedford, Ky. (a)
                Unit 1                                             1990      371,000

            Combustion Turbine Generators (Peaking capability):
            Zorn                                                   1969       16,000
            Paddy's Run                                            1968       43,000
            Cane Run                                               1968       16,000
            Waterside                                              1964       33,000
                                                                           ---------
                Total combustion turbine generators                          108,000
                                                                           ---------
            Total capability rating                                        2,512,000
                                                                           =========

            (a) Amount shown represents LG&E's 75% interest in Trimble County. LG&E is responsible for operation of Unit 1 and is reimbursed by IMEA and IMPA for expenditures related to Trimble County based on their proportionate share of ownership interest. See
                  Note 18 of Notes to Financial Statements, Jointly Owned Electric Utility Plant, under Item 8 for further discussion on ownership.

LG&E also owns an 80 Mw hydroelectric generating station located in Louisville, operated under license issued by the FERC.

At December 31, 1996, LG&E's electric transmission system included 21 substations with a total capacity of approximately 11,026,897 Kva and approximately 652 structure miles of lines. The electric distribution system included 83 substations with a total capacity of approximately 3,383,530 Kva, 3,537 structure miles of overhead lines, 274 miles of underground conduit, and 5,420 miles of underground conductors.

LG&E's gas transmission system includes 178 miles of transmission mains, and the gas distribution system includes 3,528 miles of distribution mains.

LG&E operates underground gas storage facilities with a current working gas capacity of approximately 14.6 million Mcf. See Gas Supply under Item 1.

In 1990, LG&E entered into an operating lease for its corporate office building located in downtown Louisville, Kentucky. The lease is for a period of 15 years and is scheduled to expire June 2005. LG&E Energy Corp. has an operating lease for its corporate office space with an expiration date of 1997. LPI has operating lease commitments related to three office facilities that expire in 1997, 1999 and 2001. LG&E Natural has six office leases that expire between 1997 and 2004.

Other properties owned by LG&E include office buildings, service centers, warehouses, garages, and other structures and equipment, the use of which is common to both the electric and gas departments.

The trust indenture securing LG&E's First Mortgage Bonds constitutes a direct first mortgage lien upon much of the property owned by LG&E.

At December 31, 1996, LPI owned the percentage indicated of the following joint ventures:

                                                                                 Net
                                              Ownership                   Capability        Year in
      Name                                   Interest %          Fuel     Rating (Mw)       Service
      ----                                   ----------          ----     -----------       -------

      LG&E Westmoreland-Southampton                  50          Coal              63          1992
      Franklin, Virginia

      LG&E Westmoreland-Altavista                    50          Coal              63          1992
      Altavista, Virginia

      LG&E Westmoreland-Hopewell                     50          Coal              63          1992
      Hopewell, Virginia

      Westmoreland-LG&E Partners                     50          Coal             165          1994
      (Roanoke Valley I)
      Weldon, North Carolina

      LG&E Westmoreland-Rensselaer                   50          Natural           79          1994
      Rensselaer, New York                                           Gas

      Windpower Partners 1993-Palm Springs           50          Wind              43          1994
      Palm Springs, California

      Windpower Partners 1993-Buffalo Ridge          50          Wind              25          1994
      Buffalo Ridge, Minnesota

      Windpower Partners 1994                        25          Wind             25-35        1995
      Culberson County, Texas

      Westmoreland-LG&E Partners                     50          Coal              44          1995
      (Roanoke Valley II)
      Weldon, North Carolina

      K.W. Tarifa, S.A                               44          Wind              30          1995
      Tarifa, Spain

      Central Termica San Miguel de Tucuman          33          Natural          114          1996
      Tucuman Province, Argentina                                    Gas

LPI's ownership interests in these projects and the revenues from the sale of electricity and steam from the projects are pledged as security to the lenders who provided the financing for the project. See Note 16 of Notes to Financial Statements under Item 8 for a discussion of the bankruptcy filing of an affiliate of LPI's partner in the Southampton, Altavista, Hopewell, Rensselaer and Roanoke Valley joint ventures.

LG&E Natural, through certain subsidiaries, owns or has an interest in eleven gas gathering systems. LG&E Natural owns a 100% interest in six of these systems, a 50% interest in one of the systems and interests ranging from 11% to 24% in the four remaining systems. These systems are located in Texas, New Mexico, Louisiana, Montana and Oklahoma.

LG&E Natural, through a subsidiary, owns the LG&E Natural pipeline, a 90-mile intrastate pipeline system in southeastern New Mexico with a throughput capacity of 180,000 MCF of gas per day. LG&E Natural, through subsidiaries, owns the Power-Tex system, a 74-mile gas transmission system located in Texas. This system has a design capacity of 90,000 MCF of gas per day. LG&E Natural, through certain subsidiaries, also owns, or has interests in, and operates five natural gas processing plants located in southeastern New Mexico and western Texas with a total design capacity of 125,000 MCF of gas per day. LG&E Natural owns 100% interests in three of these plants, and a majority of the two remaining plants. Through a subsidiary, it owns and operates an underground natural gas storage facility adjacent to the Llano pipeline in southeastern New Mexico with a current working capacity of approximately six BCF of natural gas.

ITEM 3. Legal Proceedings.

Rates, Regulatory Matters, and Trimble County Generating Plant

For a discussion of current regulatory matters and a detailed discussion of the Trimble County Unit 1 settlement agreement, see Rates and Regulation under Item 7 and Notes 3 and 17 of Notes to Financial Statements under Item 8.

Statewide Power Planning

In March 1995, the Commission staff issued its report on its review of LG&E's 1993 biennial Integrated Resource Plan. The Staff Report specifically found that LG&E's plan contained some of the better analyses among those filed by the electric utilities under the Commission's jurisdiction, and presented several suggestions for LG&E's consideration when it develops its next plan. In an order issued March 17, 1995, the Commission formally closed its proceeding for the review of LG&E's plan. On May 5, 1995, the Commission granted LG&E's request to waive the requirement that LG&E file an Integrated Resource Plan during 1995. On July 21, 1995, the Kentucky Commission amended its Integrated Resource Planning regulations to replace the biennial filing requirement with a triennial requirement. The amended regulations also specified that LG&E's next Integrated Resource Plan is to be filed 39 months from the effective date of the amended regulation, or October 21, 1998.

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

Roanoke Valley I

Westmoreland-LG&E Partners (WLP), the partnership that owns the Roanoke Valley I and II facilities, is seeking the recovery of capacity payments withheld by Virginia Electric and Power Company. In December 1996, the Virginia Supreme Court agreed to hear the Company's appeal of an adverse lower court ruling. See
Item 1 and Note 16 of Notes to Financial Statements under Item 8.

Rensselaer

Niagara Mohawk Corporation (NIMO) has proposed to buy out the Power Purchase Agreements NIMO has with a group of independent power projects. The Rensselaer cogeneration facility, in which the Company has a 50% interest through an indirect subsidiary, is one of the projects affected by this initiative. While discussions among the projects and NIMO are continuing, the Company is not able to predict the outcome of this event. Based upon the status of current negotiations, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition. See Note 16 of Notes to Financial Statements under Item 8.

TVA/LPM Interchange Agreement

On January 12, 1996, the Alabama Power Company, Georgia Power Company and Mississippi Power Company (the Plaintiffs) filed a Complaint for Declaratory Judgment and Injunctive Relief against the Tennessee Valley Authority (TVA) and LG&E Power Marketing Inc. (LPM), a wholly-owned subsidiary of the Company, in the United States District Court for the Northern District of Alabama. The Plaintiffs claimed that TVA violated the Tennessee Valley Authority Act (TVA
Act) by entering into an interchange agreement with LPM (Interchange Agreement) and that TVA was prohibited from selling or delivering any power to LPM, to any other broker or marketer of power, or to any other unauthorized recipient, or from otherwise engaging in unlawful power supply arrangements. In September 1996, the Court granted the Plaintiffs Motion for Summary Judgment, finding that LPM is not a power generating organization with which TVA had an exchange power arrangement on July 1, 1957, and that the contract is null and void. This decision became final on November 23, 1996. This decision is not expected to have a material effect on the Company's financial position or results of operations.

Calgary

On November 22, 1996 LG&E Natural Canada Inc., a subsidiary of LG&E Natural, initiated action in the Court of the Queens Bench of Alberta, Calgary against a former employee. That action and an additional action, filed on the same date in the General Division of the Calgary Court, also named a natural gas sales and marketing company and the director, president and secretary of that company. An amended statement of claim was filed in the Calgary action on December 23, 1996, naming additional parties. These lawsuits were filed as a result of LG&E Natural's discovery in the fourth quarter of 1996 that the former employee had engaged in unauthorized transactions. Counterclaims have been filed seeking damages of approximately forty million dollars for, among other things, defamation and breach of contract. See Note 8, Non-Recurring Charges, and Note 16, Commitments and Contingencies, under Item 8. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Company.

                                                             Effective Date of
                                                             Election to Present
      Name                 Age    Position                   Position
      ----                 ---    --------                   --------

      Roger W. Hale         53    Chairman of the Board,     August 17, 1990
                                  President and Chief
                                  Executive Officer

      Victor A. Staffieri   41    President - Distribution   December 15, 1995
                                  Services Division
                                  President - Louisville Gas
                                  and Electric Company

      Walter Z. Berger      41    Group President -          January 3, 1997
                                  Energy Marketing

      John R. McCall        53    Executive Vice President,  July 1, 1994
                                  General Counsel and
                                  Corporate Secretary

      Stephen R. Wood       54    Executive Vice             January 1, 1994
                                  President and Chief
                                  Administrative Officer

      George W. Basinger    51    Senior Vice President -    August 1, 1996
                                  Power Operations

      Charles A. Markel III 49    Vice President -           January 1, 1993
                                  Finance and Treasurer

      S. Bradford Rives     38    Vice President -           March 15, 1996
                                  Finance and Controller

The present term of office of each of the above executive officers extends to the meeting of the Board of Directors following the Annual Meeting of Shareholders, scheduled to be held May 8, 1997.

There are no family relationships between executive officers of the Company or executive officers of its subsidiaries.

Messrs. Hale, Staffieri, McCall, and Markel are also executive officers of the Company's principal subsidiary, LG&E. Mr. Hale is Chairman of the Board and Chief Executive Officer of LG&E; Mr. Staffieri is President of LG&E; Mr. McCall is Executive Vice President, General Counsel and Corporate Secretary of LG&E; and Mr. Markel is Treasurer of LG&E.

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

Before he was elected to his current position, Mr. Berger was Vice President and Chief Financial Officer of Tri-State Oil, a subsidiary of Baker Hughes, Inc., from January 1988 to February 1992; Controller of Enron America, Inc. from February 1992 to July 1992; General Manager of Enron America, Inc. from August 1992 to November 1992; Vice President, Finance and Business Development of Enron Oil Trading and Transportation from November 1992 to February 1996; and Executive Vice President and Chief Financial Officer of LG&E Energy Corp. and of LG&E from February 1996 to January 1997.

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

Before he was elected to his current position, Mr. Basinger was Partner of National Power Company prior to November 1993; Vice President of Venture Management for LG&E Power Inc. from December 1993 to November 1994; and Senior Vice President of Operations for LG&E Power Inc. from November 1994 to August 1996.

Before he was elected to his current position, Mr. Markel was Vice President - Finance and Treasurer prior to January 1992; and Senior Vice President and Chief Financial Officer from January 1992 to January 1993.

Before he was elected to his current position, Mr. Rives was Director - Corporate Finance prior to February 1992; Assistant Treasurer from February 1992 to December 1992; Director - Business Development from January 1993 to December 1993; Associate General Counsel from January 1994 to June 1994; Vice President and Treasurer of LG&E Power from June 1994 to March 1995; Vice President, Controller and Treasurer of LG&E Power from March 1995 to December 1995; and Vice President - Finance, Non-Utility Business from January 1996 to March 1996.

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

                                    1996                                   1995
                                    ----                                   ----

                      Dividend       High        Low       Dividend        High         Low
                          Paid      Price      Price           Paid       Price       Price
                          ----      -----      -----           ----       -----       -----
      First quarter     $.2775    $22.000    $20.750        $.26875    $20.0000    $18.4375
      Second quarter     .2775     22.875     20.875         .26875     20.1875     18.6875
      Third quarter      .2775     23.625     21.625         .26875     20.0625     19.0000
      Fourth quarter     .2875     24.625     22.375         .27750     21.5625     20.0000

The number of record holders of Common Stock at December 31, 1996, was 30,927. The book value of the Company's Common Stock at December 31, 1996, was $12.23 per share.

ITEM 6. Selected Financial Data.

                             Years Ended December 31
                     (Thousands of $ Except per Share Data)
                     --------------------------------------

                                           1996                1995                1994            1993           1992
                                           ----                ----                ----            ----           ----
      Revenues:
      Revenues                        $  3,589,465 (a)    $  1,402,980 (a)    $    829,663     $   900,027    $   834,739
      Refund - Trimble County
        settlement                            --               (28,300)               --              --             --
                                      ------------        ------------        ------------     -----------    -----------
           Revenues                      3,589,465           1,374,680             829,663         900,027        834,739
                                      ============        ============        ============     ===========    ===========
      Operating income:
      Before non-recurring items           237,771             205,357             189,087         189,122        174,504
      Trimble County settlement               --               (29,800)               --              --             --
      Non-recurring charges                (26,330)               --               (48,743)           --             --
                                      ------------        ------------        ------------     -----------    -----------
        Operating income                   211,441             175,557             140,344         189,122        174,504
                                      ============        ============        ============     ===========    ===========
      Net income:
      Continuing operations:
        Before non-recurring items         121,117             100,682              95,525          80,825         71,437
        Trimble County settlement             --               (17,852)               --              --             --
        Non-recurring charges              (17,114)               --               (38,696)           --             --
                                      ------------        ------------        ------------     -----------    -----------
              Total                        104,003              82,830              56,829          80,825         71,437
      Discontinued operations                 --                  --                  --             7,435          4,177
      Gain on sale of
        discontinued operations               --                  --                51,805            --             --
      Cumulative effect of
        accounting change                     --                  --                (3,369)           --             --
                                      ------------        ------------        ------------     -----------    -----------
           Net income                 $    104,003        $     82,830        $    105,265     $    88,260    $    75,614
                                      ============        ============        ============     ===========    ===========

      Average number of com-
        mon shares outstanding          66,293,670          66,105,175          65,981,870      65,377,181     64,614,969

                             Years Ended December 31
                     (Thousands of $ Except per Share Data)
                     --------------------------------------

                                               1996             1995               1994               1993          1992
                                               ----             ----               ----               ----          ----
      Earnings per share of
        common stock:
        Continuing operations:
           Before non-recurring items         $1.83            $1.52              $1.45              $1.24         $1.11
           Trimble County settlement           --               (.27)              --                 --            --
           Non-recurring charges               (.26)            --                 (.59)              --            --
                                              -----            -----              -----              -----          ----
                   Total                       1.57             1.25                .86               1.24          1.11
        Discontinued operations                --               --                 --                  .11           .06
        Gain on sale of
           discontinued operations             --               --                  .79               --            --
        Cumulative effect of
           accounting change                   --               --                 (.05)              --            --
                                              -----            -----              -----              -----          ----
              Earnings per share              $1.57            $1.25              $1.60              $1.35         $1.17
                                              =====            =====              =====              =====         =====

      Cash dividends declared per
        share of common stock                 $1.13          $1.0925            $1.0575             $1.023         $.991
      Payout ratio                             72.1%(b)         87.2%(b)           66.3%(b)           75.9%         84.7%

      Total assets                       $3,011,892       $2,628,920         $2,217,464         $2,186,468    $2,148,398

      Long-term obligations
        (including amounts
        due within one year)                646,800          662,800            662,800            662,800       686,262

      (a) The significant increases in revenues in 1996 and 1995 resulted primarily from acquiring LG&E Natural in May 1995. See Note 2 of Notes to Financial Statements under Item 8 and Management's Discussion and Analysis under Item 7.

      (b) Excluding mark-to-market, the Trimble County settlement, non-recurring charges, gain on sale of discontinued operations, and cumulative effect of accounting change, the payout ratios would have been 70.8%, 71.8% and 73.1% in 1996, 1995 and 1994, respectively.

      Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Financial Statements should be read in conjunction with the above information.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 1996, 1995, and 1994 and should be read in connection with the consolidated financial statements and notes thereto. The Company's financial results and conditions have been largely dependent on the financial results and conditions of its principal subsidiary, Louisville Gas and Electric Company (LG&E), a regulated electric and gas utility. Future financial results from the Company's operations will become increasingly reflective of the returns earned from its portfolio of non-utility investments in energy marketing and related services, energy generation, and gas distribution in addition to the financial results provided by LG&E.

Some of the following discussion may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward looking statements are intended to be identified in this document by the words "anticipate," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; change in federal or state legislation; unusual weather; actions by state or federal regulatory agencies affecting rates; and other factors described from time to time in LG&E Energy Corp.'s reports to the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Earnings per Share

Earnings per share data contained herein for periods prior to 1996 have been restated to reflect a two-for-one stock split that occurred in 1996.

Earnings per share of common stock for 1996 of $1.57 increased 32 cents over the $1.25 per share reported for 1995. Excluding the one-time non-recurring charges as discussed in the following paragraph, earnings per share were $1.83 in 1996, or 31 cents more than comparable 1995 earnings of $1.52. The 31-cent increase resulted from higher earnings at LG&E of 14 cents and higher energy marketing and other earnings of 27 cents, partially offset by an increase in corporate and other expenses of (10 cents). The LG&E increase of 14 cents is primarily the result of a significantly higher level of wholesale electric sales and increased retail sales of electricity and natural gas, partially offset by increased operation and maintenance expenses. The increase in non-utility earnings reflects growth in the Company's energy marketing and trading business and a strong performance by the independent power ventures. Also, earnings attributable to energy marketing and trading for 1996 include an increase for contracts accounted for under the mark-to-market method of accounting of 23 cents per share.

The reported earnings per share in 1996 of $1.57 include a one-time charge of 26 cents, which resulted from unauthorized transactions in LG&E Natural Inc.'s (LG&E Natural) Calgary, Alberta, Canada, office. See Note 8 of the Notes to Financial Statements under Item 8. Earnings per share for 1995 include a one-time charge of 27 cents to recognize the settlement of the long-standing issues surrounding LG&E's Trimble County electric generating plant.

Earnings per share of common stock for 1995 were $1.25, a decrease of 35 cents from the $1.60 earned in 1994. The decrease primarily reflects a 27-cent charge taken to recognize the Trimble County settlement mentioned in the preceding paragraph. In addition, earnings in 1994 included a gain on the sale of the Company's interest in Natural Gas Clearinghouse (NGC) of 79 cents, partially offset by non-recurring charges (46 cents), the expense of establishing a charitable foundation (13 cents) and the adoption of a new accounting standard for post-employment benefits (5 cents). When considered together, these 1994 items produced a 15-cent net increase in earnings of a non-recurring nature. Comparison of earnings for the two years without the significant non-recurring items discussed above indicates an improvement in earnings of 7 cents during 1995 ($1.52 in 1995 as compared to $1.45 in 1994). This increase resulted primarily from an increase in earnings from investments in joint ventures and higher earnings at LG&E, partially offset by a decrease in gross profits at LG&E Power Inc. (LPI), lower fee income, and an increase in interest expense resulting from the Company's borrowings to finance the acquisition of LG&E Natural. LG&E's earnings increase was primarily due to higher retail electric sales, positive cost containment efforts and a reduction in expenses due to the settlement of a commercial dispute. These factors were partially offset by increased purchased power expenses at LG&E primarily as a result of unplanned power plant outages.

Utility Results

Revenues

A comparison of LG&E's revenues for the years 1996 and 1995, excluding the Trimble County settlement

(which reduced electric revenues by $28.3 million in 1995), with the immediately preceding year reflects both increases and decreases, which have been segregated by the following principal causes (in thousands of $):

                                                      Increase (Decrease) From Prior Period
                                                   Electric Revenues           Gas Revenues
                                                   1996         1995         1996         1995
                                                   ----         ----         ----         ----
      Sales to ultimate consumers:
        Fuel and gas supply adjustments, etc     $ (4,652)    $(10,566)    $ 21,176     $(16,940)
        Demand side management/decoupling           5,429       (4,619)      (1,989)         479
        Environmental cost recovery surcharge       2,410        3,205         --           --
        Variation in sales volumes                    801       27,382       14,483       (3,420)
                                                 --------     --------     --------     --------
           Total                                    3,988       15,402       33,670      (19,881)
      Sales for resale                             30,383       (5,249)        --           --
      Gas transportation-net                         --           --           (971)       1,062
      Other                                         1,703        1,606          594         (184)
                                                 --------     --------     --------     --------
        Total                                    $ 36,074     $ 11,759     $ 33,293     $(19,003)
                                                 ========     ========     ========     ========

Electric revenues increased in 1996 compared with 1995 primarily because of an increase in sales of electricity for resale which resulted from aggressive marketing efforts. Gas revenues increased as a result of the higher cost of natural gas in 1996 and because of increased sales to ultimate consumers (6%) caused mainly by colder weather experienced in the first quarter of the year.

Electric revenues increased in 1995 mainly because of an increase in sales to ultimate consumers as a result of the warmer summer weather and improved economic conditions in LG&E's service territory. Gas revenues decreased as a result of lower gas supply adjustment revenues, which reflected the lower cost of natural gas in 1995.

Expenses

Fuel for electric generation and gas supply expenses comprise a large segment of the Company's total operating costs. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in LG&E's rates, subject to approval by the Public Service Commission of Kentucky (Kentucky Commission or Commission).

Fuel expenses increased $11.7 million (8%) in 1996 primarily because of a 12% increase in generation ($16 million), partially offset by a decrease in the cost of coal burned ($4.3 million). Fuel expenses decreased $5.6 million (4%) in 1995 as compared to 1994 due to a decrease in the cost of coal burned ($7.5 million) partially offset by increased generation of 2%. The average delivered cost per ton of coal purchased was $21.73 in 1996, $23.68 in 1995, and $25.27 in 1994.
This downward trend in the delivered cost of coal is expected to continue through 1997.

Power purchased expense in 1996 of $16.6 million was approximately the same as in 1995. Power was purchased in 1996 primarily to supplement generation requirements related to wholesale electric power sales. Power purchased in 1995 increased $7.1 million over 1994 primarily because of increased purchases resulting from unplanned outages at the electric generating plants during the extremely hot summer weather.

Gas supply expenses increased $29.7 million (27%) mainly because of the higher unit cost of net gas supply ($21.8 million) and an increase in the volume of gas delivered to the distribution system ($7.9 million). Gas supply expenses decreased $20.8 million (16%) in 1995 because of the lower cost of net gas supply ($18.7 million) and a decrease in the volume of gas delivered to the distribution system ($2.1 million). The average unit cost per Mcf of purchased gas was $3.46 in 1996, $2.62 in 1995, and $2.78 in 1994.

Operation and maintenance expense increased $11.5 million (6%) over 1995 primarily because of increased costs to operate the Company's electric power plants ($2.9 million), the electric and gas transmission and distribution systems ($1.9 million), increased storm damage expenses ($2.2 million) and because of the recognition of credits to expense in 1995 for settlement proceeds received related to a commercial dispute. In 1995 LG&E received cash proceeds of $8 million in connection with the settlement of a commercial dispute. Pursuant to a study to determine the proper amount of income to be recognized, LG&E recognized $6 million as a reduction of 1995 operation expense. After further study and the resolution of the remaining legal issues, the $2 million balance was applied as a reduction of operation expense in 1996.

Operation and maintenance expenses increased $1.2 million (less than 1%) in 1995, as compared to 1994, primarily as a result of an increase in repairs at the electric power plants ($4.2 million), an increase in labor related expenses ($3.8 million) and an increase in various administrative expenses ($1.8 million). These increases were partially offset by a decrease in storm damage expenses ($1 million), property damage claims ($1.2 million), and because of a credit to expense representing a portion of the proceeds received in a commercial dispute as discussed above.

Depreciation and amortization increased in both 1996 and 1995 primarily because of additional utility plant in service.

Non-recurring charges in 1994 of $38.6 million include LG&E's write-off of costs in connection with early retirements and workforce reductions that occurred in 1992 and 1993, costs in connection with property damage claims pertaining to particulate emissions from the Mill Creek electric generating plant, and certain costs previously deferred resulting from adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. See Note 8 of Notes to Financial Statements under Item 8.

Other income decreased about $3 million in 1996 because of a decrease in income earned from investments and lower gains realized from the sale of property as compared to 1995. See Note 12 of Notes to Financial Statements under Item 8.

Contribution to the Company's charitable foundation reflects the expense associated with establishing a tax-exempt foundation during 1994. Contributions made from this foundation are not charged against income, and therefore, do not affect the Company's net income. See Note 8 of Notes to Financial Statements under Item 8.

Interest charges for 1996 decreased $1.7 million (4%) primarily because of the retirement of outstanding debt. The Company's First Mortgage Bonds, 5.625% Series of $16 million were retired at maturity on June 1, 1996 and $50 million in other debt was refinanced at more favorable rates. Interest charges for 1995 decreased $.9 million primarily due to a reversal of an interest expense reserve resulting from a favorable ruling on certain income tax matters. The embedded cost of long-term debt at December 31, 1996, was 6.05%; at December 31, 1995, 6.32%. See Note 14, First Mortgage Bonds and Pollution Control Bonds, for further discussion.

Preferred dividends decreased $1.7 million (28%) due primarily to the redemption of the 7.45% Series Cumulative Preferred Stock in December 1995. Preferred dividends increased $.5 million in 1995 because of a higher rate associated with the Auction Rate Series.

Variations in income tax expenses are largely attributable to changes in pre-tax income.

The rate of inflation may have a significant impact on LG&E's operations, its ability to control costs, and the need to seek timely and adequate rate adjustments. However, relatively low rates of inflation in the past few years have moderated the impact on current operating results.

Energy Marketing, Trading and Other Results

Revenues and cost of revenues increased substantially in 1996 compared to 1995 primarily due to increased volumes and higher prices associated with the Company's energy marketing and trading operations. Energy marketing and trading includes the operations of LG&E Natural which was acquired in May 1995 and LG&E Power Marketing Inc. (LPM), both of which substantially increased their levels of activity during 1996. Revenues also increased approximately $26.2 million due to adoption of the mark-to-market method of accounting for the Company's energy trading and price risk management activities. See Notes 1 and 20 of Notes to Financial Statements under Item 8. Additionally, LPI recorded approximately $7.6 million in revenues from development activities associated with an independent power project in the Northeast, which is included in other revenues.

Revenues and cost of revenues for energy marketing and trading increased in 1995 compared to 1994 mainly due to acquiring LG&E Natural in May 1995. Higher power marketing volumes in 1995 also contributed to the increases. Decreases in other revenues were primarily due to the completion of construction activities at LPI's ROVA I and Rensselaer projects in the second quarter of 1994 and the ROVA II project in May 1995. The decrease in construction activity reflects a trend in the domestic independent power production industry.

Operation and maintenance expenses increased $28 million in 1996 compared to 1995 primarily due to the LG&E Natural acquisition. Approximately $7 million of the increase resulted from reclassification of expenses included in cost of revenues in 1995 to operation and maintenance in 1996. Higher levels of energy marketing and trading activities also contributed to the increase.

Operation and maintenance expenses increased $15.2 million in 1995 compared to 1994 mainly due to the May 1995 LG&E Natural acquisition. Also, LPI incurred costs in 1995 to exit the engineering and construction business which contributed to the increase, as did costs resulting from LPI's acquiring operation and maintenance contracts from UCOS in 1995. See Note 7 of Notes to Financial Statements under Item 8.

Depreciation and amortization increased $5.9 million in 1996 and $7 million in 1995 primarily due to the LG&E Natural acquisition.

Non-recurring charges in 1996 resulted from losses recognized when an internal investigation uncovered unauthorized transactions by a marketer in LG&E Natural's Calgary, Alberta, Canada, office. Non-recurring charges in 1994 included costs related to LPI's vacating leased office space. See Notes 8 and 16 of Notes to Financial Statements under Item 8.

The decrease in equity in earnings of joint ventures in 1996 compared to 1995 mainly resulted from the sale of power purchase contracts by two partnerships in June 1995. The sales resulted in gains totaling $9.7 million in 1995. Also, earnings from the three windpower joint ventures formerly managed by Kenetech Windpower, Inc. (Kenetech) decreased $1.1 million. This was primarily due to an increased level of expense incurred because of a change in operations management at the ventures during 1996 after Kenetech filed for Chapter 11 bankruptcy protection. The Company now manages operations at two of the projects, and another venture partner manages the third. See Notes 7 and 16 of Notes to Financial Statements under Item 8.

The increase in equity in earnings of joint ventures in 1995 compared to 1994 mainly resulted from the $9.7 million gain mentioned above and the startup of operations at newly-completed power plants. Operations began at LPI's ROVA I and Rensselaer plants in the second quarter of 1994, and at the ROVA II project in May 1995.

Other income and deductions decreased in 1996 by approximately $1.6 million primarily due to reduced interest and dividend income earned on investments in marketable securities due primarily to lower levels of investments. Other income and deductions decreased $8.8 million in 1995 compared to 1994. The 1994 amount included a fee received from Westmoreland Energy, Inc. for a guarantee by the Company of certain cogeneration project funding commitments. Lower investment income resulting from a lower level of investments in marketable securities also contributed to the decrease. See Note 12 of Notes to Financial Statements under
Item 8.

Interest charges increased $3.5 million in 1996 and $5.4 million in 1995 due to increases in notes payable. Notes payable increased significantly in May 1995, when the Company acquired LG&E Natural.

Gain on sale of discontinued operations reflects the sale of the Company's investment in NGC in January 1994. See Note 6 of Notes to Financial Statements under Item 8.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers and equity investments in connection with independent power production projects and other energy-related growth or acquisition opportunities among the non-utility businesses. Fluctuations in the Company's energy marketing and trading activities also affect liquidity throughout the year. Lines of credit are maintained to fund these temporary capital requirements.

Capital Requirements

Utility construction expenditures for 1996 were $108 million compared with $93 million for 1995 and $95 million for 1994. Non-utility construction expenditures (other than generating plant expenditures incurred by joint ventures) were approximately $8 million in 1996, $11 million in 1995, and were not material in 1994. Non-utility construction expenditures are not expected to vary significantly in 1997 from the 1996 level. In 1995, LPI invested equity of $16.3 million in its ROVA I and ROVA II power plants, a wind power project in Texas and the redemption of its interest in the partnership that operated many of its power generation plants. In addition, LG&E International Inc. (LII) invested $4.5 million in a wind project in Tarifa, Spain and $13.3 million in a natural gas-fired generation facility in Tucuman, Argentina. In 1994, LPI invested $20.4 million in a partnership with Kenetech Windpower Inc. for the purpose of owning and operating power plants producing electricity from wind turbines and $18.9 million in its ROVA I and Rensselaer power plants.

Past Financing Activities

During 1996, 1995, and 1994, the Company's primary source of capital was internally generated funds from operating cash flows. Internally generated funds provided financing for 100% of the Company's utility construction expenditures for 1996, 1995, and 1994. The Company acquired LG&E Natural on May 15, 1995 for $143 million, plus acquisition-related fees and expenses. The acquisition was financed with cash and lines of credit. The Company also provided LG&E Natural with additional cash through December 1996 to meet general working capital needs, including margin calls. Margin calls are generally required on certain of the Company's hedge and trading financial instruments to address changes in market prices. The Company had approximately $9.7 million of net margin deposits as of December 31, 1996.

The Company's combined cash and marketable securities balance increased $11.3 million in 1996. The increase reflects cash flows from operations, partly offset by capital expenditures, dividends paid, and a net decrease in borrowings. In 1995, combined cash and marketable securities decreased $79.6 million compared to 1994 which primarily resulted from the acquisition of LG&E Natural and related working capital needs, additional investments in affiliates, and dividends paid; offset by cash flows from operations, an increase in borrowings and changes in classification of investments from non-current to current assets. The Company's liquidity was positively affected in 1994 by the sale of its investment in Natural Gas Clearinghouse. This sale enabled the Company to invest $123 million in marketable securities.

The increases in accounts receivable and accounts payable during 1996 resulted from increased energy marketing volumes. The increases in price risk management assets and liabilities resulted from adopting the mark-to-market method of accounting for the Company's energy marketing and trading activities in 1996. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in LG&E's service territory, and as it relates to LG&E Natural and LPM, throughout the United States, which has a direct effect on sales of electricity and natural gas.

On June 1, 1996, LG&E's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired by LG&E. The bonds were redeemed with available funds.

In October 1996, LG&E issued $22.5 million of Jefferson County, Kentucky and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. Interest rates for these bonds were 3.60% and 3.57%, respectively, at December 31, 1996. The proceeds from these bonds were applied in December 1996 to redeem the outstanding 7.25% Series of Jefferson County, Kentucky and Trimble County, Kentucky, Pollution Control Bonds due December 1, 2016.

In April 1995, LG&E issued $40 million of Jefferson County, Kentucky, Pollution Control Bonds, 5.90% Series, due April 15, 2023. The proceeds from these bonds were used to redeem the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

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

The Company had non-utility short-term borrowings outstanding of $158 million as of December 31, 1996. Short-term borrowings were $173 million as of December 31, 1995, and $32 million as of December 31, 1994. The increase in 1995 primarily relates to the acquisition of LG&E Natural.

The Company issued $2 million of new common stock in 1996 and $3 million in 1995, under various employee plans. See Note 13 of Notes to Financial Statements under Item 8.

Future Capital Requirements

Future utility financing requirements may be affected in varying degrees by factors such as load growth, changes in construction expenditure levels, rate actions allowed by regulatory agencies, new legislation, market entry of competing electric power generators, changes in environmental regulations and other regulatory requirements. The Company estimates that LG&E's construction expenditures will total $250 million for 1997 and 1998. In addition, LG&E's capital requirements for 1998 include $20 million to retire long-term debt that is scheduled to mature. Capital expenditures for the non-utility businesses are anticipated to total $54 million for 1997 and 1998. Ascertainable non-utility equity funding commitments were immaterial at December 31, 1996.

As discussed below and in Note 2 of Notes to Financial Statements under Item 8, the Company acquired interests in two Argentine natural gas distribution companies in February 1997. The Company borrowed approximately $100 million to finance these purchases. Other future capital funding requirements are dependent upon the identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions.

Future Sources of Financing

Internally generated funds from operations are expected to fund substantially all of LG&E's anticipated construction expenditures in 1997 and 1998. Similarly, the Company anticipates having sufficient internal cash generation, borrowing capacity and access to securities markets to meet anticipated equity investments and non-utility capital expenditures in 1997 and 1998.

At December 31, 1996, loan agreements and lines of credit were in place totaling $590 million ($25 million for LG&E Energy Corp., $200 million for LG&E, $215 million for LG&E Gas Systems Inc. and $150 million for LG&E Energy Systems Inc.) for which the companies pay commitment or facility fees. These credit facilities are scheduled to expire at various points in time from 1997 through 2001. Management expects to renegotiate them when they expire. Also, a new $100 million borrowing facility was opened in February 1997 to fund a portion of the Argentine natural gas distribution company investments discussed above.

The lenders under the credit facilities for LG&E Energy Systems Inc. and LG&E Gas Systems Inc. are entitled to the benefits of Support Agreements with LG&E Energy Corp. See Note 15 of Notes to Financial Statements under Item 8.

Year 2000 Computer Software Modification Costs

Based on a preliminary study, the Company expects to spend approximately $12 million to $15 million from 1997 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations. The amount expensed in 1996 was immaterial.

Rates and Regulation

LG&E is subject to the jurisdiction of the Kentucky Commission in virtually all matters related to electric and gas utility regulation, and as such, its accounting is subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Given LG&E's competitive position in the market and the status of regulation in the state of Kentucky, LG&E has no plans or intentions to discontinue its application of SFAS No. 71. See Note 3 of Notes to Financial Statements under
Item 8.

On December 8, 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that, in effect, resolved all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. Under the settlement, ratepayers are to receive $22 million in refunds, most of which is being refunded over the five-year period, 1996 through 2000, based on a per kilowatt-hour credit. In addition, LG&E also agreed to provide $900,000 annually for five years, beginning in 1996, to fund low-income energy assistance programs and agreed to revise the decoupling methodology in a manner that was to reduce revenues collected from residential customers during 1996 and 1997 by a total of approximately $1.8 million.

The overall effect of the settlement, which the Company recognized in its entirety in the fourth quarter of 1995, was to reduce electric revenues by $28.3 million and increase operating expenses by $1.5 million. Thus the settlement reduced net income by $17.9 million, and earnings per share by 27(cent). See
Note 17 of Notes to Financial Statements under Item 8 for further discussion.

In May 1995, LG&E implemented a Commission approved environmental cost recovery
(ECR) surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal. As a result of this surcharge, LG&E's electric revenues increased $3.2 million in 1995, an additional $2.4 million in 1996 and a further increase in revenues of approximately $1 million is projected for 1997. The Kentucky Attorney General
(KAG), and the Kentucky Industrial Utility Customers (KIUC) have filed an appeal in Franklin Circuit Court on various issues related to the Commission's order in this proceeding, including the constitutionality of the Kentucky statute that authorizes the surcharge. In an order dated April 10, 1996, associated with the first six-month review of the operation of the surcharge, the Commission stated that all environmental surcharge revenues collected from the date of the April 10 order will be subject to refund, pending the final determination of the April 6, 1995, order. LG&E is contesting the legal challenges but cannot predict the outcome of this litigation. However, the amount of refunds, if any, that may ultimately be ordered, are not expected to have a material adverse effect on LG&E's financial position or results of operation.

In January 1994, LG&E implemented a Commission approved demand side management
(DSM) program that LG&E, KAG, the Jefferson County Attorney, and representatives of several customer-interest groups had filed with the Commission. LG&E committed up to $3.3 million over three years (from 1994 through 1996) for initial programs that include a residential energy conservation and education program and a commercial conservation audit program. The approved program includes a formal collaborative process to develop future DSM programs and also contains a rate mechanism that (1) provides LG&E concurrent recovery of DSM costs, (2) provides an incentive for implementing DSM programs, and (3) allows LG&E to recover revenues from lost sales associated with the DSM programs through a decoupling mechanism.

In 1996, the Commission approved the addition of six new programs that increased LG&E's commitment to DSM by approximately $4 million over the next two years.

On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889. Order 888 requires all public utilities to file Open Access Transmission Tariffs. These tariffs will allow third parties to utilize a utility's transmission assets under comparable terms and conditions as the utility. LG&E filed its Open Access Transmission Tariff on July 9, 1996, to comply with FERC's Order 888.

Order 889 requires public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). The standards of conduct require that public utilities functionally separate their transmission and wholesale power merchant functions. OASIS will allow other parties to obtain information about a utility's transmission system in the same manner that the utility's wholesale power merchant function does. OASIS ensures that relevant information is passed from the utility's transmission function to the purchaser of transmission service in a non-discriminatory manner. LG&E has made a functional separation of its transmission and wholesale power merchant function. A filing of LG&E's standards of conduct was made with the FERC on December 31, 1996. In January 1997, LG&E began operation of its OASIS system in accordance with the FERC Order.

LG&E last filed for a rate increase with the Commission in June 1990 based on the test-year ended April 30,

1990. The Commission issued a final order in September 1991 that effectively granted LG&E an annual increase in rates of $6.8 million ($6.1 million electric and $.7 million gas).

Environmental Matters

With the passage of the Clean Air Act Amendments of 1990 (the Act), LG&E already complied with the stringent sulfur dioxide emission limits required by the year 2000 as it had previously installed scrubbers on all of its coal-fired generating units. Since then, as part of its ongoing construction program, LG&E has spent $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. These expenditures are being recovered under the environmental cost recovery mechanism as more fully discussed in Note 3 of the Notes to Financial Statements under Item 8. LPI's coal-fired power plants are also equipped with scrubbers or related equipment and they meet the sulfur dioxide and nitrogen oxide limits imposed by the Act. The overall financial impact of the Act on LG&E has been minimal. However, LG&E is closely monitoring a number of significant regulatory developments. In November 1996, the United States Environmental Protection Agency (USEPA) announced its proposal to revise the National Ambient Air Quality Standards for ozone and particulate matter. In November 1996, USEPA also announced its intent to direct certain states to address long range ozone transport from Midwest emission sources which allegedly contribute to ozone problems in the Northeast. While management is unable to predict the outcome or exact impact of these ongoing regulatory proceedings, LG&E continues to be well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities.

Reference is made to Environmental under Note 16 of Notes to Financial Statements under Item 8 for a complete discussion of LG&E's environmental issues concerning its Mill Creek and Cane Run electric generating plants, manufactured gas plant sites, and certain other environmental issues.

Public Utility Regulatory Policies Act

Proposals also have been introduced in Congress to repeal all or portions of the Public Utility Regulatory Policies Act (PURPA). PURPA and its implementing regulations require, among other things, that electric utilities purchase electricity generated by qualifying cogeneration facilities at a price based on the purchasing utility's avoided costs. LPI is the partial owner of several qualifying cogeneration facilities. While the Company supports the repeal of PURPA, the Company intends to oppose any efforts to nullify existing contracts between electric utilities and qualifying cogeneration facilities. The Company is involved in proceedings before FERC regarding its Southampton cogeneration facility and in litigation with the purchasing utility of the energy from its ROVA I project. Niagara Mohawk Corporation (NIMO) has proposed to buy out the Power Purchase Agreements NIMO has with a group of independent power projects. The Rensselaer cogeneration facility, in which the Company has a 50% interest through an indirect subsidiary, is one of the projects affected by this initiative. While discussions among the projects and NIMO are continuing, the Company is not able to predict the outcome of this event. See Note 16 of the Notes to Financial Statements under Item 8.

FUTURE OUTLOOK

Big Rivers Electric Corporation

On March 19, 1997, the U.S. Bankruptcy Court selected the Company's proposal to lease all of the generating assets of Big Rivers Electric Corporation ("Big Rivers") in a court-ordered auction. Big Rivers, a Henderson, Kentucky, based power generation cooperative with 1,459 Mw of owned net generating capacity, currently is in bankruptcy proceedings. Under the terms of the Company's proposal, the Company will lease the generating assets of Big Rivers for 25 years and provide power to Big Rivers to serve its member cooperatives and their customers at reduced rates. Prior to the court-ordered auction, Pacificorp had signed a 25-year lease arrangement with Big Rivers that called for Pacificorp to pay approximately $30.1 million annually. Although the Company has not yet finalized with Big Rivers all aspects of the proposed transaction, the Company expects to provide $50 million of additional value over the Pacificorp arrangement. Pacificorp has challenged the Bankruptcy Court's decision to hold an auction. Consummation of the transaction is subject to a number of conditions, including submission of a detailed reorganization plan and approval of such a plan by the Bankruptcy Court, completion of successful negotiations with the creditors and customers of Big Rivers and receipt of certain regulatory approvals.

Argentine Natural Gas Distribution Companies Acquisitions

On February 13, 1997, the Company acquired interests in two Argentine natural gas distribution companies through its global venture unit, LG&E International Inc. (LII). LII purchased a controlling interest in Distribuidora de Gas del Centro (Centro) and acquired a minority interest in Distribuidora de Gas del Cuyana (Cuyana). Centro serves approximately 372,000 customers in Cordoba Province, Argentina; Cuyana serves approximately 305,000 customers in Mendoza Province, Argentina. The investment in these companies totaled approximately $140 million.

Electric Industry Restructuring

The Kentucky Public Service Commission (Kentucky Commission) has held a series of meetings with electric utilities operating in Kentucky to discuss the potential impact of the major restructuring of the industry that is being driven by competition and market forces. Specifically, the Kentucky Commission has indicated it wants to ensure that ratepayers in Kentucky will continue to receive the current low electric rates and high reliability and quality of service during and after the restructuring of the industry.

Topics discussed have included the regulatory treatment of potential stranded costs or benefits, the utility's historical obligation to serve, the functional separation of utilities, regulatory and legal changes that may be needed in a restructured electric industry and many other issues. These wide-ranging discussions, which are expected to continue in the future, centered around the theme of how the Kentucky Commission and utilities can best work together to benefit energy consumers in Kentucky.

LG&E is exploring steps that it can take to maintain or even improve its position as a low-cost producer of electricity and evaluating other actions, including an analysis associated with the future recovery of certain regulatory assets, that will enable the Company to continue to offer favorable electric rates to its customers.

ITEM 8. Financial Statements and Supplementary Data.

                       LG&E Energy Corp. and Subsidiaries
                        Consolidated Statements of Income
                     (Thousands of $ Except Per Share Data)

                                                                      Years Ended December 31
                                                                 1996           1995          1994
                                                                 ----           ----          ----
REVENUES:
    Energy marketing and trading .........................  $ 2,736,940  $   630,249   $     1,289
    Electric utility .....................................      607,160      571,086       559,327
    Refund - Trimble County Settlement (Note 17) .........         --        (28,300)         --
    Gas utility ..........................................      214,419      181,126       200,129
    Other ................................................       30,946       20,519        68,918
                                                            -----------  -----------   -----------
       Total revenues (Note 1) ...........................    3,589,465    1,374,680       829,663
                                                            -----------  -----------   -----------
COST OF REVENUES:
    Energy marketing and trading .........................    2,663,902      604,302         1,222
    Fuel and power purchased .............................      166,323      154,832       153,356
    Gas supply expenses ..................................      140,482      110,738       131,561
    Other ................................................       13,556       19,858        56,395
                                                            -----------  -----------   -----------
       Total cost of revenues (Note 1) ...................    2,984,263      889,730       342,534
                                                            -----------  -----------   -----------
Gross profit .............................................      605,202      484,950       487,129

OPERATING EXPENSES:
    Operation and maintenance:
       Utility ...........................................      214,786      203,284       202,123
       Energy marketing and trading and other ............       67,907       39,874        24,629
    Depreciation and amortization ........................      103,556       94,393        84,173
    Non-recurring charges (Note 8) .......................       26,330         --          48,743
                                                            -----------  -----------   -----------
       Total operating expenses ..........................      412,579      337,551       359,668
                                                            -----------  -----------   -----------
Equity in earnings of joint ventures (Note 7) ............       18,818       28,158        12,883
                                                            -----------  -----------   -----------

OPERATING INCOME .........................................      211,441      175,557       140,344

Other income and (deductions) (Note 12) ..................        3,808        5,389        13,718
Contribution to charitable foundation (Note 8) ...........         --           --          15,000
Interest charges and preferred dividends .................       53,887       53,822        48,839
                                                            -----------  -----------   -----------
Income from continuing operations before income taxes ....      161,362      127,124        90,223

Income taxes (Note 11) ...................................       57,359       44,294        33,394
                                                            -----------  -----------   -----------

INCOME FROM CONTINUING OPERATIONS ........................      104,003       82,830        56,829

Gain on sale of discontinued operations, net of income
    taxes of $35,048 (Note 6) ............................         --           --          51,805
                                                            -----------  -----------   -----------
Income before cumulative effect of change in
    accounting principle .................................      104,003       82,830       108,634

Cumulative effect of change in accounting for post-
    employment benefits, net of income taxes of $2,280 ...         --           --          (3,369)
                                                            -----------  -----------   -----------
NET INCOME ...............................................  $   104,003  $    82,830   $   105,265
                                                            ===========  ===========   ===========

Average common shares outstanding (Note 1) ...............       66,294       66,105        65,982

Earnings per share of common stock (Note 1):
    From continuing operations ...........................  $      1.57  $      1.25   $       .86
    Gain on sale of discontinued operations ..............         --           --             .79
    Cumulative effect of accounting change ...............         --           --            (.05)
                                                            -----------  -----------   -----------
       Total .............................................  $      1.57  $      1.25   $      1.60
                                                            ===========  ===========   ===========

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                (Thousands of $)

                                                                     December 31
                                                                  1996          1995
                                                                  ----          ----
ASSETS:
Current assets:
    Cash and temporary cash investments ...................    $  114,669    $   80,144
    Marketable securities (Note 9) ........................         5,815        29,060
    Accounts receivable - less reserve of $6,601 in
       1996 and $6,269 in 1995 ............................       545,729       314,153
    Materials and supplies - primarily at average cost:
       Fuel (predominantly coal) ..........................        14,576        14,996
       Gas stored underground .............................        43,258        47,530
       Other ..............................................        32,426        34,384
    Price risk management assets (Note 4) .................        86,844          --
    Prepayments and other .................................        14,255        27,245
                                                               ----------    ----------
       Total current assets ...............................       857,572       547,512
                                                               ----------    ----------

Other property and investments - less reserve:
    Investments in affiliates (Note 7) ....................       126,099       123,338
    Non-utility property and plant, net (Notes 1 and 2) ...       171,338       173,410
    Price risk management assets (Note 4) .................        36,623          --
    Other .................................................        21,465        23,720
                                                               ----------    ----------
       Total other property and investments ...............       355,525       320,468
                                                               ----------    ----------

Utility plant, at original cost:
    Electric ..............................................     2,218,577     2,160,062
    Gas ...................................................       327,116       305,609
    Common ................................................       139,516       133,189
                                                               ----------    ----------
       Gross utility plant (Note 1) .......................     2,685,209     2,598,860
    Less:  reserve for depreciation .......................       999,987       934,942
                                                               ----------    ----------
       Net utility plant ..................................     1,685,222     1,663,918
                                                               ----------    ----------
Deferred debits and other assets:
    Regulatory assets (Note 3) ............................        27,729        29,926
    Goodwill, net (Notes 1 and 2) .........................        47,318        46,501
    Other .................................................        38,526        20,595
                                                               ----------    ----------
       Total deferred debits and other assets .............       113,573        97,022
                                                               ----------    ----------
           Total assets ...................................    $3,011,892    $2,628,920
                                                               ==========    ==========
CAPITAL AND LIABILITIES:
Current liabilities:
    Long-term debt due within one year ....................    $     --      $   16,000
    Notes payable (Note 15) ...............................       158,000       173,000
    Accounts payable ......................................       528,556       287,457
    Trimble County settlement (Note 17) ...................        17,511        29,800
    Common dividends declared .............................        19,073        18,369
    Accrued taxes .........................................          --           9,812
    Accrued interest ......................................        10,338        11,372
    Price risk management liabilities (Note 4) ............       108,402          --
    Other .................................................        33,955        42,635
                                                               ----------    ----------
       Total current liabilities ..........................       875,835       588,445
                                                               ----------    ----------

Long-term debt ............................................       646,835       646,845

Deferred credits and other liabilities:
    Accumulated deferred income taxes (Notes 1 and 11) ....       288,107       233,481
    Investment tax credit, in process of amortization .....        80,040        84,037
    Accumulated provision for pensions and related benefits        44,773        48,427
    Customers' advances for construction ..................        10,033         9,251
    Regulatory liability (Note 3) .........................        77,287        88,242
    Price risk management liabilities (Note 4) ............        27,482          --
    Other .................................................        54,954        55,730
                                                               ----------    ----------
       Total deferred credits and other liabilities .......       582,676       519,168
                                                               ----------    ----------

Cumulative preferred stock ................................        95,328        95,328

Commitments and contingencies (Note 16)

Common equity .............................................       811,218       779,134
                                                               ----------    ----------

    Total capital and liabilities .........................    $3,011,892    $2,628,920
                                                               ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                (Thousands of $)

                                                                    Years Ended December 31
                                                                1996          1995          1994
                                                                ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...........................................    $ 104,003     $  82,830     $ 105,265
    Items not requiring cash currently:
       Depreciation and amortization .....................      103,556        94,393        84,173
       Deferred income taxes - net .......................       49,894        13,113        (4,502)
       Investment tax credit - net .......................       (3,997)       (4,742)       (4,619)
       Change in net price risk management assets ........      (13,913)         --            --
       Undistributed earnings of joint ventures ..........       (2,581)       16,269        (7,887)
       Cumulative effect of change in accounting principle         --            --           3,369
       Non-recurring charges .............................       26,330          --          48,743
       Gain on sale of discontinued operations ...........         --            --         (90,878)
       Other .............................................        8,267         5,351        10,698
    Change in certain net current assets:
       Accounts receivable ...............................     (231,576)     (161,649)       26,577
       Materials and supplies ............................        6,650        (8,756)        3,280
       Trimble County settlement .........................      (12,289)       29,800          --
       Accounts payable ..................................      241,099       139,991       (32,938)
       Accrued taxes .....................................       (9,812)       (5,935)        4,480
       Accrued interest ..................................       (1,034)       (2,056)          564
       Prepayments and other .............................        4,310       (22,421)       (6,596)
    Other ................................................      (38,526)       (7,106)       (4,170)
                                                              ---------     ---------     ---------
       Net cash flows from operating activities ..........      230,381       169,082       135,559
                                                              ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities ..............................      (20,625)     (204,391)     (318,450)
    Proceeds from sales of securities ....................       44,609       319,731       190,636
    Construction expenditures ............................     (115,450)     (104,527)      (96,258)
    Acquisition of LG&E Natural Inc., net of cash
       and temporary cash investments acquired (Note 2) ..         --        (146,104)         --
    Investment in affiliates (Note 7) ....................         (180)      (34,045)      (44,292)
    Proceeds from sale of discontinued operations ........         --            --         170,000
                                                              ---------     ---------     ---------
       Net cash flows from investing activities ..........      (91,646)     (169,336)      (98,364)
                                                              ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock .............................        2,293         2,711         2,025
    Issuance of bonds ....................................       49,745        39,914          --
    Redemption of preferred stock ........................         --         (22,108)         --
    Retirement of bonds ..................................      (67,013)      (43,579)         --
    Repayment of short-term borrowings ...................     (229,500)     (119,632)      (20,000)
    Short-term borrowings ................................      214,500       245,315        32,000
    Payment of common dividends ..........................      (74,235)      (71,630)      (69,190)
                                                              ---------     ---------     ---------
       Net cash flows from financing activities ..........     (104,210)       30,991       (55,165)
                                                              ---------     ---------     ---------

Change in cash and temporary cash investments ............       34,525        30,737       (17,970)

Beginning cash and temporary cash investments ............       80,144        49,407        67,377
                                                              ---------     ---------     ---------

Ending cash and temporary cash investments ...............    $ 114,669     $  80,144     $  49,407
                                                              =========     =========     =========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Income taxes ......................................    $  22,005     $  37,771     $  81,468
       Interest on borrowed money ........................       49,316        48,916        41,042

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Capitalization
                                (Thousands of $)

                                                                                                December 31
                                                                                             1996          1995
                                                                                             ----          ----
COMMON EQUITY:
    Common stock, without par value -
       Authorized 125,000,000 shares, outstanding 66,341,444
       shares in 1996 and 66,194,766 shares in 1995 (Note 13) ..................          $ 466,329     $ 463,705
    Common stock expense .......................................................             (1,259)         (928)
    Unrealized gain (loss) on marketable securities, net of income
       taxes $122 in 1996 and $328 in 1995 (Note 9) ............................                154          (573)
    Retained earnings ..........................................................            345,994       316,930
                                                                                            -------       -------
           Total common equity .................................................            811,218       779,134
                                                                                            -------       -------

CUMULATIVE PREFERRED STOCK (Note 13):
    Redeemable on 30 days notice by Louisville Gas and Electric
       Company, except $5.875 series

                                                      Shares            Current
                                                   Outstanding      Redemption Price
                                                   -----------      ----------------
$25 par value, 1,720,000 shares authorized -
   5% series ...................................     860,287         $    28.00              21,507        21,507
Without par value, 6,750,000 shares authorized -
   Auction rate ................................     500,000             100.00              50,000        50,000
   $5.875 series ...............................     250,000         Not redeemable          25,000        25,000
Preferred stock expense ........................................................             (1,179)       (1,179)
                                                                                             ------       -------
       Total cumulative preferred stock ........................................             95,328        95,328
                                                                                             ------       -------
LONG-TERM DEBT (Note 14):
    First mortgage bonds -
       Series due June 1, 1998, 6 3/4% .........................................             20,000        20,000
       Series due July 1, 2002, 7 1/2% .........................................             20,000        20,000
       Series due August 15, 2003, 6% ..........................................             42,600        42,600
       Pollution control series:
           K due December 1, 2016, 7 1/4% ......................................               --          27,500
           L due December 1, 2016, 7 1/4% ......................................               --          22,500
           N due February 1, 2019, 7 3/4% ......................................             35,000        35,000
           O due February 1, 2019, 7 3/4% ......................................             35,000        35,000
           P due June 15, 2015, 7.45% ..........................................             25,000        25,000
           Q due November 1, 2020, 7 5/8% ......................................             83,335        83,335
           R due November 1, 2020, 6.55% .......................................             41,665        41,665
           S due September 1, 2017, variable ...................................             31,000        31,000
           T due September 1, 2017, variable ...................................             60,000        60,000
           U due August 15, 2013, variable .....................................             35,200        35,200
           V due August 15, 2019, 5 5/8% .......................................            102,000       102,000
           W due October 15, 2020, 5.45% .......................................             26,000        26,000
           X due April 15, 2023, 5.90% .........................................             40,000        40,000
                                                                                         ----------    ----------
              Total first mortgage bonds .......................................            596,800       646,800
    Pollution control bonds (unsecured) -
       Jefferson County due September 1, 2026, variable                                      22,500          --
       Trimble County due September 1, 2026, variable                                        27,500          --
                                                                                         ----------    ----------
           Total unsecured long-term debt ......................................             50,000          --
                                                                                         ----------    ----------
              Total long-term bonds ............................................            646,800       646,800
    Unamortized premium on bonds ...............................................                 35            45
                                                                                         ----------    ----------
       Total long-term debt ....................................................            646,835       646,845
                                                                                         ----------    ----------
           Total capitalization ................................................         $1,553,381    $1,521,307
                                                                                         ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Retained Earnings
                                (Thousands of $)

                                                                 Years Ended December 31
                                                               1996        1995        1994
                                                               ----        ----        ----
Balance January 1 .......................................    $316,930    $307,072    $271,606
Add net income ..........................................     104,003      82,830     105,265
Deduct: Cash dividends declared on common stock
           ($1.13 per share in 1996, $1.0925 in 1995, and
           $1.0575 in 1994) .............................      74,939      72,253      69,799
           Preferred stock redemption expense ...........        --           719        --
                                                             --------    --------    --------

Balance December 31 .....................................    $345,994    $316,930    $307,072
                                                             ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of LG&E Energy Corp., Louisville Gas and Electric Company (LG&E), LG&E Energy Systems Inc. (Energy Systems) and LG&E Gas Systems Inc. (Gas Systems) and their respective wholly-owned subsidiaries, collectively referred to herein as the "Company." All significant intercompany items and transactions have been eliminated from the consolidated financial statements. Certain reclassification entries have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation with no impact on previously reported earnings. The Company is exempt from regulation as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

Cash and Temporary Cash Investments. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments are carried at cost, which approximates fair value.

Gas Stored Underground. The costs of natural gas inventories are included in gas stored underground in the balance sheets as of December 31, 1996, and 1995. Utility and non-utility gas inventories were $36 million and $7 million, respectively, at December 31, 1996, and $32 million and $16 million, respectively, at December 31, 1995. LG&E accounts for gas inventories using the average-cost method. Non-utility gas inventories are stated at the lower of average cost or market.

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

Depreciation and Amortization. Utility depreciation is provided on the straight-line method over the estimated service lives of depreciable plant. The amounts provided for LG&E in 1996 and 1995 were 3.3%

(3.2% electric, 3.3% gas, and 6% common); and for 1994, 3.3% (3.2% electric, 3.3% gas, and 5% common). Depreciation of non-utility plant and equipment is based on the straight-line method over periods ranging from 3 to 25 years. Intangible assets have been allocated to the subsidiaries' lines of business and are being amortized over periods ranging from 7 to 40 years.

Financial Instruments. The Company uses financial instruments associated with its energy trading and price risk management activities which are accounted for using the mark-to-market method.

The Company also uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt, and it uses exchange-traded U.S. Treasury note and bond futures to hedge its exposure to fluctuations in the value of its investments in the preferred stocks of other companies. Gains and losses on interest-rate swaps used to hedge interest rate risk are reflected in interest charges monthly. Gains and losses on U.S. Treasury note and bond futures used to hedge investments in preferred stocks are initially deferred and classified as unrealized losses on marketable securities in common equity and then charged or credited to other income and deductions when the securities are sold. See Note 4, Price Risk Management and Financial Instruments.

Debt Premium and Expense. Utility debt premium and expense are amortized over the lives of the related debt issues, consistent with regulatory practices.

Deferred Income Taxes. Deferred income taxes have been provided for all material book-tax temporary differences.

Investment Tax Credits. Investment tax credits resulted from provisions of the tax law that permitted a reduction of the Company's tax liability based on credits for certain construction expenditures. Deferred investment tax credits are being amortized to income over the estimated lives of the related property that gave rise to the credits.

Common Stock. Effective April 15, 1996, the outstanding shares of the Company's common stock were split on a two-for-one basis. The new shares were issued to shareholders of record on April 1, 1996. Prior period shares, dividends, and earnings per share of common stock have been restated to reflect the stock split.

Revenue Recognition. Effective January 1, 1996, the Company adopted the mark-to-market method of accounting for its energy trading and price risk management activities conducted by LG&E Natural Inc. (LG&E Natural) and LG&E Power Inc. (LPI). Under mark-to-market accounting, the Company's electric power and natural gas trading contracts, including both physical transactions and financial instruments, are recorded at market value, net of future servicing costs and reserves. The market prices used to value these transactions reflect management's best estimates considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors of the underlying commitments. The values are adjusted to reflect the potential impact of liquidating a position in an orderly manner over a reasonable period of time under present market conditions.

Changes in the market value of the contract portfolio resulting from newly originated transactions and price movements are recognized as energy marketing and trading revenues in the period of the change. The resultant unrealized gains and losses and related reserves are recorded as price risk management assets and liabilities.

The Company's prior method of accounting recognized gains and losses when the underlying physical commodity was delivered. This change in accounting was made to more fairly present the current results of the Company's operations and to recognize value creation as contracts are finalized. The effect of this change was immaterial for prior periods and increased 1996 Energy Marketing and Trading revenues and income from operations by $26.2 million ($15.3 million after tax).

Utility revenues are recorded based on service rendered to customers through month end. LG&E accrues an estimate for unbilled revenues from each meter reading date to the end of the accounting period. Under an agreement approved by the Public Service Commission of Kentucky (Kentucky Commission or Commission), LG&E has implemented a demand side management program and a "decoupling mechanism," which allows LG&E to recover a predetermined level of revenue on electric and gas residential sales. See Management's Discussion and Analysis, Rates and Regulation, for further discussion. The Company recognized revenues from non-utility construction activities using the percentage of completion method of accounting.

Fuel and Gas Costs. The cost of fuel for electric generation is charged to expense as used, and the cost of gas supply is charged to expense as delivered to the distribution system.

Management's Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent items at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 16, Commitments and Contingencies, for a further discussion.

New Accounting Pronouncements.

Stock-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation in the first quarter of 1996. It elected to continue to account for its stock-based compensation plans using the intrinsic-value method. If the Company had used the fair-value method to account for its plans, net income and earnings per share for all years presented would not have differed materially from reported amounts.

Long-Lived Assets. The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) in the first quarter of 1996. This new standard requires that long-lived assets and certain intangibles be reviewed for impairment and possible write-down to fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has performed these impairment reviews on certain long-lived assets and has determined their carrying amounts to be recoverable. Management continues to monitor current and anticipated future operating conditions, legal requirements and regulatory environment for circumstances that may trigger potential asset impairments.

Transfers and Extinguishments. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125), effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company plans to adopt the provisions of SFAS No. 125 in the first quarter of 1997. The Company does not expect the adoption of SFAS No. 125 to have a material adverse impact on its financial position or results of operation.

Environmental Remediation. Effective January 1, 1997, the Company will adopt the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. This statement provides authoritative guidance for recognition, measurement, and disclosure of environmental remediation liabilities in financial statements. Due to the Company's previous recognition of this type of liability, adoption is not expected to have a material impact on its financial position or results of operation. See Note 16, Commitments and Contingencies, for a further discussion on the Company's environmental commitments and contingencies.

Note 2 - Acquisitions

Argentine Natural Gas Distribution Companies. On February 13, 1997, the Company acquired interests in two Argentine natural gas distribution companies through its global venture unit, LG&E International Inc. (LII). LII purchased a controlling interest in Distribuidora de Gas del Centro and acquired a minority interest in Distribuidora de Gas del Cuyana. The investment in these companies totaled approximately $140 million.

LG&E Natural Inc. On May 15, 1995, Gas Systems acquired all of the outstanding common stock of Hadson Corporation, now known as LG&E Natural Inc., a company engaged in natural gas marketing, gathering and processing, for $143 million, plus transaction-related costs and expenses. The Company accounted for the acquisition as a purchase, and the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. Approximately $33.4 million of goodwill was recorded at the time of purchase. In 1996, after final determination of liabilities assumed and asset fair values, the Company increased this amount to $37 million.

A summary of the fair values of the net assets acquired follows (in thousands of $):

      Fair value of assets acquired                               $277,059
      Liabilities assumed                                          133,948
                                                                  --------
      Cash paid, excluding transaction costs                       143,111
      Cash and cash equivalents acquired                             4,924
                                                                  --------
      Net cash paid, excluding transaction costs                   138,187
      Transaction costs                                              7,917
                                                                  --------
      Net cash paid                                               $146,104
                                                                  ========

LG&E Natural's revenues, cost of revenues, and operating expenses since the date of acquisition are classified as Energy Marketing and Trading in the 1996 and 1995 Statements of Income. LG&E Natural's operations did not have a material impact on consolidated gross profit or operating income in 1995.

LG&E Natural's property and equipment is included in the balance sheet under Non-utility property and plant.

Note 3 - Utility Rates and Regulatory Matters

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

                                                      1996         1995
                                                      ----         ----

      Unamortized loss on bonds                     $ 17,162     $ 16,443
      Unamortized extraordinary retirements            4,087        6,935
      Manufactured gas sites                           3,244        3,220
      Other                                            3,236        3,328
                                                    --------     --------
      Total regulatory assets                         27,729       29,926
      Deferred income taxes - net                    (77,287)     (88,242)
                                                    --------     --------
      Regulatory assets and liabilities - net       $(49,558)    $(58,316)
                                                    ========     ========

Substantially all of LG&E's regulatory assets are being recovered through rates charged to customers. LG&E expects to seek regulatory approval to recover any remaining regulatory assets in its next general rate case.

Environmental Cost Recovery. On April 6, 1995, in response to an application filed by LG&E, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995 and $2.4 million in 1996. The surcharge became effective May 1, 1995.

An appeal of the Commission's April 6 order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. LG&E is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations. See Rates and Regulation under Management's Discussion and Analysis for a further discussion.

Note 4 - Price Risk Management and Financial Instruments

Price Risk Management. The Company engages in price risk management activities related to electricity and natural gas. In addition to the purchase and sale of these physical commodities, the following instruments are utilized by the
Company: forward contracts which commit the Company to purchase or sell energy in the future; swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed price and index-based price for the underlying commodity; written and purchased options settled in delivery of the underlying commodity; exchange traded and over-the-counter futures and options contracts; as well as tolling and other contractual arrangements.

The availability and use of these types of contracts allow the Company to manage and hedge its contractual commitments, reduce its exposure relative to the volatility of cash market prices, and take advantage of selected arbitrage opportunities via open positions. The Company is also able to secure additional sources of physical supply or create additional markets for existing supply through the use of exchange for physical (EFP) transactions allowed by the New York Mercantile Exchange.

The notional amounts and terms of such contracts held by the Company at December 31, 1996, in which the Company receives or pays a fixed price for the underlying commodity are as follows:

                                                  Fixed         Fixed    Maximum
                                   Unit of        Price         Price    Term in
      Product                      Measure        Payor      Receiver      Years
      -------                      -------        -----      --------      -----

      Electricity         Thousands of Mwh       63,481        60,696         10
      Natural gas         Millions of MBtu    1,147,990     1,117,732          3

The weighted average term of the Company's natural gas price risk management contracts as of December 31, 1996 was approximately eight months. The weighted average term of the Company's electric power price risk management contracts at that date was approximately one year.

The Company will at times create a net open position or allow a net open position to continue when it believes that future changes in prices will make the positions profitable. These net open positions could result in losses for the Company if prices do not move in the manner or direction expected. The Company has established trading policies designed to limit the Company's exposure to price risk, and it continually monitors and reviews these policies to ensure they are responsive to changing business conditions. Based on the Company's net positions at December 31, 1996, a 3% movement in electric and natural gas market prices would have affected net income by approximately $4.6 million.

The fair value of the price risk management assets and liabilities as of December 31, 1996 and the average fair value of those instruments held during the year are set forth below (in thousands of $):

                                                                                 Average Fair
                                                   Fair Value                    Value for the
                                                      as of                       Year Ended
                                                    12/31/96                       12/31/96

                                             Assets     Liabilities        Assets       Liabilities
                                             ------     -----------        ------       -----------
      By Counterparty:
      Marketers                            $ 56,148        $ 77,931       $45,897           $47,719
      Energy producers                       40,729           9,322        20,373             5,856
      Financial institutions                 10,505          21,366        10,292            13,394
      Industrial and commercial users         3,390           2,308         1,589             1,045
      Gas transmission companies                 70           2,204            68             1,382
      Other                                  12,625          15,512        11,721             8,696
                                           --------       ---------        ------             -----

      Total                                 123,467         128,643       $89,940           $78,092
                                                                          =======           =======
      Reserves                                 --            7,241
                                           --------       ---------

      Net values                           $123,467        $135,884
                                           ========        ========

The values assigned to the Company's price risk management assets and liabilities reflect quotes from exchanges and over-the-counter markets, use of established pricing models, the time value of money, and price volatility factors. They also reflect counterparty credit risk, location differentials, and the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

The Company maintains policies intended to minimize counterparty credit risk. With respect to the Company's price risk management assets, commitments with 35 customers represent approximately 70% of these assets at December 31, 1996.

Other Financial Instruments. At December 31, 1996, the Company had a short position in U.S. Treasury note and bond futures contracts with notional amounts totaling $3 million. These contracts are used to hedge price risk associated with certain marketable securities and mature in March 1997.

At December 31, 1996, the Company was a party to six interest-rate swap agreements. Two of the swaps have notional amounts of $15 million each, and the Company uses them to hedge its exposure to changes in the interest rates paid on $30 million of LG&E's Pollution Control Bonds, Variable Rate Series, due September 1, 2017. One of these swaps will mature in September 1997, and the other in September 1999. The Company paid interest at average fixed rates on the swaps of 4.55% in 1996, 1995, and 1994, and received interest at average variable rates based on the JJ Kenny Index of 3.46% in 1996, 3.87% in 1995, and 2.84% in 1994.

The Company entered into the other four swaps in the first quarter of 1996 to hedge some of its notes payable. The notional amounts on these swaps total $75 million, and they mature at various times from February 1997 through April 1997. In 1996, the Company paid an average fixed rate on the swaps of 4.94% and received an average variable rate based on the three-month London Interbank offered rate of 5.46%.

The Company entered into two additional interest-rate swaps in January 1997 to hedge some of its notes payable. The notional amounts on these swaps total $50 million, and they mature in November 1997 and January 1998. The Company will pay an average fixed rate on the swaps of 5.82%. The average variable receive rate is based on the three-month London Interbank offered rate and currently equals 5.59%.

The cost and estimated fair values of the Company's financial instruments (excluding the fair values of the Company's price risk management assets and liabilities) used for non-trading as of December 31, 1996 and 1995 follow (in thousands of $):

                                                1996                      1995
                                                ----                      ----
                                                        Fair                      Fair
                                           Cost        Value         Cost        Value
      Marketable securities            $  5,539    $   5,815     $ 29,961    $  29,060
      Long-term investments:
        Not practicable to estimate
           fair value                     4,156        4,156        4,083        4,083
      Preferred stock subject
        to mandatory redemption          25,000       24,938       25,000       25,000
      Long-term debt                    646,800      662,721      662,800      688,977
      U.S. Treasury note and
        bond futures                       --             10         --           (187)
      Interest rate swaps                  --           (192)        --           (522)

All of the above valuations reflect prices quoted by exchanges except for the swaps and the long-term investments. The fair values of the swaps reflect price quotes from dealers or amounts calculated using accepted pricing models. The fair values of the long-term investments reflect cost, since the Company cannot reasonably estimate fair value.

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

LG&E's customer receivables and gas and electric revenues arise from deliveries of natural gas to approximately 277,000 customers and electricity to approximately 351,000 customers in Louisville and adjacent areas in Kentucky. For the year ended December 31, 1996, 74% of total utility revenue was derived from electric operations and 26% from gas operations.

The financial position and results of operations of the domestic joint ventures described in Note 7, Investments in Joint Ventures, and Note 16, Commitments and Contingencies, are dependent upon the continuation of long-term power sales contracts with neighboring utilities.

Refer to Note 4, Price Risk Management and Financial Instruments, for a discussion of concentrations relating to price risk management activities.

LG&E's operation and maintenance employees are members of the International Brotherhood of Electrical Workers (IBEW) Local 2100 which represents approximately one-half of the Company's workforce. LG&E's collective bargaining agreement with IBEW employees expires in November 1998.

Note 6 - Discontinued Operations

In January 1994, the Company sold its 36.5% partnership interest in Natural Gas Clearinghouse (NGC) for $170 million. The transaction resulted in an after-tax gain of approximately $52 million. The Company's interest in NGC was acquired in 1992 at a cost of approximately $70 million and was accounted for as a purchase.

Note 7 - Investments in Joint Ventures

The Company's investments in joint ventures reflect interests in general partnerships and foreign entities held by LPI and LII in electric power and steam producing plants. These investments are accounted for using the equity method.

The fuel type, ownership percentages and carrying amounts of the joint ventures as of December 31, 1996 are summarized below (in thousands of $):

                                                                              Carrying
                                                       Fuel Type   % Owned      Amount
                                                       ---------   -------      ------
      LG&E Westmoreland - Southampton                       Coal        50    $ 14,758
      LG&E Westmoreland - Altavista                         Coal        50      11,704
      LG&E Westmoreland - Hopewell                          Coal        50      10,591
      LG&E Westmoreland - Rensselaer                 Natural Gas        50      10,052
      Westmoreland - LG&E Partners                          Coal        50      28,581
      Windpower Partners 1993                               Wind        50      22,766
      Windpower Partners 1994                               Wind        25       4,996
      Central Termica San Miguel de Tucuman, S.A     Natural Gas        33      18,198
      KW Tarifa, S.A                                        Wind        46       4,453
                                                                              --------

      Total                                                                   $126,099

With respect to the first seven projects listed above, certain of the Company's partners (or affiliates of such partners) are in bankruptcy proceedings. See
Note 16, Commitments and Contingencies.

The Company's carrying amount exceeded the underlying equity in joint ventures by $25.3 million and $26.4 million at December 31, 1996, and 1995, respectively. This difference, which is being amortized, represents adjustments to reflect the fair value of the underlying net assets acquired in 1991, in conjunction with the purchase of LPI, and related goodwill.

In August 1995, LPI redeemed its 50% ownership interest in UC Operating Services
(UCOS), a partnership with Constellation Energy, Inc. formed to provide operation and maintenance services to independent power production facilities. LPI purchased for $3.2 million the existing operation and maintenance contracts and certain net assets relating to the facilities in which they also have an ownership interest. The operation and maintenance contracts have remaining terms ranging from 20 to 23 years. LPI is amortizing consideration paid for the contracts over a similar period.

In June 1995, Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro, two partnerships which were 17%-owned by LPI, sold power purchase contracts to Bangor Hydro-Electric Company. Subsequent to the sale, the partnerships reduced the carrying amounts of their remaining assets to estimated net realizable value. Equity in Earnings of Joint Ventures in the Company's Statement of Income for 1995 includes $9.7 million representing LPI's interest in the gains on the sales. In October 1996, the plants were sold to a third party and the Company's interests in the partnerships were liquidated.

Note 8 - Non-Recurring Charges

In the fourth quarter of 1996, LG&E Natural discovered that a marketer in its Calgary, Alberta, office had engaged in unauthorized transactions, resulting in significant losses in the Company's Canadian natural gas marketing business. The Company recorded an expense of $17.1 million (U.S.) after income taxes to reflect the losses. The activities of the marketer, which occurred primarily within the last weeks prior to discovery, included creating unsupported purchase and sales agreements. Management believes it has taken appropriate steps necessary to mitigate the likelihood of these events recurring. The Company is pursuing criminal and civil actions associated with this event. See Note 16, Commitments and Contingencies. Also, LG&E Natural's insurance carrier has been notified of the Company's intent to pursue claims under the Company's blanket crime policy, which covers certain losses up to $10 million per event.

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

In the first quarter of 1994, the Board of Directors of the Company approved the formation of a tax-exempt charitable foundation (Foundation) that makes charitable contributions to qualified persons and entities. In 1994, the Company recorded a pre-tax charge against income and made an irrevocable payment of $15 million to fund the Foundation. The Foundation is exempt from Federal income tax under the Internal Revenue Code.

Note 9 - Marketable Securities

The Company's marketable securities have been determined to be "available-for-sale" under the provisions of Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Proceeds from sales of available-for-sale securities in 1996 were approximately $44.6 million, which resulted in realized gains of approximately $.5 million and losses of approximately $1.4 million, calculated using the specific identification method. Proceeds from sales of available-for-sale securities in 1995 were approximately $319.7 million, which resulted in realized gains of approximately $3.4 million and losses of approximately $6.9 million.

Approximate cost, fair value, and other required information about the Company's available-for-sale securities by major security type as of December 31, 1996 and 1995, follow (in thousands of $):

                                                              Fixed
                                                Equity       Income        Total
                                                ------       ------        -----
      1996:
      Cost                                     $ 4,833     $    706     $  5,539
      Unrealized gains                           2,109         --          2,109
      Unrealized losses                         (1,789)         (44)      (1,833)
                                               -------     --------     --------
      Fair values                              $ 5,153     $    662     $  5,815
                                               =======     ========     ========
      Fair values:
        No maturity                            $ 4,255     $   --       $  4,255
        Contractual maturities:
           Less than one year                      898         --            898
           One to five years                      --           --           --
           Five to ten years                      --           --           --
           Over ten years                         --            662          662
           Not due at a single maturity date      --           --           --
                                               -------     --------     --------
      Total fair values                        $ 5,153     $    662     $  5,815
                                               =======     ========     ========
      1995:
      Cost                                     $ 9,187     $ 20,774     $ 29,961
      Unrealized gains                              58            4           62
      Unrealized losses                           (312)        (651)        (963)
                                               -------     --------     --------
      Fair values                              $ 8,933     $ 20,127     $ 29,060
                                               =======     ========     ========
      Fair values:
        No maturity                            $ 8,222     $   --       $  8,222
        Contractual maturities:
           Less than one year                      711        6,424        7,135
           One to five years                      --          9,283        9,283
           Five to ten years                      --            831          831
           Over ten years                         --          2,912        2,912
           Not due at a single maturity date      --            677          677
                                               -------     --------     --------
      Total fair values                        $ 8,933     $ 20,127     $ 29,060
                                               =======     ========     ========

Note 10 - Pension Plans and Retirement Benefits

Pension Plans. The Company has two non-contributory, defined-benefit pension plans, that cover eligible employees of the LG&E Energy Corp. corporate staff and LG&E. Retirement benefits are based on the employee's years of service, age at retirement and compensation. The Company's policy is to fund annual actuarial costs, up to the maximum amount deductible for income tax purposes, as determined under the frozen entry age actuarial cost method. The assets of the plans consist primarily of common stocks, corporate bonds and United States government securities.

The Company also has supplemental executive retirement plans that cover eligible officers of the Company. The plans provide retirement benefits based on average earnings during the final three or five years prior to retirement, reduced by social security benefits, any pension benefits received from plans of prior employers, and by amounts received under the pension plans mentioned in the preceding paragraph. For LPI officers, retirement benefits are reduced by an equivalent pension amount derived from contributions to their 401(k) savings plan.

Pension costs were $5,403,000 for 1996, $5,768,000 for 1995, and $4,996,000 for
1994, of which approximately $751,000, $761,000, and $693,000, respectively, was charged to construction.

The components of periodic pension expense are shown below (in thousands of $):

                                                            1996         1995         1994
                                                            ----         ----         ----
      Service cost - benefits earned during the period    $  5,566     $  4,805     $  5,134
      Interest cost on projected benefit obligation         17,276       14,761       13,377
      Actual return on plan assets                         (32,250)     (46,107)        (494)
      Amortization of transition asset                      (1,079)      (1,079)      (1,079)
      Net amortization and deferral                         15,890       33,388      (11,942)
                                                          --------     --------     --------
        Net pension cost                                  $  5,403     $  5,768     $  4,996
                                                          ========     ========     ========

The funded status of the pension plans at December 31 is shown below (in thousands of $):

                                                                  1996          1995
                                                                  ----          ----
      Actuarial present value of accumulated plan benefits:
           Vested                                              $ 182,490     $ 169,812
           Non-vested                                             21,770         9,807
                                                               ---------     ---------
           Accumulated benefit obligation                        204,260       179,619
           Effect of projected future compensation                33,417        33,741
                                                               ---------     ---------
           Projected benefit obligation                          237,677       213,360
           Plan assets at fair value                             240,733       209,931
                                                               ---------     ---------
           Plan assets in excess of (less than)
              projected benefit obligation                         3,056        (3,429)
           Unrecognized net transition asset                     (10,088)      (11,166)
           Unrecognized prior service cost                        45,064        29,434
           Unrecognized net gain                                 (65,009)      (42,937)
                                                               ---------     ---------

      Accrued pension liability                                $ (26,977)    $ (28,098)
                                                               =========     =========

The assumptions used in determining the actuarial valuations are as follows:

                                                           1996             1995
                                                           ----             ----

      Assumed discount rate to determine
        projected benefit obligation                      7.75%            7.50%
      Assumed long-term rate of return
        on plan assets                                    8.50%            8.50%
      Assumed annual rate of increase in
        future compensation levels                2.00% - 4.25%    3.50% - 4.00%

Post-Retirement Benefits. The Company provides certain health care and life insurance benefits for eligible retired employees. Post-retirement health care benefits are subject to a maximum amount payable by the Company. The Company accrues for the expected cost of post-retirement benefits other than pensions during the employee's years of service with the Company. The discounted present value of the post-retirement benefit obligation at the date of adoption is being amortized over 20 years.

Post-retirement benefit costs are shown below (in thousands of $):

                                                  1996      1995      1994
                                                  ----      ----      ----

      Service cost                              $  803    $  614    $  647
      Interest cost                              2,994     2,717     2,400
      Amortization of transition obligation      1,341     1,341     1,341
      Amortization of prior service cost           332      --        --
                                                ------    ------    ------

      Post-retirement benefit cost              $5,470    $4,672    $4,388
                                                ======    ======    ======

The accumulated post-retirement benefit obligation at December 31 is shown below (in thousands of $):

                                                            1996          1995
                                                            ----          ----

      Retirees                                          $(18,568)    $(19,965)
      Fully eligible active employees                     (4,837)      (2,780)
      Other active employees                             (16,819)     (15,267)
                                                        --------     --------
      Accumulated post-retirement benefit obligation     (40,224)     (38,012)
      Plan assets at fair value                            2,297         --
      Unrecognized prior service cost                      3,788         --
      Unrecognized transition obligation                  21,452       22,793
      Unrecognized net loss                                  500        3,513
                                                        --------     --------
      Accrued post-retirement benefit liability         $(12,187)    $(11,706)
                                                        ========     ========

The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 7.75% for 1996 and 7.5% for 1995. Assumed compensation increases for projected life insurance benefits for affected groups was 4% for 1996 and 1995. An assumed health care cost trend rate of 10% was assumed for 1996, gradually decreasing to 5% in eight years and thereafter.

A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by approximately $2 million and the annual service and interest cost by approximately $200,000. In 1996, the Company began funding certain liabilities for post-retirement benefits through a tax-deductible funding vehicle. The plan assets are being held in two voluntary employee benefit association (VEBA) trusts and are invested primarily in short-term United States government securities.

Thrift Savings Plans. The Company has Thrift Savings Plans under Section 401(k) of the Internal Revenue Code. Under these plans, eligible employees may defer and contribute to the plan a portion of current compensation in order to provide future retirement benefits. The Company makes contributions to the plans by matching a portion of employee's contributions. These costs were approximately $2.9 million for 1996, $3.1 million for 1995, and $3.3 million for 1994.

Note 11 - Federal and State Income Taxes

Components of income tax expense from continuing operations are shown in the table below (in thousands of $):

                                                 1996         1995         1994
                                                 ----         ----         ----

      Included in Income Taxes:
        Current - federal                    $ 18,193     $ 32,526     $ 33,483
                - state                        (6,731)       3,397        9,032
        Deferred- federal - net                34,246        8,943       (4,560)
                - state - net                  15,648        4,170           58
      Deferred investment tax credit              409         --           --
      Amortization of investment tax credit    (4,406)      (4,742)      (4,619)
                                             --------     --------     --------

      Total                                  $ 57,359     $ 44,294     $ 33,394
                                             ========     ========     ========

Net deferred tax liabilities resulting from book-tax temporary differences are shown below (in thousands of $):

                                                        1996          1995
                                                        ----          ----

      Deferred tax liabilities:
        Depreciation and other
           plant-related items                      $403,934      $375,963
        Other liabilities                             29,568        11,990
                                                    --------      --------
                                                     433,502       387,953
                                                    --------      --------
      Deferred tax assets:
        Investment tax credit                         32,306        33,919
        Income taxes due to customers                 31,195        32,363
        Net operating loss carryforward               22,857        20,956
        Deferred income                               13,430        13,179
        Accrued liabilities not currently
           deductible and other                       45,607        54,055
                                                    --------      --------
                                                     145,395       154,472
                                                    --------      --------

      Net deferred income tax liability             $288,107      $233,481
                                                    ========      ========

Net operating loss carryforwards related to the LG&E Natural acquisition total $121 million at December 31, 1996. These carryforwards, which expire in 1997 through 2009, are subject to an annual limitation of approximately $5.5 million under Sections 382 and 383 of the Internal Revenue Code, and realization is dependent upon generating sufficient taxable income prior to their expiration. At December 31, 1996 and 1995, the Company recorded valuation allowances of $25.6 million and $29.5 million, respectively, related to these deferred tax assets. Unamortized goodwill will be reduced if unrecorded net operating loss carryforwards are realized.

A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective income tax rate for continuing operations follows:

                                                       1996      1995      1994
                                                       ----      ----      ----

      Statutory federal income tax rate               35.0%     35.0%     35.0%
      State income taxes net of federal benefit        6.2       5.0       6.2
      Investment and other tax credits                (3.9)     (4.7)     (5.6)
      Reduction of taxes provided in prior years      (3.0)     (1.3)       --
      Other differences - net                           .3       (.8)      (.8)
                                                      ----      ----      ----

      Effective income tax rate                       34.6%     33.2%     34.8%
                                                      ====      ====      ====

Note 12 - Other Income and Deductions

Other income and deductions consisted of the following at December 31 (in thousands of $):

                                                  1996         1995        1994
                                                  ----         ----        ----

      Fee income (expense)                    $  --       $   --       $  6,092
      Losses on securities - net                 (953)      (3,465)      (2,138)
      Interest and dividend income              5,965       10,195       11,690
      Gains on fixed asset disposals - net        (36)       1,089        1,772
      Donations                                  (361)        (356)      (1,285)
      Other                                      (807)      (2,074)      (2,413)
                                              -------     --------     --------

      Total other income and (deductions)     $ 3,808     $  5,389     $ 13,718
                                              =======     ========     ========

Note 13 - Capital Stock

Effective April 15, 1996, the outstanding shares of the Company's common stock were split on a two-for-one basis. In addition, the Company's shareholders approved an increase in the Company's authorized shares from 75,000,000 to 125,000,000 on April 23, 1996. Prior period shares of common stock have been restated in the financial statements and in this note to reflect the stock split.

Changes in shares of common stock outstanding are shown in the table below (in thousands):

                                                1996       1995       1994
                                                ----       ----       ----

      Outstanding January 1                   66,195     66,032     65,912
      Issues under the Employee
        Common Stock Purchase
        Plan (1996, $1,457;
        1995, $1,354; 1994, $1,377)               77         80         82
      Issues under the Omnibus
        Long-Term Incentive Plan
        (1996, $1,167; 1995, $1,371;
        1994, $663)                               69         83         38
                                              ------     ------     ------

      Outstanding December 31                 66,341     66,195     66,032
                                              ======     ======     ======

The Company has a Long-Term Incentive Plan, under which nonqualified stock options, performance units and stock appreciation rights have been granted to key personnel. A total of 2,699,250 shares of common stock have been reserved for issuance under the plan. Directors of the Company receive stock options pursuant to the Stock Option Plan for Non-Employee Directors. A total of 500,000 shares of common stock have been reserved for issuance under this plan. Each option entitles the holder to acquire one share of the Company's stock no earlier than one year from the date granted. The options are granted at market value and generally expire 10 years from the date granted. Performance units are paid out on a three year rolling basis in 50% stock and 50% cash based on Company performance.

A summary of the status of the Company's nonqualified stock options follows:

                                     Out-        Exer-        Option Price
                                 standing      cisable           per Share
                                 --------      -------           ---------

      As of December 31, 1993     307,766      153,756     $12.93 - $19.60
        Options granted and
           exercisable            240,630      154,010     $15.28 - $19.60
        Options exercised         (32,094)     (32,094)    $12.93 - $18.02
        Options cancelled         (31,774)     (19,090)    $15.28 - $19.60
                                 --------     --------     ---------------

      As of December 31, 1994     484,528      256,582     $12.93 - $19.60
        Options granted and
           exercisable            150,690      137,946     $18.08 - $19.71
        Options exercised         (60,522)     (60,522)    $12.93 - $19.30
        Options cancelled         (61,146)      (1,620)    $18.69 - $19.71
                                 --------     --------     ---------------

      As of December 31, 1995     513,550      332,386     $12.93 - $19.71
        Options granted and
           exercisable            415,348      158,914     $18.69 - $21.22
        Options exercised         (48,226)     (48,226)    $12.93 - $19.71
        Options cancelled         (16,328)        --       $19.71 - $21.22
                                 --------     --------     ---------------

      As of December 31, 1996     864,344      443,074     $12.93 - $21.22
                                 ========     ========     ===============

Common stock equivalents resulting from the options granted under both the Long-Term Plan and the Directors' Plan would not have a material dilutive effect on reported earnings per share.

The Company has a Shareholders Rights Plan designed to protect shareholders' interests in the event the Company is ever confronted with an unfair or inadequate acquisition proposal. Pursuant to the plan, each share of common stock has one-third of a "right" entitling the holder to purchase from the Company one one-hundredth of a share of new preferred stock of the Company under certain circumstances. The holders of the rights will, under certain conditions, also be entitled to purchase either shares of common stock of LG&E Energy Corp. or common stock of the acquirer at a reduced percentage of market value. The rights will expire in the year 2000.

In December 1995, LG&E redeemed the 858,128 outstanding shares of its 7.45% Cumulative Preferred Stock with a par value of $25 per share at a redemption price of $25.75 per share.

Note 14 - First Mortgage Bonds and Pollution Control Bonds

Annual requirements for the sinking funds of LG&E's First Mortgage Bonds (other than the First Mortgage Bonds issued in connection with the Pollution Control Bonds) are the amounts necessary to redeem 1% of the highest principal amount of each series of bonds at any time outstanding. Property additions (166 2/3% of principal amounts of bonds otherwise required to be so redeemed) have been applied in lieu of cash. It is the intent of LG&E to apply property additions to meet 1997 sinking fund requirements of the First Mortgage Bonds.

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

In October 1996, LG&E issued $22.5 million of Jefferson County, Kentucky, and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. Interest rates for these bonds were 3.60% and 3.57%, respectively, as of December 31, 1996. In December 1996, the proceeds from the bonds were used to redeem the outstanding 7.25% Series of Jefferson County and Trimble County Pollution Control Bonds due December 1, 2016.

On June 1, 1996, LG&E's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired by the Company.

In April 1995, LG&E issued $40 million of Jefferson County, Kentucky, Pollution Control Bonds, 5.90% Series, due April 15, 2023. The proceeds of the bonds were used to redeem the outstanding 9.25% Series of Pollution Control Bonds due July 1, 2015.

LG&E's First Mortgage Bonds, 6.75% Series of $20 million is scheduled to mature in 1998. There are no scheduled maturities of Pollution Control Bonds for the five years subsequent to December 31, 1996. The Company has no cash sinking fund requirements.

Note 15 - Notes Payable

Energy Systems had notes payable of $47 million at December 31, 1996, and 1995, at weighted average interest rates of 5.83% and 6.13%, respectively. Gas Systems had notes payable of $111 million and $126 million at a weighted average interest rate of 5.83% and 5.98%, respectively, at December 31, 1996 and 1995. LG&E Energy Corp. and LG&E had no notes payable at December 31, 1996, and 1995.

At December 31, 1996, lines of credit were in place totaling $590 million ($200 million for LG&E, $150 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.), for which the companies pay commitment or facility fees. Unused capacity under these lines totaled $375.5 million after consideration of the above borrowings and approximately $56.5 million in letters of credit securing on and off balance sheet commitments. The credit lines are scheduled to expire at various points in time from 1997 through 2001. Management expects to renegotiate these lines when they expire.

The lenders under the credit facilities for Energy Systems and Gas Systems are entitled to the benefits of Support Agreements with LG&E Energy Corp. The Support Agreements state, in substance, that LG&E Energy Corp. will provide Energy Systems and Gas Systems with the necessary funds and financial support to meet their obligations under the credit facilities.

Note 16 - Commitments and Contingencies

Construction Program. The Company had commitments, primarily in connection with the construction program of LG&E, aggregating approximately $7 million at December 31, 1996. LG&E's construction expenditures for the years 1997 and 1998 are estimated to total approximately $250 million. Non-utility construction expenditures for the same two year period are estimated to be $44 million.

Letters of Credit. Energy Systems has provided letters of credit and various other guarantees to third parties which totaled approximately $31.4 million and $33.7 million as of December 31, 1996 and 1995, respectively.

Gas Systems has provided letters of credit issued to third parties to secure certain off-balance sheet obligations (including contingent obligations) of LG&E Natural and its subsidiaries. The letters of credit securing such obligations totaled approximately $6.6 million and $11 million at December 31, 1996 and 1995.

These letters of credit are subject to Support Agreements as more fully described in Note 15, Notes Payable.

Project Contingencies.

Southampton. The Southampton plant, a 63 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company (Virginia Power) as a qualifying facility (QF) under the Public Utility Regulatory Policies Act (PURPA). The plant began commercial operation in 1992. In July 1994, FERC denied the request of LG&E-Westmoreland Southampton (the Partnership) for a waiver of certain QF requirements. The Partnership subsequently filed a request seeking a reversal of FERC's order, or, in the alternative, a clarification of FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under PUHCA, utility laws in Virginia and various portions of the Federal Power Act.

In July 1996, the FERC entered an order in the Southampton case which included a policy statement regarding all QF facilities which fail temporarily to meet QF standards. The order affirmed the continued availability to Southampton of exemptions from PUHCA and state law for the year 1992, supporting the Partnership's request that the ruling on non-compliance should have no effect on the exemptions from regulations that would have classified the plant as a public utility. The FERC's decision to uphold these exemptions eliminates potential issues involving provisions of PUHCA, Virginia utility law and the non-rate provisions of the Federal Power Act.

The FERC also concluded that the Partnership should refund a portion of the rates it received from Virginia Power during 1992. The Company had anticipated that the Partnership could be required to make a refund to Virginia Power in the event the QF standards for 1992 were not waived. The order calls for a refund with interest from the Partnership of the difference between the amount paid by Virginia Power during the period and the amount Virginia Power would have paid for energy if it had purchased energy at its incremental energy rate. The Company's share of the revenues received by the Partnership in 1992 is approximately $9.5 million. The amount of the refund is currently unknown, pending further FERC review. In August 1996 the Partnership filed a Request for Clarification to better understand what the Commission intended and filed a Request for Rehearing on the grounds that the order violated the statutory standard for just and reasonable rates. In September 1996, the Partnership filed a motion for review at the U.S. Court of Appeals for the District of Columbia Circuit. In November 1996, the Partnership requested FERC approval for the contract rates it charged during the period of non-compliance minus a $500,000 refund offered by the Partnership. The Company continues to study the order and, at this time, cannot predict what, if any, further action it may take, cannot predict the determinations of FERC on the pending motions, and cannot predict what action Virginia Power may take.

Westmoreland Bankruptcy. On December 23, 1996, Westmoreland Coal Company and its four first tier subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. One of these subsidiaries, Westmoreland Energy, Inc. (WEI) is the direct parent of the various entities that are partners in partnerships with LG&E Energy subsidiaries (including the Partnership and WLP (as defined herein)) which own six independent generating facilities. None of those partnerships and no partner of those partnerships is under bankruptcy court protection. It is unclear at this time what effect these filings will have on the value of the partnerships. Although there is no current default occasioned by the filings, defaults could occur under project loan agreements if not remedied within the specified time period. If a default occurred which was not cured within the allowed time, the lenders would have the right, among other things, to accelerate the outstanding loans. These loans, which are non-recourse to the Company above the partnership level, totaled $622.4 million at December 31, 1996.

Roanoke Valley I. The Company owns a 50% interest in Westmoreland-LG&E Partners
(WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through December 1996, Virginia Power withheld approximately $12.5 million of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power.

In October 1994, WLP filed a complaint against Virginia Power in the Circuit Court of the City of Richmond, Virginia seeking damages of at least $5.7 million, contending that Virginia Power breached the PPA in withholding such payments. In June 1995, the court denied Virginia Power's motion to dismiss WLP's complaint. In March 1996, Virginia Power filed a motion for summary judgment which was subsequently granted by the court as to all counts. WLP filed a petition for appeal with the Virginia Supreme Court in July 1996, asserting three separate errors committed by the trial court. The Virginia Supreme Court granted review in December 1996. WLP's brief on the merits was filed January 29, 1997. If WLP is successful in its appeal before the Virginia Supreme Court, the case will be remanded to the trial court, and WLP will be entitled to submit its case to a jury.

In the Company's opinion, WLP is entitled to recover the capacity payments withheld by Virginia Power and should prevail in this matter ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 22 years of the PPA. However, the Company is unable to predict the outcome of this proceeding, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP. However, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

Rensselaer. Niagara Mohawk Corporation (NIMO) has proposed to buy out the Power Purchase Agreements NIMO has with a group of 19 independent power producers
(IPPs). The Rensselaer cogeneration facility, in which the Company has a 50% interest through an indirect subsidiary, is one of the projects affected by this initiative. The Company and the other IPPs, as a group, have negotiated with NIMO an agreement in principle to restructure all the power purchase agreements. Substantial further negotiation with NIMO, suppliers and lenders to the Rensselaer Project are required to finalize the terms delineated in the agreement in principle. The Company is under no obligation to amend or terminate the Rensselaer Project power purchase agreement if a satisfactory restructuring cannot ultimately be achieved. The Company is not able to predict the outcome of the project restructuring effort or the potential actions by NIMO if the proposed IPP group restructuring is not accomplished. Based upon the status of current negotiations, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

Kenetech Bankruptcy. In May 1996, Kenetech Windpower, Inc. (Kenetech) filed in the United States Bankruptcy Court in the Northern District of California for protection under Chapter 11 of the United States Bankruptcy Code seeking, among other things, to restructure certain contractual commitments between Kenetech and its subsidiaries, on the one hand, and various windpower projects located in the U.S. and abroad, on the other hand. Included in these projects are the Windpower Partners 1993 (WPP 93), Windpower Partners 1994 (WPP 94) and KW Tarifa, S.A. (Tarifa) wind projects in which the Company has invested, collectively, approximately $31 million. As a part of the bankruptcy proceeding, Kenetech is also seeking to void certain warranty commitments made to the owners of those projects with respect to the operation and output of the facilities, and the repair and replacement of the windpower generation equipment located there. LPI has been named to the creditors' committee in the Kenetech bankruptcy on behalf of the three projects, and has been working with representatives of Kenetech and other secured and unsecured creditors to ensure that the project owners' interests are equitably treated in the bankruptcy. On January 31, 1997, the projects filed their respective breach of contract and other claims against Kenetech in the bankruptcy proceeding. In September 1996, LG&E Power Operating Services Inc., an affiliate of the Company (LPOS), assumed operating control over the WPP 93 and WPP 94 facilities, pursuant to Facility Operating Agreements with the owners of those facilities. Those agreements replaced the interim operations and maintenance agreements between the owners and Kenetech that were implemented at the time of the Kenetech bankruptcy filing. The owners of the Tarifa windpower project assumed operating control over that facility shortly after the bankruptcy filing, and are considering the merits of retaining a third-party contractor to operate and maintain these facilities.

In November, 1996, KW Tarifa, S.A., certain of its shareholders and an affiliate of the Company, LG&E Power Finance Inc. (LPF) completed separate Settlement Transactions with affiliates of Kenetech, whereby the equity interests of Kenetech's affiliate in KW Tarifa S.A. were purchased by the other shareholders, and certain subordinated indebtedness of KW Tarifa S.A. to another Kenetech affiliate was purchased by LPF and subsequently retired by KW Tarifa S.A.

The Company is unable to predict the outcome of the bankruptcy proceeding or the settlement negotiations. However, the Company does not expect the ultimate resolution of the bankruptcy to have a material adverse effect on its results of operations or financial condition.

TVA/LPM Interchange Agreement. The Alabama Power Company, Georgia Power Company and Mississippi Power Company (the Plaintiffs) filed a Complaint for Declaratory Judgment and Injunctive Relief against the Tennessee Valley Authority (TVA) and LG&E Power Marketing Inc. (LPM), a wholly-owned subsidiary of the Company, in the United States District Court for the Northern District of Alabama. The Plaintiffs claimed that TVA violated the Tennessee Valley Authority Act by entering into an interchange agreement with LPM and that TVA was prohibited from selling or delivering any power to LPM, to any other broker or marketer of power, or to any other unauthorized recipient, or from otherwise engaging in unlawful power supply arrangements. In September 1996, the Court granted the Plaintiffs Motion for Summary Judgment, finding that LPM is not a power generating organization with which TVA had an exchange power arrangement on July 1, 1957, and that the contract is null and void. This decision became final on November 23, 1996. This decision is not expected to have a material effect on the Company's financial position or results of operations.

Calgary. On November 22, 1996, LG&E Natural Canada Inc., a subsidiary of LG&E Natural, filed a claim in Alberta, Calgary against a former employee; a natural gas sales and marketing company incorporated in Ontario; and the director, president and secretary of that sales and marketing company. An amended statement of claim was filed in that same action on December 23, 1996, against additional parties. These lawsuits were filed as a result of LG&E Natural's discovery in the fourth quarter of 1996 that unauthorized transactions had occurred. See Note 8, Non-Recurring Charges. A criminal investigation has been opened by the Commercial Crime Unit of the Calgary Police Service and is under way. The Company intends to aggressively pursue all civil, criminal, and other available remedies.

The former employee and other defendants have filed counterclaims seeking aggregate damages of approximately $40 million for defamation and breach of contract. The Company does not expect the ultimate resolution of these counterclaims to have a material adverse effect on its results of operations or financial condition.

Operating Leases. LG&E Energy Corp. has an operating lease for its corporate office space with an expiration date of 1997. LG&E has an operating lease for its corporate office building that is scheduled to expire in June 2005. LPI has operating lease commitments related to two office facilities that expire in 1999 and 2001. LG&E Natural has six office leases that expire in 1997 through 2004. Total lease expense for 1996, 1995, and 1994, was $4.1 million, $5.5 million, and $4.9 million, respectively. The future minimum annual lease payments under these lease agreements for years subsequent to December 31, 1996, are as follows (in thousands of $):

      1997                                            $ 6,079
      1998                                              5,080
      1999                                              4,501
      2000                                              4,855
      2001                                              4,774
      Thereafter                                       13,991
                                                      -------
      Total                                           $39,280
                                                      =======

Operating lease commitments have been reduced for annual rental payments to be received from noncancelable subleases of $1.5 million in 1997, approximately $1.8 million per year from 1998 through 2000, and $1.3 million in 2001. Future lease payments associated with facilities vacated in mid-1994 were included in the non-recurring charges recorded during 1994 and therefore, do not represent future operating expenses. See Note 8, Non-Recurring Charges.

Contracted Data Processing Services. LG&E Natural has an agreement to receive contracted data processing services through March 2003. The agreement calls for LG&E Natural to make payments of $1,065,000 in 1997, $1,000,000 per year for 1998 through 2001, and $1,250,000 thereafter.

Environmental. With the passage of the Clean Air Act Amendments of 1990 (the
Act), LG&E already complied with the stringent sulfur dioxide emission limits required by the year 2000 as it had previously installed scrubbers on all of its coal-fired generating units. Since then, as part of its ongoing construction program, LG&E has spent $29 million through 1996 for remedial measures necessary to meet the Act's requirements for nitrogen oxides. The overall financial impact of the Act on LG&E has been minimal. However, LG&E is closely monitoring a number of significant regulatory developments. In November 1996, the United States Environmental Protection Agency (USEPA) announced its proposal to revise the National Ambient Air Quality Standards for ozone and particulate matter. In November 1996, USEPA also announced its intent to direct certain states to address long range ozone transport from Midwest emission sources which allegedly contribute to ozone problems in the Northeast. While management is unable to predict the outcome or exact impact of these ongoing regulatory proceedings, LG&E continues to be well-positioned in the market to be a "clean" power provider without the large capital expenditures that are expected to be incurred by many other utilities.

In recent years, LG&E has undertaken extensive modifications at its Mill Creek plant aimed at controlling certain particulate emissions which allegedly damaged metal surfaces on adjacent properties. The Air Pollution Control District of Jefferson County (APCD) and LG&E are reviewing the results of a field sampling program to demonstrate the effectiveness of the plant modifications. In an effort to resolve the associated property damage claims, LG&E also established a claims resolution process which resulted in property damage settlements with adjacent residents at an aggregate cost of approximately $15 million.

In August 1993, 34 persons filed a complaint in Jefferson Circuit Court against LG&E seeking certification of a class consisting of certain persons in the vicinity of the Mill Creek plant who have allegedly suffered personal injury or property damage as a result of emissions from the plant. The court denied the Plaintiffs' initial motion for class certification, but allowed the Plaintiffs to bring a total of 537 individual claimants into the litigation. As part of its ongoing claims resolution process, as described above, LG&E subsequently settled the claims of approximately half of the individual claimants. In December 1996, the court granted Plaintiff counsel's motion to withdraw from representation of all remaining claimants who have not settled with LG&E. If those parties fail to obtain alternate counsel or otherwise pursue the litigation, their claims will be subject to dismissal. LG&E intends to vigorously defend itself against any claims which remain. In management's opinion, resolution of any remaining claims should not have a material adverse impact on the financial position or results of operations of LG&E.

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

The APCD is reviewing potential reductions in emissions of ozone precursors necessary to bring Jefferson County, Kentucky into compliance with the National Ambient Air Quality Standards for ozone. As described above, LG&E has installed controls which result in substantial reductions in nitrogen oxide (NOX) emissions from its plants. In March 1994, the APCD adopted a regulation requiring a 15% reduction in volatile organic compound (VOC) emissions from industrial sources, including LG&E's Cane Run and Mill Creek plants. Because there are currently no demonstrated technologies for control of VOC emissions from coal-fired boilers, the regulation raised the prospect of potential limits on generation at those two plants. After extensive negotiation with affected parties, in December 1996, the APCD amended its regulation to delete the requirement for VOC reductions from LG&E's plants. The APCD also determined that no additional reductions in either industrial VOC or NOX emissions are warranted at this time, but reserved the right to impose additional reductions if necessary in the future.

LG&E owns or formerly owned three primary sites where manufactured gas plant operations were conducted. Remedial investigations performed at these sites have identified coal tar and other contaminants typical of manufactured gas plant operations. In December 1996 LG&E conveyed one of the sites to a new owner, for a nominal sum in return for the new owner assuming certain environmental liabilities and cleanup obligations. LG&E does not expect to incur any further remedial investigation or cleanup costs at this site. LG&E is awaiting regulatory determinations from the Kentucky Natural Resources and Environmental Protection Cabinet on the level of remediation required at both other sites. Until such regulatory determinations are made, LG&E is unable to precisely determine the liability for cleanup costs. However, based on the results of studies at the sites, management currently estimates total cleanup costs will fall within a range of $3 million to $8 million and has recorded an accrual of approximately $3 million in the accompanying financial statements.

LG&E, along with a number of other companies, has been identified as a potentially responsible party (PRP) allegedly liable for cleanup under the Comprehensive Environmental Response Compensation and Liability

Act, as amended, at four off-site waste treatment or disposal sites. Under the law, each PRP potentially could be held jointly and severally liable for the cost of cleanup, but would have the right to seek contribution from other PRPs. The sites targeted for cleanup in which LG&E has been identified as a PRP include the Smith's Farm site located in Bullitt County, Kentucky, the Sonora and Carlie Middleton Burn sites located in Hardin County, Kentucky, and the M.T. Richards site located in Crossville, Illinois. With respect to the Smith's Farm site, USEPA has identified LG&E as a de minimis PRP and is currently pursuing other parties for the vast majority of the $44 million in cleanup costs as estimated by USEPA. LG&E is participating in settlement discussions in an effort to resolve any alleged liability which it may have. With respect to the Sonora site and Carlie Middleton Burn sites, LG&E is involved in litigation with USEPA and approximately 50 companies in an effort to resolve liability for approximately $2.5 million in cleanup costs incurred by USEPA. With respect to the M.T. Richards site, LG&E has been identified as a de minimis party and has reached a tentative settlement for $7,500, subject to approval by the government and entry by the court. While it is not possible at this time to predict the exact outcome or precise impact of these matters, management believes that these matters should not have a material adverse impact on the financial position or results of operations of LG&E.

Like LG&E, LPI, LG&E Natural and their subsidiaries are subject to extensive federal, state and local environmental laws and regulations governing the operation of the various facilities in which they participate as an owner or managing operator. Among other things, these laws and regulations govern the discharge of materials into waterways, the air and the ground and, if violated, may require the owner or operator to take remedial action to maintain the affected facility's operating status. To the extent any such remedial environmental actions have been required of LPI, LG&E Natural or their subsidiaries in the past, related expenditures have not been material.

Note 17 - Trimble County Generating Plant.

Trimble County Unit 1 (Trimble County), a 495-megawatt coal-fired electric generating unit placed into service in December 1990, has been the subject of numerous legal and regulatory proceedings to determine the appropriate ratemaking treatment to implement the Kentucky Public Service Commission's 1988 decision that LG&E should not be allowed to recover 25% of the cost of Trimble County from ratepayers.

On December 1, 1995, LG&E and other parties filed with the Commission a unanimous settlement agreement that was approved by the Commission on December 8, 1995. Under the agreement, which resolves all outstanding issues, LG&E agreed to refund approximately $22 million to current electric customers, most of which is being refunded by credits to customers' bills over the five years 1996 through 2000. In addition, LG&E agreed to pay $900,000 per year for five years beginning in 1996 to the Metro Human Needs Alliance, Inc., a not-for-profit Louisville-based corporation, for the sole purpose of funding low-income energy assistance programs in the service territory. LG&E also agreed to revise the residential decoupling methodology approved by the Commission in 1994 in a manner that will reduce revenues collected from residential customers during 1996 and 1997 by a total of approximately $1.8 million. Finally, the parties agreed to dismiss all appeals currently pending in state courts regarding the Commission's orders in LG&E's last general rate case.

Note 18 - Jointly Owned Electric Utility Plant

LG&E owns a 75% undivided interest in Trimble County Unit 1. Accounting for the 75% portion of the Unit, which the Commission has allowed to be reflected in customer rates, is similar to LG&E's accounting for other wholly-owned utility plants.

Of the remaining 25% of the Unit, Illinois Municipal Electric Agency (IMEA) owns a 12.12% undivided interest in the Unit, and Indiana Municipal Power Agency
(IMPA) owns a 12.88% undivided interest. Each is responsible for their proportionate ownership share of operation and maintenance expenses and incremental assets, and for fuel used.

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

Note 19 - Segments of Business

LG&E Energy Corp. has business operations in both the regulated and non-regulated energy markets. The regulated business is conducted through Louisville Gas and Electric Company (LG&E), an electric and gas public utility engaged in the generation, transmission, distribution, and sale of electric energy and the storage, distribution and sale of natural gas in Louisville and adjacent areas of Kentucky.

The non-utility businesses include LG&E Power Inc. (LPI), LG&E International Inc. (LII), LG&E Natural Inc. (LG&E Natural) and LG&E Power Marketing Inc.
(LPM). LPI and its subsidiaries develop, design, own, operate, and maintain power generation facilities that sell energy to local industries and utilities throughout the United States. LII develops and owns international power-generation assets located in Spain and Argentina and acquired interests in two natural gas distribution companies located in Argentina in February 1997. LG&E Natural and LPM primarily engage in retail and wholesale marketing of natural gas and electric power, respectively, throughout the United States; LG&E Natural also operates in Canada. LG&E Natural and LPM make up the energy marketing and trading segment of the business. Other primarily relates to non-utility power generation activities.

      (Thousands of $)                            1995            1994             1993
                                                  ----            ----             ----
      Operating Information:
        Revenues:
           Electric                        $   607,160     $   542,786(a)     $ 559,327
           Gas                                 214,419         181,126          200,129
                                           -----------     -----------        ---------
              Total utility                    821,579         723,912          759,456
           Energy marketing and trading      2,736,940         630,249            1,289
           Other                                30,946          20,519           68,918
                                           -----------     -----------        ---------
              Total                        $ 3,589,465     $ 1,374,680        $ 829,663
                                           ===========     ===========        =========

        Operating Income:
           Electric                        $   192,593     $   152,648        $ 139,916
           Gas                                  18,393          16,651           11,368
                                           -----------     -----------        ---------
              Total utility                    210,986         169,299          151,284
           Energy marketing and trading          2,916            (959)            (410)
           Other                                13,491          18,187            4,573
           Corporate                           (15,952)        (10,970)         (15,103)
                                           -----------     -----------        ---------
              Total                        $   211,441     $   175,557        $ 140,344
                                           ===========     ===========        =========

      (Thousands of $)                              1995          1994          1993
                                                    ----          ----          ----
      Other Information:
        Depreciation and Amortization:
           Electric                           $   76,929    $   74,437    $   71,882
           Gas                                    12,073        11,322        10,637
                                              ----------    ----------    ----------
              Total utility                       89,002        85,759        82,519
           Energy marketing and trading           12,482         6,961          --
           Other                                   1,661         1,189         1,072
           Corporate                                 411           484           582
                                              ----------    ----------    ----------
              Total                           $  103,556    $   94,393    $   84,173
                                              ==========    ==========    ==========
        Construction Expenditures:
           Electric                           $   79,541    $   66,661    $   71,592
           Gas                                    28,338        26,762        23,806
                                              ----------    ----------    ----------
              Total utility (b)                  107,879        93,423        95,398
           Energy marketing and trading            6,081         9,020          --
           Other                                   1,154         1,916           663
           Corporate                                 336           168           197
                                              ----------    ----------    ----------
              Total                           $  115,450    $  104,527    $   96,258
                                              ==========    ==========    ==========
        Identifiable Assets - December 31:
           Electric                           $1,505,508    $1,501,568    $1,514,287
           Gas                                   300,550       268,840       252,946
           Other                                 186,346       208,517       199,078
                                              ----------    ----------    ----------
              Total utility                    1,992,404     1,978,925     1,966,311
           Energy marketing and trading          827,913       470,440         3,573
           Other                                 181,946       171,261       246,408
           Corporate                               9,629         8,294         1,172
                                              ----------    ----------    ----------
              Total                           $3,011,892    $2,628,920    $2,217,464
                                              ==========    ==========    ==========

      (a)   Net of Refund - Trimble County Settlement of $28.3 million.
      (b)   Excluding cost of removal and salvage.

Note 20 - Selected Quarterly Data (Unaudited)

Selected financial data for the four quarters of 1996 and 1995 are shown below. Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year. The Company restated its results for the first three quarters of 1996 to reflect adoption of the mark-to-market method of accounting for its energy trading and price risk management activities. See Note 1, Summary of Significant Accounting Policies and Note 4, Price Risk Management and Financial Instruments.

                                                               Quarters Ended
      (Thousands of $ except per share data)     March        June   September      December
                                                 -----        ----   ---------      --------
      1996
      Revenues                                $875,429    $760,913    $853,928    $1,099,195
      Operating income                          59,060      48,692      70,307        33,382
      Net income:
        Originally reported                     21,535      23,796      41,104        11,350
        Effect of change to mark-to-market       5,560          26         632          --
                                              --------    --------    --------    ----------
        Restated                                27,095      23,822      41,736        11,350

                                                               Quarters Ended
      (Thousands of $ except per share data)     March        June   September    December
                                                 -----        ----   ---------    --------
      1996 (cont.)
      Earnings per share:
        Originally reported                       $.33        $.36        $.62        $.17
        Effect of change to mark-to-market         .08        --           .01        --
                                              --------    --------    --------    --------
        Restated                                   .41         .36         .63         .17

      1995
      Revenues                                $208,101    $249,057    $410,161    $507,361(a)
      Operating income                          44,444      52,468      73,957       4,688
      Net income (loss)                         19,692      24,650      39,091        (603)
      Earnings per share of common stock           .30         .37         .59        (.01)

      (a)   Net of Refund - Trimble County Settlement of $28.3 million.

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

Management has established and maintains a system of internal controls that provides reasonable assurance that transactions are completed in accordance with management's authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles. Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by the Company's internal auditors. Management reviews and modifies its system of internal controls in light of changes in conditions and operations, as well as in response to recommendations from the internal auditors. These recommendations for the year ended December 31, 1996, did not identify any material weaknesses in the design and operation of the Company's internal control structure.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of LG&E Energy Corp.:

We have audited the consolidated balance sheets and statements of capitalization of LG&E Energy Corp. (a Kentucky corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LG&E Energy Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for price risk management activities.

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


Louisville, Kentucky                                         Arthur Andersen LLP
January 29, 1997  (Except with
respect to the matters discussed
in the first paragraph of Note 2
and the twelfth paragraph of
Note 16, as to which the date
is March 12, 1997.)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEMS 10, 11, 12 and 13 are omitted pursuant to General Instruction G, inasmuch as the Company filed copies of a definitive proxy statement with the Commission on March 26, 1997, pursuant to Regulation 14A under the Securities Exchange Act of 1934. Such proxy statement is incorporated herein by this reference. In accordance with General Instruction G of Form 10-K, the information required by
Item 10 relating to executive officers has been included in Part I of this Form 10-K.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements (included in Item 8):

            Consolidated Statements of Income for the three years ended December 31, 1996 (page 35).
            Consolidated Balance Sheets - December 31, 1996, and 1995 (page 36). Consolidated Statements of Cash Flows for the three years ended December 31, 1996 (page 37).
            Consolidated Statements of Capitalization - December 31, 1996, and 1996 (page 38).
            Consolidated Statements of Retained Earnings for the three years ended December 31, 1996 (page 39).
            Notes to Consolidated Financial Statements (pages 39-63).
            Report of Management (page 64).
            Report of Independent Public Accountants (page 65).

      2.    Financial Statement Schedules (included in Part IV):

            Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1996 (page 79).

All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Financial Statements or the accompanying Notes to Financial Statements.

3. Exhibits:

Exhibit
No.                                     Description
---                                     -----------

3.01 Copy of Restated Articles of Incorporation, dated November 6, 1996. [Filed as Exhibit 3.06 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein]

3.02  Copy of Bylaws, as amended through December 4, 1991. [Filed as Exhibit
      3.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

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

      Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4.03(b) to LG&E's Registration Statement 2-24920 and incorporated by reference herein]

10.03 Copy of Modification No. 2 dated March 15, 1964, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02c to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.04 Copy of Modification No. 3 and No. 4 dated May 12, 1966 and January 7, 1967, respectively, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibits 4(a)(13) and 4(a)(14) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

10.05 Copy of Modification No. 5 dated August 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 13(c) to LG&E's Registration Statement 2-27316 and incorporated by reference herein]

10.06 Copies of (i) Inter-Company Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies (which Agreement includes as Exhibit A the Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Indiana-Kentucky Electric Corporation); (ii) First Supplementary Transmission Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies; (iii) Inter-Company Bond Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies; (iv) Inter-Company Bank Credit Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 5.02f to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.07 Copy of Modification No. 1 and No. 2 dated June 3, 1966 and January 7, 1967, respectively, to Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibits 4(a)(8) and 4(a)(10) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

10.08 Copies of Amendments to Agreements (iii) and (iv) referred to under 10.06 above as follows: (i) Amendment to Inter-Company Bond Agreement and (ii) Amendment to Inter-Company Bank Credit Agreement. [Filed as Exhibit 5.02h to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.09 Copy of Modification No. 1, dated August 20, 1958, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 5.02i to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.10 Copy of Modification No. 2, dated April 1, 1965, to the First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as
      Exhibit 5.02j to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.11 Copy of Modification No. 3, dated January 20, 1967, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 4(a)(7) to LG&E's Registration Statement 2-26063 and incorporated by reference herein]

10.12 Copy of Modification No. 6 dated November 15, 1967, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 4(g) to LG&E's Registration Statement 2-28524 and incorporated by reference herein]

10.13 Copy of Modification No. 3 dated November 15, 1967, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibit 4.02m to LG&E's Registration Statement 2-37368 and incorporated by reference herein]

10.14 Copy of Modification No. 7 dated November 5, 1975, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02n to LG&E's Registration Statement 2-56357 and incorporated by reference herein]

10.15 Copy of Modification No. 4 dated November 5, 1975, to the Inter-Company Power Agreement dated July 10, 1953. [Filed as Exhibit 5.02o to LG&E's Registration Statement 2-56357 and incorporated by reference herein]

10.16 Copy of Modification No. 4 dated April 30, 1976, to First Supplementary Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 5.02p to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.17 Copy of Modification No. 8 dated June 23, 1977, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02q to LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.18 Copy of Modification No. 9 dated July 1, 1978, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 5.02r to LG&E's Registration Statement 2-63149 and incorporated by reference herein]

10.19 Copy of Modification No. 10 dated August 1, 1979, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 2 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.20 Copy of Modification No. 11 dated September 1, 1979, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 3 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.21 Copy of Modification No. 5 dated September 1, 1979, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 4 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.22 Copy of Modification No. 12 dated August 1, 1981, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.25 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

10.23 Copy of Modification No. 6 dated August 1, 1981, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.26 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorpo-rated by reference herein]

10.24 Copy of Diversity Power Agreement dated September 9, 1987, between East Kentucky Power Cooperative and LG&E covering the purchase and sale of power between the two companies from 1988 through 1995. [Filed as Exhibit
      10.28 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated by reference herein]

10.25 Copy of Supplemental Executive Retirement Plan as amended through January 3, 1990, covering all officers of LG&E. [Filed as Exhibit 10.29 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

10.26 Copy of LG&E Energy Corp. Deferred Stock Compensation Plan effective January 1, 1992, covering non-employee directors of the Company and its subsidiaries. [Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

10.27 Copy of form of change in control agreement for officers of LG&E Energy Corp. [Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.28 Copy of Supplemental Executive Retirement Plan for R. W. Hale, effective June 1, 1989. [Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.29 Copy of Nonqualified Savings Plan covering officers of the Company, effective January 1, 1992. [Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.30 Copy of Modification No. 13 dated September 1, 1989, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.42 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.31 Copy of Modification No. 14 dated January 15, 1992, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.43 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.32 Copy of Modification No. 7 dated January 15, 1992, to Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.44 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.33 Copy of Modification No. 15 dated February 15, 1993, to the Power Agreement between Ohio Valley Electric Corporation and Atomic Energy Commission. [Filed as Exhibit 10.45 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.34 Copy of Firm No Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and LG&E (expires October 31, 2001) covering the transmission of natural gas.

      Copy of Firm No Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and LG&E (expires October 31, 2000) covering the transmission of natural gas.

      Copy of Firm No Notice Transportation Agreement effective November 1, 1993, between Texas Gas Transmission Corporation and LG&E (expires October 31, 1998) covering the transmission of natural gas.

      [Filed as Exhibit 10.47 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.35 Copy of LG&E Energy Corp. Stock Option Plan for Non-Employee Directors. [Filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.36 Copy of Modification No. 8 dated January 19, 1994, to Intercompany Power Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 10.43 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.37 Copy of Amendment dated March 1 1995, to Firm No-Notice Transportation Agreements dated November 1, 1993 (2-Year, 5-Year and 8-Year), between Texas Gas Transmission Corporation and LG&E covering the transmission of natural gas. [Filed as Exhibit 10.44 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.38 Copy of Modification No. 9, dated August 17, 1995, to the Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 10.39 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.39 Copy of Agreement and Plan of Merger, dated February 10, 1995, between LG&E Natural Inc., formerly known as Hadson Corporation, Carousel Acquisition Corporation and the Company. [Filed as Exhibit 2 of Schedule 13D by the Company on February 21, 1995, and incorporated by reference herein]

10.40 Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas Transmission Corporation and the Company (expires October 31, 1998) covering the transportation of natural gas.

      Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas Transmission Corporation and the Company (expires October 31, 2001) covering the transportation of natural gas. [Filed as Exhibit 10.45 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.41 Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas Transmission Corporation and the Company (expires October 31, 2000) covering the transportation of natural gas [Filed as Exhibit 10.41 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.42 Copy of Coal Supply Agreement, dated January 1, 1996, between Lafayette Coal Company, Black Beauty Coal Company and the Company covering the purchase of coal. [Filed as Exhibit 10.46 to

      LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.43 Copy of Coal Supply Agreement, dated December 15, 1995, between W.B. Coal Company, Inc., Windsor Coal Company and the Company covering the purchase of coal. [Filed as Exhibit 10.48 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.44 Copy of Coal Supply Agreement, dated June 1, 1996, between Peabody Coalsales Company and LG&E covering the purchase of coal. [Filed as
      Exhibit 10.49 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.45 Copy of Coal Supply Agreement, dated June 1, 1996, between Kindill Mining, Inc. and LG&E covering the purchase of coal. [Filed as Exhibit 10.46 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.46 Copy of Letter Amendment, dated October 31, 1996, to the Coal Supply Agreement dated June 1, 1996, between Kindill Mining, Inc. and LG&E covering the purchase of coal. [Filed as Exhibit 10.47 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.47 Copy of Amended and Restated Omnibus Long-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company. [Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.48 Copy of Short-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company. [Filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.49 Copy of form of first amendment to change in control agreement for officers of the Company and key employees date as of January 1, 1996. [Filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.50 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1992. [Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.51 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.52 Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.53 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1992. [Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.54 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1993. [Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.55 Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1995. [Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.56 Copy of Amendment to the Supplemental Executive Retirement Plan, effective May 1, 1995. [Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.57 Copy of Form of Master Gas Purchase Agreement, dated December 14, 1993, among Santa Fe, SFEOP and AGPC. [Filed as Exhibit 10.23 to LG&E Natural Inc.'s Registration Statement on Form S-4, File No. 33-68224, and incorporated by reference herein]

10.58 Copy of Credit Agreement, dated as of January 29, 1996, among LG&E Energy Systems Inc., as Borrower, the Banks named therein, Citibank, N.A. as Agent and Bank of Montreal as Co-Agent. [Filed as Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996, and incorporated by reference herein]

10.59 Copy of Support Agreement, dated as of December 6, 1995, between the Company and LG&E Energy Systems Inc. [Filed as Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated by reference herein]

10.60 Copy of Credit Agreement, dated as of May 12, 1995, among LG&E Gas Systems Inc., as Borrower, the Banks named therein and Bank of Montreal as Agent. [Filed as Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996, and incorporated by reference herein]

10.61 Copy of Support Agreement, dated as of December 6, 1995, between the Company and LG&E Energy Systems Inc. [Filed as Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated by reference herein]

10.62 Copy of Credit Agreement, dated as of December 18, 1995, among LG&E, as Borrower, the Banks named therein, PNC Bank, Kentucky, Inc. as Agent and Bank of Montreal as Co-Agent. [Filed as Exhibit 10.01 to the LG&E's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996, and incorporated by reference herein]

10.64 Copy of Firm Transportation Agreement, dated November 1, 1996, between LG&E and Tennessee Gas Pipeline Company for 30,000 MMBtu per day in Firm Transportation Service under Tennessee's Rate FT-A (expires October 31,
      2001). [Filed as Exhibit 10.42 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.65 Amendment No. 1, dated as of November 5, 1996, to Credit Agreement dated as of December 18, 1995, by and among Louisville Gas and Electric Company, the Banks party thereto, and PNC Bank, Kentucky, Inc. as Agent and Bank of Montreal as Co-Agent. [Filed as Exhibit 10.59 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.66 Copy of Power Purchase and Sale Agreement, dated as of November 19, 1996, among the Company, LG&E Power Marketing Inc., and Oglethorpe Power Corporation. [Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission]

10.67 Copy of Power Purchase and Sale Agreement, dated as of January 1, 1997, among LG&E Power Marketing Inc., LG&E Power Inc., and Oglethorpe Power Corporation. [Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission]

10.68 Copy of Amendment No. 1, dated November 27, 1996, to the Credit Agreement dated as of May 12, 1995, among LG&E Gas Systems Inc., as Borrower, the Banks named therein and Bank of Montreal as Agent.

10.69 LG&E Energy Corp. and Louisville Gas and Electric Company Non-Officer Senior Management Pension Restoration Plan, effective May 1, 1996.

10.70 Copy of Employment Contract between the Company and Roger W. Hale effective January 1, 1997.

18    Letter Regarding Change in Accounting Method.

21    Subsidiaries of the Registrant.

23    Consent of Independent Public Accountants.

24    Power of Attorney.

27    Financial Data Schedule.

99.01 Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

99.02 Description of Common Stock.

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

      Amended and Restated Omnibus Long-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company. [Filed as
      Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Short-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company. [Filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Form of first amendment to change in control agreement for officers of the Company and key employees dated as of January 1, 1996. [Filed as Exhibit
      10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Amendment to the Non-Qualified Savings Plan, effective January 1, 1992. [Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1992. [Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1993. [Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1995. [Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Amendment to the Supplemental Executive Retirement Plan, effective May 1, 1995. [Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

      Copy of Employment Contract between the Company and Roger W. Hale effective January 1, 1997.

      LG&E Energy Corp. and Louisville Gas and Electric Company Non-Officer Senior Management Pension Restoration Plan, effective May 1, 1996.

(c)   Reports on Form 8-K:

      On November 22, 1996, the Company filed a report on Form 8-K stating that LG&E Natural announced the discovery of certain unauthorized transactions by an individual in its Calgary, Alberta, office. LG&E Natural is a wholly-owned subsidiary of LG&E Energy Corp.

      On December 20, 1996, the Company filed a report on Form 8-K announcing that it had agreed to acquire interests in two Argentine natural gas distribution companies.

      On January 6, 1997, the Company filed a report on Form 8-K announcing that it had named its Chief Financial Officer, Walter Z. Berger, to a new position of Group President - Energy Marketing.

      On February 10, 1997, the Company filed a report on Form 8-K announcing that it had submitted a proposal to the Board of Directors of Big Rivers Electric Corporation to lease or acquire the assets of the Henderson, KY-based cooperative, which is currently in bankruptcy proceedings.

      On February 14, 1997, the Company filed a report on Form 8-K announcing that it had completed its previously announced $140-million acquisition of interests in two Argentine natural gas distribution companies.

      On February 25, 1997, the Company filed a report on Form 8-K announcing that its board of directors gave approval for the Company to replace Pacificorp in the existing reorganization plan of Big Rivers Electric Corporation.

      On March 20, 1997, the Company filed a report on Form 8-K announcing that a federal bankruptcy court selected the Company's proposal to lease the generating assets of Big Rivers Electric Corporation in a court ordered auction.

                 LG&E Energy Corp. and Subsidiaries Schedule II
                 Schedule II - Valuation and Qualifying Accounts
                   For the Three Years Ended December 31, 1996
                                (Thousands of $)

                                                                                                          (a)
                                                                                                  Accumulated
                                                 Other          Accounts             Price           Deferred
                                              Property        Receivable              Risk       Income Taxes
                                                   and    (Uncollectible        Management        (NOL Carry-
                                           Investments         Accounts)          Reserves          forwards)
Balance December 31, 1993                      $    63            $1,769            $ --              $  --

Additions:
    Charged to costs and expenses                  968             3,166              --                 --
    Other additions                              1,648              --                --                 --
Deductions:
    Net charges of nature for which
       reserves were created                      --               3,396              --                 --
    Other deductions                               134              --                --                 --
                                               -------            ------            ------            -------

Balance December 31, 1994                        2,545             1,539              --                 --

Additions:
    Charged to costs and expenses                6,523             4,039              --                 --
    Other additions                                 41             4,614              --               29,501
Deductions:
    Net charges of nature for which
       reserves were created                      --               3,923              --                 --
    Other deductions                               502              --                --                 --
                                               -------            ------            ------            -------

Balance December 31, 1995                        8,607             6,269              --               29,501

Additions:
    Charged to costs and expenses               10,934             2,940             7,241               --
    Other additions                                641               616              --                 --
Deductions:
    Net charges of nature for which
       reserves were created                      --               3,224              --                 --
    Other deductions                             1,479              --                --                3,900
                                               -------            ------            ------            -------

Balance December 31, 1996                      $18,703            $6,601            $7,241            $25,601
                                               =======            ======            ======            =======

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

                                        LG&E ENERGY CORP.
                                        Registrant

March 26, 1997                          /s/ Charles A. Markel III
(Date)                                  _____________________________________
                                        Charles A. Markel III
                                        Vice President - Finance and Treasurer

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

Signature                Title                                    Date
---------                -----                                    ----

Roger W. Hale            Chairman of the Board,
                         President and Chief Executive
                         Officer
                         (Principal Executive Officer);

Charles A. Markel III    Vice President - Finance and
                         Treasurer (Principal Financial
                         and Accounting Officer);

William C. Ballard, Jr.  Director;

Ronald L. Bittner        Director

Owsley Brown, II         Director;

S. Gordon Dabney         Director;

Gene P. Gardner          Director;

J. David Grissom         Director;

David B. Lewis           Director;

Anne H. McNamara         Director;

T. Ballard Morton, Jr.   Director; and

Dr. Donald C. Swain      Director.

By  /s/ Charles A. Markel III
    ________________________________                              March 26, 1997
       Charles A. Markel III
       (Attorney-In-Fact)