Form 10-Q
period 1997-03-31
LG&E ENERGY CORP
filed 1997-05-14
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1997


                                    or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 66,481,375 shares, without par value, as of April 30, 1997.
      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                           Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1997        1996

REVENUES:
Energy marketing and trading                        $1,058,451   $643,554
Electric utility                                       128,827    135,819
Gas utility                                             96,738     91,056
Other (Note 2)                                          19,227      5,000
 Total revenues                                      1,303,243    875,429

COST OF REVENUES:
Energy marketing and trading                         1,046,396    614,661
Fuel and power purchased                                35,019     39,016
Gas supply expenses                                     67,825     58,232
Other (Note 2)                                          11,394      3,699
 Total cost of revenues                              1,160,634    715,608

Gross profit                                           142,609    159,821

OPERATING EXPENSES:
Operation and maintenance:
 Utility                                                53,431     58,719
 Energy marketing and trading
  and other (Note 2)                                    19,772     20,914
Depreciation and amortization                           27,887     25,728
 Total operating expenses                              101,090    105,361

Equity in earnings
 of joint ventures (Note 2)                              3,384      4,600

OPERATING INCOME                                        44,903     59,060

Other income and (deductions)                            3,367        (14)
Interest charges, minority interest and
 preferred dividends                                    14,990     14,045

Income before income taxes                              33,280     45,001

Income taxes                                            12,041     17,906

NET INCOME                                          $   21,239   $ 27,095

Average common shares
 outstanding                                            66,383     66,232

Earnings per share (Note 7)                         $      .32   $    .41

The accompanying notes are an integral part of these financial statements.


                    LG&E Energy Corp. and Subsidiaries
                              Balance Sheets
                               (Unaudited)
                             (Thousands of $)

                                  ASSETS

                                                     March 31,    Dec. 31,
                                                        1997        1996

CURRENT ASSETS:
Cash and temporary cash investments                 $  130,054 $  114,669
Marketable securities                                   15,282      5,815
Accounts receivable - less reserve                     419,560    545,729
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                               9,274     14,576
 Gas stored underground                                 18,810     43,258
 Other                                                  32,090     32,426
Price risk management assets (Note 3)                   43,317     86,844
Prepayments and other                                    4,767     14,255
 Total current assets                                  673,154    857,572

OTHER PROPERTY AND INVESTMENTS - less reserve:
Investment in affiliates (Note 2)                      169,696    126,099
Non-utility property and plant, net (Note 2)           404,129    171,338
Price risk management assets (Note 3)                   49,723     36,623
Other                                                   26,794     21,465
 Total other property and investments                  650,342    355,525

UTILITY PLANT:
At original cost                                     2,699,988  2,685,209
Less:  reserve for depreciation                      1,019,075    999,987
 Net utility plant                                   1,680,913  1,685,222

DEFERRED DEBITS AND OTHER ASSETS                       116,894    113,573

Total assets                                        $3,121,303 $3,011,892

The accompanying notes are an integral part of these financial statements.


                    LG&E Energy Corp. and Subsidiaries
                          Balance Sheets (cont.)
                               (Unaudited)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                     March 31,    Dec. 31,
                                                        1997        1996

CURRENT LIABILITIES:
Notes payable                                       $  298,000 $  158,000
Accounts payable                                       359,686    528,556
Trimble County settlement                               15,799     17,511
Accrued taxes                                           20,459          -
Price risk management liabilities (Note 3)              51,138    108,402
Other                                                   63,737     63,366
 Total current liabilities                             808,819    875,835

Long-term debt (Note 2)                                684,253    646,835

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 307,908    288,107
Investment tax credit, in
 process of amortization                                78,954     80,040
Regulatory liability                                    76,444     77,287
Price risk management liabilities (Note 3)              32,006     27,482
Other                                                  117,227    109,760
 Total deferred credits and other liabilities          612,539    582,676

Minority interests (Note 2)                            104,679          -

Cumulative preferred stock                              95,328     95,328

COMMON EQUITY:
Common stock, without par value -
 Outstanding 66,477,875 shares
 and 66,341,444 shares                                 468,930    466,329
Other                                                   (1,366)    (1,105)
Retained earnings                                      348,121    345,994
 Total common equity                                   815,685    811,218

Total capital and liabilities                       $3,121,303 $3,011,892

The accompanying notes are an integral part of these financial statements.


                    LG&E Energy Corp. and Subsidiaries
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  21,239  $  27,095
Items not requiring cash currently:
 Depreciation and amortization                          27,887     25,728
 Deferred income taxes - net                             6,529      4,247
 Change in net price risk management assets            (22,313)    (9,532)
 Other                                                   2,352    (1,415)
Change in net current assets                            17,290     44,845
Other                                                   (2,457)   (19,316)
 Net cash flows from operating activities               50,527     71,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                (11,846)    (9,166)
Proceeds from sales of securities                        2,033     30,142
Construction expenditures                              (21,366)   (20,343)
Investment in affiliates                                  (985)      (200)
Acquisition of interests in
 Argentine natural gas distribution
 companies, net of cash and temporary
 cash investments acquired (Note 2)                   (126,499)         -
  Net cash flows from investing activities            (158,663)       433

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                 2,594      1,577
Repayment of short-term borrowings                     (61,000)   (55,000)
Short-term borrowings                                  201,000     40,000
Payment of common dividends                            (19,073)   (18,369)
 Net cash flows from financing activities              123,521    (31,792)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       15,385     40,293

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                   114,669     80,144

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $ 130,054  $ 120,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid (received) during the period for:
  Income taxes                                       $     (62) $      91
  Interest on borrowed money                            13,175     12,055

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


                    LG&E Energy Corp. and Subsidiaries
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1997        1996

Balance at beginning
 of period                                            $345,994   $316,930
Net income                                              21,239     27,095
Cash dividends declared on
 common stock ($.2875 and
 $.2775 per share)                                      19,112     18,395

Balance at end of period                              $348,121   $325,630

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

   In the fourth quarter of 1996, the Company adopted the mark-to-market method of accounting for its energy trading and price risk management activities. The Company made the change effective January 1, 1996, and restated its 1996 quarterly results. The change increased net income for the three months ended March 31, 1996, by $5,560,000, or $.08 per share.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for 1996.

2. On February 13, 1997, the Company acquired interests in two Argentine natural gas distribution companies for $140 million, plus transaction-related costs and expenses. The Company acquired a controlling interest in Distribuidora de Gas del Centro (Centro), and a combined 14.4% interest in Distribuidora de Gas del Cuyana (Cuyana). The Company accounted for both acquisitions using the purchase method. The Company allocated substantially all of the excess of the purchase price over the underlying equity of Centro and Cuyana to property and equipment. The Company recognized no goodwill on the acquisition.

   The following summarizes the fair values of the net assets acquired (in thousands of dollars):

   Assets                                          $324,194
   Liabilities                                       80,142
   Minority interests                               104,208
   Cash paid, excluding transaction costs           139,844
   Cash and cash equivalents acquired                15,986
   Net cash paid, excluding transaction costs       123,858
   Transaction costs                                  2,641
   Net cash paid                                   $126,499

   The Company classified Centro's revenues, cost of revenues, and operating expenses since the date of acquisition as other in its income statement for the three months ended March 31, 1997. It included its equity in the earnings of Cuyana in equity in earnings of joint ventures. The Company included Centro's property and equipment in non-utility property and plant, net, in its balance sheet as of March 31, 1997. It included its investment in Cuyana in investments in affiliates.

   The carrying amount of the investment in Cuyana exceeded the underlying equity by approximately $12 million at March 31, 1997. This difference reflects fair-value adjustments recorded at the time of purchase.

   Liabilities assumed in the purchase included negotiable obligations issued by Centro with a face amount of $38 million. The obligations trade on Argentine exchanges and had a fair value of approximately $37 million at March 31, 1997. The obligations mature in August 2001 and pay interest at 11.44% of face value. The Company classified the negotiable obligations as long-term debt in its balance sheet as of March 31, 1997.

   Centro's and Cuyana's operations did not have a material impact on gross profit or net income for the three months ended March 31, 1997.

3. The notional amounts and terms of the Company's price risk management contracts at March 31, 1997, in which the Company pays or receives a fixed price for the underlying commodity follow:

                                              Fixed      Fixed    Maximum
                                 Unit of      Price      Price    Term in
   Product                       Measure      Payor   Receiver      Years

   Electricity          Thousands of Mwh     89,851     86,290         11
   Natural gas        Thousands of MMBtu    922,575    853,700          4
   Canadian dollars               C$000s     32,450          -          2

   The weighted average terms of the Company's price risk management contracts at March 31, 1997, follow:

   Product                                    Term

   Electricity                            5 months
   Natural gas                            9 months
   Canadian dollars                      10 months

   The fair values of the Company's price risk management assets and liabilities at March 31, 1997, and the average fair values for the quarter then ended follow:

                                                            Average
                                    Fair Value             Fair Value
                                           Liabil-               Liabil-
   Counterparty                  Assets      ities     Assets      ities

   Marketers                     $23,184    $45,924    $29,670    $54,399
   Energy producers               45,733     12,604     44,802      9,987
   Financial institutions          5,571      7,108      5,963      8,515
   Industrial and commercial
     users                         1,915      2,388      1,707      2,551
   Gas transmission companies        498      1,523        330      1,735
   Other                          16,139      6,285     17,063      9,468

   Totals                         93,040     75,832    $99,535    $86,655
   Reserves                            -      7,312

   Net values                    $93,040    $83,144

   Commitments with 24 customers represented approximately 67% of the Company's price risk management assets at March 31, 1997.

   None of the other information concerning price risk management and financial instruments disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 1996, changed materially during the first quarter of 1997.

4. In April 1995, in response to an application filed by LG&E, the Kentucky Public Service Commission (Commission) approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, $2.4 million in 1996 and is expected to increase 1997 revenues an additional $1 million.

   An appeal of the Commission's April 1995 order by various intervenors in the proceeding is currently pending in the Franklin Circuit Court of Kentucky. LG&E is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. The amount of refunds that may be ordered, if any, are not expected to have a material adverse effect on the Company's financial position or results of operations.

5. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). This new standard is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adopting SFAS No. 125 had no impact on the Company's financial position or results of operations.

6. The Company adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities, effective January 1, 1997. This statement provides authoritative guidance for recognition, measurement, and disclosure of environmental remediation liabilities in financial statements. Due to the Company's previous recognition of this type of liability, adoption did not have a material impact on the Company's financial position or results of operation.

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective for periods ending after December 15, 1997. The Company does not expect this statement to have a material effect on its earnings per share.

8. Reference is made to Part II herein - Item 1, Legal Proceedings, and
   Note 16 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's principal subsidiary is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; unusual weather; regulatory decisions; and the other factors described in the Company's Form 10-K for the year ended December 31, 1996, including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

                          Results of Operations

LG&E's results of operations are significantly affected by seasonal fluctuations in temperature and other weather-related factors. To a lesser degree, LG&E Natural Inc.'s (LG&E Natural, a wholly-owned subsidiary of Gas Systems) results are also affected by seasonal fluctuations in temperature and other weather-related factors. Additionally, results of LG&E Power Inc.'s (LPI, a wholly-owned subsidiary of Energy Systems) operations are substantially dependent upon the development of its electric power marketing business. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

The Company restated its quarterly results for the three months ended March 31, 1996, to reflect adopting the mark-to-market method of accounting for its energy marketing and trading activities. See Note 1 of Notes to Financial Statements under Item 1.

              Three Months Ended March 31, 1997, Compared to
                    Three Months Ended March 31, 1996

Earnings per share decreased 22% to $.32 in 1997 from $.41 in 1996 due to lower gross margins at LG&E Natural, partially offset by lower corporate expenses. The decrease at LG&E Natural resulted from milder weather throughout much of the country, which reduced price volatility in the gas markets.

Utility Results:

LG&E's electric revenues decreased $7.0 million (5%) due to lower off-system sales. Gas revenues increased $5.7 million (6%) due to increased gas supply costs, partially offset by lower sales volumes resulting from warmer weather.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased decreased $4.0 million (10%) for the quarter. While the price of coal purchased remained relatively stable, fuel for electric generation decreased $4.9 million (14%) for the quarter because of a decrease in generation. Power purchased increased $.9 million (29%) due to increased purchases because of the availability of economically priced power and increased unplanned outages at the electric generating plants.

Gas supply expenses increased $9.6 million (16%) due to an increase in net gas supply costs ($22.6 million), partially offset by a decrease in the volume of gas delivered to the distribution system ($13.0 million).

Utility operation and maintenance expenses decreased $5.3 million (9%). Operation expenses decreased $2.9 million (7%) mainly as the result of improved cost containment efforts, particularly in administrative areas ($4.7 million), partially offset by increased costs to operate the electric generating plants ($1.8 million). Maintenance expenses decreased $2.4 million (17%) because of a decrease in repairs at the electric generating plants and fewer repairs to the electric transmission and distribution system, partially offset by the financial effects of the March flood in LG&E's service area.

Utility depreciation and amortization increased $.7 million because of additional depreciable plant in service.

Utility other income increased $1.4 million because of interest income recorded as a result of a favorable tax settlement.

Utility interest charges and preferred dividends decreased $.7 million primarily because of a decrease in outstanding debt. LG&E's First Mortgage Bonds, 5.625% series of $16 million were retired at maturity on June 1, 1996, and $50 million in other debt was refinanced at more favorable rates in 1996.

Energy Marketing and Trading and Other Results:

See Item 5, Other Information, under Part II of this report for a discussion of the Company's recent decision to consolidate the trading, risk management and administrative operations of its power marketing and gas marketing division into a single energy marketing unit at its Louisville headquarters.

Energy marketing and trading revenues increased $414.9 million (64%) due to higher gas and power marketing volumes and to higher gas prices. Energy marketing and trading cost of revenues increased $431.7 million (70%) due to higher volumes and prices for both gas and power. The decrease in gross margins reflects milder weather and reduced price volatility in the gas markets. Slightly higher power-marketing gross margins partially offset the decrease in gas margins. An agreement signed in the fourth quarter of 1996 with Oglethorpe Power Corporation contributed to the increase in power-marketing gross margins.

Other revenues and cost of revenues increased $14.2 million and $7.7 million, respectively, due to acquiring an interest in Distribuidora de Gas del Centro (Centro) in February 1997.

Operation and maintenance expense decreased $1.1 million (5%) due to lower corporate expenses, partially offset by increases resulting from the Centro acquisition.

Equity in earnings of joint ventures decreased $1.2 million in 1997 due to lower earnings at the Windpower Partners 1993 (WPP93) and Rensselaer projects. The decrease at WPP93 resulted from lower energy production and higher operation and maintenance expenses. Rensselaer's 1996 earnings included margins on the sale of excess natural gas fuel on the spot market at favorable prices. Earnings decreased in 1997 because the project had less excess fuel to sell, and because it earned a lower margin on each unit sold. The decrease in margins resulted from lower prices on the spot market.

Non-utility depreciation and amortization increased $1.5 million mainly due to acquiring Centro.

Non-utility other income increased $2.0 million mainly due to LG&E Natural's receiving a settlement in a legal dispute and to more favorable settlements on sales of marketable securities.

Non-utility interest charges and minority interest increased $1.7 million due to an increase in notes payable and to the Centro acquisition.

The consolidated effective tax rate decreased to 36.2% in 1997 from 39.8% in 1996 mainly due to changes in the provision for state income taxes.

                     Liquidity and Capital Resources

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects, LG&E Natural's efforts to expand and improve its gas gathering and processing facilities, information system enhancements, and other business development opportunities. Construction expenditures for the three months ended March 31, 1997, of $21.4 million were financed with internally-generated funds.

The Company recently acquired interests in two Argentine natural gas distribution companies for $140 million (see Note 2 of Notes to Financial Statements). The Company also recently entered into an agreement with New Energy Ventures to provide energy-related services to retail customers throughout the United States. In March 1997, the U.S. Bankruptcy Court selected the Company's proposal to lease all of the generating assets of Big Rivers Electric Corporation in a court-ordered auction. On May 13, 1997, the Bankruptcy Court approved the debtor's Disclosure Statement favoring the LG&E Energy transaction and confirmed the date of June 9, 1997, for the hearing on the Plan of Reorganization. (See Item 1, Business, and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for a further discussion of this proposed transaction.) The Company expects these activities to result in increased demands on its financial resources.

The Company had margin balances totaling $1.6 million on deposit with brokers at March 31, 1997. Brokers require the deposits to address changes in the market prices of financial instruments used in the Company's price risk management activities.

The Company's combined cash and marketable securities balance increased $24.9 million during the three months ended March 31, 1997. The increase reflects cash flows from operations and a net increase in notes payable, partially offset by construction expenditures, the acquisition of interests in the Argentine natural gas distribution companies, and dividends paid.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The significant decreases in accounts receivable and accounts payable resulted from seasonal fluctuations in LG&E Natural's business, partially offset by increases resulting from acquiring Centro. The accounts payable decrease also reflects a decrease in LG&E's balance resulting from seasonal fluctuations. Gas stored underground decreased due to seasonal fluctuations in LG&E's business.

The significant increases in investments in affiliates, non-utility property and plant, net, and long-term debt resulted from acquiring interests in the Argentine natural gas companies. The decreases in current price risk management assets and liabilities resulted from seasonal fluctuations in LG&E Natural's business.

The significant increase in notes payable resulted from borrowing additional funds to finance the acquisition of interests in the Argentine natural gas companies, and to fund working capital needs.

At March 31, 1997, loan agreements and lines of credit were in place totaling $690 million ($25 million for LG&E Energy Corp., $200 million for LG&E, $215 million for LG&E Gas Systems Inc., and $250 million for LG&E Energy Systems Inc.) for which the companies pay commitment or facility fees. These credit facilities are scheduled to expire at various times between 1997 and 2001. Management expects to renegotiate them when they expire. LG&E Gas Systems recently amended the loan agreement with its lenders to remove the requirement that it meet an earnings-to-interest covenant for the twelve-month periods ended March 31, 1997, and June 30, 1997. The lenders under the credit facilities for LG&E Energy Systems Inc. and LG&E Gas Systems Inc. are entitled to the benefits of Support Agreements with LG&E Energy Corp.

The Company's capitalization ratios at March 31, 1997, and December 31, 1996, follow:

                                             March 31,  Dec. 31,
                                                1997      1996

Long-term debt (including current portion)      36.2%     37.8%
Notes payable                                   15.7       9.2
Preferred stock                                  5.0       5.6
Common equity                                   43.1      47.4
Total                                          100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.


                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1996: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 3 and 16 of the Notes to Financial Statements under
Item 8. To date, the proceedings reported in the Company's 1996 Form 10-K have not changed materially.

Item 5.  Other Information.

As previously reported in its Form 8-K dated April 28, 1997, the Company intends to consolidate the trading, risk management and administrative operations of its power marketing and gas marketing divisions into a single energy marketing unit, to be located in its Louisville headquarters. This action is a further step in the Company's previously announced intention to integrate its two marketing companies, LG&E Power Marketing and LG&E Natural, into a new division, LG&E Energy Marketing, to capitalize on the convergence of the electric and gas marketing industries. The consolidated division will expand the variety of commodities it will offer to include coal, emission allowances and other energy-related products.

Under the integration plan, the Company will move the trading, risk management, accounting, legal, credit management and other support operations from its Dallas office to Louisville, consolidating them with its power marketing group currently located in its headquarters there. The company will maintain sales and marketing offices in Dallas as well as in Fairfax, Virginia; Chicago; Denver; and Costa Mesa, California.

As a result of this consolidation, the Company will incur a one-time, after-tax charge of $3 to $5 million in the second quarter of 1997. This cost will cover employee severance, facilities, information systems and other related costs. The cost is expected to be more than offset, however, by future savings achieved from the synergies created by the integration of its energy trading operations.

Item 6(a).  Exhibits.

Exhibit
Number              Description

10.01 Copy of Amendment No. 2, dated as of May 8, 1997, to the Credit Agreement dated as of May 12, 1995, among LG&E Gas Systems Inc., as Borrower, the Banks named therein and Bank of Montreal as Agent.

10.02 Copy of Credit Agreement, dated as of February 11, 1997, among LG&E Energy Systems Inc., as Borrower, the Bank named therein and Bank of Montreal, as Agent.

27                  Financial Data Schedule.

Item 6(b).  Reports on Form 8-K.

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

On April 28, 1997, the Company filed a report on Form 8-K announcing that, effective May 15, it would promote Victor A. Staffieri to chief financial officer of LG&E Energy Corp. and Louisville Gas and Electric Company, and that it would promote Stephen R. Wood to president, Louisville Gas and Electric Company and distribution services division. In the same report, the Company also announced it would consolidate the trading, risk management and administrative operations of its power marketing and gas marketing divisions into a single energy marketing unit located in its Louisville headquarters.


                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  May 14, 1997             /s/ Charles A. Markel III
                                Charles A. Markel III
                                Vice President - Finance and Treasurer
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)