Form 10-Q
period 1997-06-30
LG&E ENERGY CORP
filed 1997-08-14
CIK 861388

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1997


                                    or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 66,484,875 shares, without par value, as of July 31, 1997.


      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                           Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1997       1996       1997        1996

REVENUES:
Energy marketing and trading    $522,515   $575,160 $1,580,966 $1,218,714
Electric utility                 145,919    151,857    274,746    287,676
Gas utility                       34,191     29,362    130,929    120,418
Other                             44,636      4,534     63,863      9,534
 Total revenues                  747,261    760,913  2,050,504  1,636,342

COST OF REVENUES:
Energy marketing and trading     507,933    563,605  1,554,329  1,178,266
Fuel and power purchased          38,407     41,863     73,426     80,879
Gas supply expenses               21,144     18,652     88,969     76,884
Other                             26,199      3,248     37,593      6,947
 Total cost of revenues          593,683    627,368  1,754,317  1,342,976

Gross profit                     153,578    133,545    296,187    293,366

OPERATING EXPENSES:
Operation and maintenance:
 Utility                          55,965     51,773    109,396    110,492
 Energy marketing and trading
  and other                       23,927     11,517     43,699     32,431
Depreciation and amortization     28,875     25,764     56,762     51,492
Nonrecurring charges (Note 5)       (592)         -       (592)         -
 Total operating expenses        108,175     89,054    209,265    194,415

Equity in earnings
 of joint ventures                 5,557      4,201      8,941      8,801

OPERATING INCOME                  50,960     48,692     95,863    107,752

Other income and (deductions)      2,710      1,555      6,077      1,541
Interest charges, minority inter-
 est and preferred dividends      19,468     13,834     34,458     27,879

Income before income taxes        34,202     36,413     67,482     81,414

Income taxes                      12,585     12,591     24,626     30,497

NET INCOME                      $ 21,617   $ 23,822 $   42,856 $   50,917

Average common shares
 outstanding                      66,492     66,294     66,433     66,263

Earnings per share              $    .33   $    .36 $      .65 $      .77

The accompanying notes are an integral part of these financial statements.


                    LG&E Energy Corp. and Subsidiaries
                              Balance Sheets
                               (Unaudited)
                             (Thousands of $)

                                  ASSETS

                                                      June 30,    Dec. 31,
                                                        1997        1996

CURRENT ASSETS:
Cash and temporary cash investments                 $  132,210 $  114,669
Marketable securities                                   10,996      5,815
Accounts receivable - less reserve                     376,327    545,729
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              15,651     14,576
 Gas stored underground                                 16,174     43,258
 Other                                                  31,802     32,426
Price risk management assets (Note 3)                   62,782     86,844
Prepayments and other                                    3,472     14,255
 Total current assets                                  649,414    857,572

OTHER PROPERTY AND INVESTMENTS - less reserve:
Investment in affiliates (Note 2)                      171,384    126,099
Non-utility property and plant, net (Note 2)           408,058    171,338
Price risk management assets (Note 3)                   49,924     36,623
Other                                                   25,261     21,465
 Total other property and investments                  654,627    355,525

UTILITY PLANT:
At original cost                                     2,721,261  2,685,209
Less:  reserve for depreciation                      1,037,437    999,987
 Net utility plant                                   1,683,824  1,685,222

DEFERRED DEBITS AND OTHER ASSETS                       121,389    113,573

Total assets                                        $3,109,254 $3,011,892

The accompanying notes are an integral part of these financial statements.


                    LG&E Energy Corp. and Subsidiaries
                          Balance Sheets (cont.)
                               (Unaudited)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                      June 30,    Dec. 31,
                                                        1997        1996

CURRENT LIABILITIES:
Long-term debt due within one year                  $   20,000 $        -
Notes payable (Note 6)                                 298,000    158,000
Accounts payable                                       322,749    528,556
Trimble County settlement                               15,072     17,511
Accrued taxes                                            5,532          -
Price risk management liabilities (Note 3)              77,637    108,402
Other                                                   76,006     63,366
 Total current liabilities                             814,996    875,835

Long-term debt (Note 2)                                664,284    646,835

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 312,326    288,107
Investment tax credit, in
 process of amortization                                77,869     80,040
Regulatory liability                                    75,600     77,287
Price risk management liabilities (Note 3)              23,824     27,482
Other                                                  123,939    109,760
 Total deferred credits and other liabilities          613,558    582,676

Minority interests (Note 2)                            102,594          -

Cumulative preferred stock                              95,328     95,328

COMMON EQUITY:
Common stock, without par value -
 Outstanding 66,484,875 shares
 and 66,341,444 shares                                 469,249    466,329
Other                                                   (1,380)    (1,105)
Retained earnings                                      350,625    345,994
 Total common equity                                   818,494    811,218

Total capital and liabilities                       $3,109,254 $3,011,892

The accompanying notes are an integral part of these financial statements.


                    LG&E Energy Corp. and Subsidiaries
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  42,856  $  50,917
Items not requiring cash currently:
 Depreciation and amortization                          56,762     51,492
 Deferred income taxes - net                             6,820     21,903
 Change in net price risk management assets            (23,662)    (9,568)
 Other                                                   4,151       (549)
Change in net current assets                            12,193      6,266
Other                                                   (5,787)   (29,141)
 Net cash flows from operating activities               93,333     91,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 (8,876)   (13,357)
Proceeds from sales of securities                        3,317     33,856
Construction expenditures                              (48,112)   (50,723)
Investment in affiliates                                  (985)        (3)
Acquisition of interests in
 Argentine natural gas distribution
 companies, net of cash and temporary
 cash investments acquired (Note 2)                   (125,852)         -
  Net cash flows from investing activities            (180,508)   (30,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                 2,900      1,499
Retirement of bonds and
 other long-term debt                                        -    (16,000)
Repayment of short-term borrowings                     (61,000)   (69,000)
Short-term borrowings                                  201,000     64,800
Payment of common dividends                            (38,184)   (36,764)
 Net cash flows from financing activities            $ 104,716  $ (55,465)


                    LG&E Energy Corp. and Subsidiaries
                     Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1997        1996

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                    $  17,541  $   5,628

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                   114,669     80,144

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $ 132,210  $  85,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                       $  25,702  $  13,413
  Interest on borrowed money                            24,445     25,232

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


                    LG&E Energy Corp. and Subsidiaries
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1997       1996       1997        1996

Balance at beginning
 of period                      $348,121   $325,630   $345,994   $316,930
Net income                        21,617     23,822     42,856     50,917
Cash dividends declared on
 common stock ($.2875, $.2775,
 $.575 and $.555 per share)       19,113     18,398     38,225     36,793

Balance at end of period        $350,625   $331,054   $350,625   $331,054

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

   In the opinion of management, all adjustments have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. The adjustments consist of those of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

   In the fourth quarter of 1996, the Company adopted the mark-to-market method of accounting for its energy trading and price risk management activities. The Company made the change effective January 1, 1996, and restated its 1996 quarterly results. The change increased net income for the three months ended June 30, 1996, by $26,000, with no effect on reported earnings per share. The change increased net income for the six months ended June 30, 1996, by $5,586,000, or $.08 per share.

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

   The fair values of the net assets acquired are shown below (in thousands of dollars):

   Assets                                          $333,580
   Liabilities                                       89,820
   Minority interests                               103,916
   Cash paid, excluding transaction costs           139,844
   Cash and cash equivalents acquired                16,453
   Net cash paid, excluding transaction costs       123,391
   Transaction costs                                  2,461
   Net cash paid                                   $125,852

   The Company has classified Centro's revenues, cost of revenues, and operating expenses since the date of acquisition as other in its income statement for the three- and six-month periods ended June 30, 1997.
   The Company included its share of the earnings of Cuyana in equity in earnings of joint ventures for this same period. Centro's property and equipment is included in non-utility property and plant, net, in the accompanying balance sheet as of June 30, 1997, while the Company's investment in Cuyana is included in investments in affiliates.

   The carrying amount of the Company's investment in Cuyana exceeded its share of the underlying equity of Cuyana by approximately $11 million at June 30, 1997. This difference reflects fair-value adjustments recorded at the time of purchase.

   Liabilities assumed in the purchase included negotiable obligations issued by Centro with a face amount of $38 million. The obligations mature in August 2001 and pay interest at 11.44% of face value. The Company classified the negotiable obligations as long-term debt in its balance sheet as of June 30, 1997.

3. Price Risk Management.

   The notional amounts and terms of the Company's price risk management contracts in which the Company pays or receives a fixed price for the underlying commodity at June 30, 1997, are shown below:

                                              Fixed      Fixed    Maximum
                                 Unit of      Price      Price    Term in
   Product                       Measure      Payor   Receiver      Years

   Electricity          Thousands of Mwh    123,432    148,417         11
   Natural gas        Thousands of MMBtu    861,290    851,138          8
   Canadian dollars               C$000s     23,750          -          2

   The weighted average terms of the Company's price risk management contracts at June 30, 1997, follow:

   Product                                    Term

   Electricity                            4 months
   Natural gas                           13 months
   Canadian dollars                       8 months

   The fair values of the Company's price risk management assets and liabilities at June 30, 1997, follow:

                                           Liabil-
   Counterparty                  Assets      ities

   Marketers                    $ 41,812   $ 22,498
   Energy producers               54,339     33,944
   Financial institutions          8,655      4,819
   Industrial and commercial
     users                         3,978     30,365
   Gas transmission companies        223        551
   Other                           3,699      1,641

   Totals                        112,706     93,818
   Reserves                            -      7,643

   Net values                   $112,706   $101,461

   The average fair values of the Company's price risk management assets and liabilities for the three- and six-month periods ended June 30, 1997, follow:

                                   Three Months            Six Months
                                           Liabil-               Liabil-
   Counterparty                  Assets      ities     Assets      ities

   Marketers                    $ 43,397    $25,453   $ 45,653    $46,976
   Energy producers               67,718     24,843     57,088     15,918
   Financial institutions          6,546      6,322      7,549     11,320
   Industrial and commercial
     users                         2,544     19,493      1,658     11,070
   Gas transmission companies        361        878        264      1,320
   Other                           7,358      1,633     10,155      7,836

   Totals                       $127,924    $78,622   $122,367    $94,440

   Commitments with 31 customers represented approximately 78% of the Company's price risk management assets at June 30, 1997.

   A 3% change in the market prices of electricity and natural gas at June 30, 1997, would have changed the Company's net income by approximately $2.9 million.

   Other Financial Instruments.

   The Company entered into an additional interest-rate swap in the second quarter of 1997 to hedge some of its notes payable. The swap has a notional amount of $50 million, and it matures in June 2002. The swap agreement calls for the Company to pay a fixed rate of 6.49%, and to receive a variable rate based on the three-month London Interbank Offered Rate. The rate received will change every three months. For the three- and six-month periods ended June 30, 1997, the rate received equaled 5.813%.

   None of the other information concerning other financial instruments disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 1996, changed materially during the six months ended June 30, 1997.

4. On May 20, 1997, the Company and KU Energy Corporation, a Kentucky corporation ("KU"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a merger of LG&E Energy and KU. Pursuant to the Merger Agreement, among other things, KU will be merged with and into LG&E Energy, with LG&E Energy as the surviving corporation (the "Merger"). The Merger, which was unanimously approved by the Boards of Directors of LG&E Energy and KU, is expected to close shortly after all of the conditions to consummation of the Merger, including the receipt of all applicable regulatory approvals, are met or waived.

   As a result of the Merger, the Company, which is the parent of LG&E, will become the parent company of KU's principal operating subsidiary, Kentucky Utilities Company ("Kentucky Utilities"). The operating utility subsidiaries (LG&E and Kentucky Utilities) will maintain their separate corporate identities and will continue to serve customers in Kentucky and Virginia under their present names. LG&E Energy and KU expect more than $760 million in gross non-fuel savings over a ten-year period following the Merger. Costs to achieve these synergies are estimated to be $77 million. In regulatory filings associated with approval of the Merger, LG&E and Kentucky Utilities will commit not to seek increases in base rates and are proposing reductions in their retail customers' bills in amounts based on 50% of the currently estimated cost savings to be achieved as a result of the Merger, less 50% of the costs to achieve such savings, in each of the five years following effectiveness of the Merger. The preferred stock and debt securities of the operating utility subsidiaries will not be affected by the Merger. Present nonutility operations of KU will be unaffected. The nonutility subsidiaries of KU will become subsidiaries of LG&E Energy.

   Under the terms of the Merger Agreement, each outstanding share of the common stock, without par value, of KU ("KU Common Stock") (other than shares with respect to which dissenters' rights are perfected under applicable state law), together with the associated KU stock purchase rights, will be converted into the right to receive 1.67 shares of common stock, without par value, of the Company ("LG&E Energy Common Stock"), together with the associated LG&E Energy stock purchase rights. A holder of KU Common Stock who would otherwise have been entitled to a fractional share of LG&E Energy Common Stock will be entitled to receive a cash payment in lieu of such fractional share. The outstanding shares of LG&E Energy Common Stock will remain unchanged and outstanding. As of May 16, 1997, there were 66,484,875 shares of LG&E Energy common stock outstanding, and 37,817,878 shares of KU common stock outstanding. Based on such capitalization, upon consummation of the Merger 51.3% of the outstanding LG&E Energy common stock will be owned by the shareholders of LG&E Energy prior to the Merger and 48.7% will be owned by former KU shareholders.

   The Merger is subject to customary closing conditions, including, without limitation, the approval of the holders of a majority of the outstanding shares of common stock of each of LG&E Energy and KU, the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals of various regulators in Kentucky and Virginia under state utility laws, the approval of the Federal Energy Regulatory Commission under the Federal Power Act, the approval of the Securities and Exchange Commission (the "SEC") under the Public Utility Holding Company Act of 1935, and the filing of requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of all applicable waiting periods thereunder. The Merger is also subject to the receipt of opinions of counsel that the Merger will qualify as a tax-free reorganization and assurances from the parties' independent accountants that the Merger will qualify as a pooling of interests for accounting purposes. In addition, the Merger is conditioned upon the effectiveness of a registration statement to be filed with the SEC with respect to the LG&E Energy Common Stock to be issued in the Merger and the approval for listing of such shares on the New York Stock Exchange. It is anticipated that LG&E Energy, as parent of LG&E and Kentucky Utilities, will continue to be an exempt holding company under the Public Utility Holding Company Act of 1935. Shareholder meetings to vote upon approval of the Merger will be convened as soon as practicable and are expected to be held later in 1997.

   The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by reference to the Company's current reports on Form 8-K, filed May 22, 1997, and May 30, 1997, (SEC File No. 1-10568) with the SEC.

5. In the fourth quarter of 1996, LG&E Natural Inc. (LG&E Natural) discovered that a marketer in its Calgary, Alberta, office had engaged in unauthorized transactions, resulting in significant losses in the Company's Canadian natural gas marketing business. The Company recorded an expense of $17.1 million (U.S.) after income taxes to reflect the losses. In the second quarter of 1997, the Company received an insurance settlement of $7.6 million (net of expenses) related to the losses. The Company included this amount in non-recurring charges in its income statements for the three- and six-month periods ended June 30, 1997. See Item 1, Legal Proceedings, under Part II.

   The Company reported in its Form 8-K dated April 28, 1997, that it intended to consolidate the trading, risk management and administrative operations of its power marketing and gas marketing divisions into a single energy marketing unit, located in its Louisville headquarters. This represented a step in the Company's plan to integrate its two marketing companies, LG&E Power Marketing Inc. (LG&E Power Marketing) and LG&E Natural, into a new division, LG&E Energy Marketing, to capitalize on the convergence of the electric and gas marketing industries. The consolidated division will expand the variety of commodities it will offer to include coal, emission allowances and other energy-related products.

   Under the integration plan, the Company moved LG&E Natural's trading, risk management, accounting, legal, credit management and other support operations from Dallas to Louisville, consolidating them with the Company's power marketing group already located there. The Company will maintain sales and marketing offices in Dallas as well as in Fairfax, Virginia; Chicago; Denver; and Costa Mesa, California.

   The Company recorded a charge of $7.0 million in the second quarter of 1997 to reflect the costs of the consolidation. The Company included this amount in non-recurring charges in its income statements for the three- and six-month periods ended June 30, 1997. This charge covered employee severance, facilities, information systems and other related costs. The Company expects future savings resulting from the integration to more than offset these costs.

6. Energy Systems had notes payable of $187 million at June 30, 1997, at weighted average interest rate of 5.97%. Gas Systems had notes payable of $111 million at a weighted average interest rate of 6.01% at June 30, 1997. LG&E Energy Corp. and LG&E had no notes payable at June 30, 1997.

   At June 30, 1997, the Company had lines of credit in place totaling $690 million ($200 million for LG&E, $250 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.), for which the companies pay commitment or facility fees. Unused capacity under these lines totaled $353.0 million after consideration of the above borrowings and approximately $39.0 million in letters of credit securing on- and off-balance-sheet commitments. LG&E Energy Corp.'s line of credit and $15 million of Gas Systems' lines of credit expired on July 31, 1997. The remaining credit lines are scheduled to expire at various times from 1998 through 2001. Management expects to renegotiate these remaining lines when they expire.

7. In April 1995, in response to an application filed by LG&E, the Kentucky Public Service Commission (Commission) approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, $2.4 million in 1996 and is expected to increase 1997 revenues an additional $.5 million.

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

8. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). This new standard is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adopting SFAS No. 125 had no impact on the Company's financial position or results of operations.

9. The Company adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities, effective January 1, 1997. This statement provides authoritative guidance for recognition, measurement, and disclosure of environmental remediation liabilities in financial statements. Due to the Company's previous recognition of this type of liability, adoption did not have a material impact on the Company's financial position or results of operation.

10.In February 1997, the Financial Accounting Standards Board issued
   Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective for periods ending after December 15, 1997. The Company does not expect this statement to have a material effect on its earnings per share.

11.See Item 1, Legal Proceedings, under Part II for a discussion of the reversal of a lower court's adverse ruling affecting Westmoreland-LG&E Partners' (WLP) efforts to recover capacity payments withheld by Virginia Electric and Power Company. The Company has a 50% interest in WLP, and WLP owns the Roanoke Valley I and II facilities.

12.See Item 1, Legal Proceedings, under Part II for a discussion of LG&E
   Westmoreland - Rensselaer's (LWR) obligation to negotiate towards a restructuring of its power-purchase agreement with Niagara Mohawk Power Corporation. The Company has a 50% interest in LWR, and LWR owns the Rensselaer facility.

13.Reference is made to Part II herein - Item 1, Legal Proceedings, and
   Note 16 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

On May 20, 1997, the Company entered into an Agreement and Plan of Merger with KU Energy Corporation ("KU Energy"), which is the parent company of Kentucky Utilities Company ("Kentucky Utilities"). Further information concerning this agreement and pro forma financial information relating thereto is included in Note 4 and Part II of the Form 10-Q. The following discussion and analysis is based in the financial condition and operations of the Company and does not reflect the potential effects of the combination between the Company and KU Energy.

The Company's principal subsidiary is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially.
Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; unusual weather; regulatory decisions, including decisions regarding the proposed combination of the Company and KU Energy; the factors described in Exhibit 99.02 of the Company's Form 8-K filed May 22, 1997, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

                          Results of Operations

The Company's results of operations are significantly affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

The Company restated its quarterly results for the three- and six-month periods ended June 30, 1996, to reflect adopting the mark-to-market method of accounting for its energy marketing and trading activities. See Note 1 of Notes to Financial Statements under Item 1.

              Three Months Ended June 30, 1997, Compared to
                     Three Months Ended June 30, 1996

Earnings per share decreased to $.33 in 1997 from $.36 in 1996 due to lower earnings at LG&E and higher corporate expenses, partially offset by higher energy marketing earnings and by increases resulting from acquiring interests in Centro and Cuyana in February 1997. The LG&E decrease resulted from lower electric volumes caused by unseasonably mild weather and from a one-time reduction of certain employee benefits recorded in operation expenses in the second quarter of 1996. The increase in energy marketing earnings resulted from higher power-marketing margins, partially offset by lower gas-marketing margins resulting from milder weather and reduced price volatility in the gas markets.

Utility Results:

LG&E's electric revenues decreased $5.9 million (4%) due to lower retail volumes resulting from unseasonably mild weather, partially offset by higher adjustments for demand side management and revenue decoupling. Gas revenues increased $4.8 million (16%) due to increased gas supply costs.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in LG&E's retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel and power purchased decreased $3.5 million (8%) for the quarter. Fuel for electric generation decreased $1.3 million (3%) for the quarter because of a decrease in generation ($1.6 million), partially offset by a higher cost of coal burned ($.3 million). Power purchased decreased $2.2 million (43%) because of fewer outages at the electric generating plants as compared to the same period in 1996.

Gas supply expenses increased $2.5 million (13%) due to an increase in net gas supply costs ($2.9 million), partially offset by a decrease in the volume of gas delivered to the distribution system ($.4 million).

Utility operation and maintenance expenses increased $4.2 million (8%). Operation expenses increased $5.6 million (18%) mainly due to recording a credit to expense in the second quarter of 1996 for a one-time reduction of certain employee fringe benefits in connection with a change in the collective bargaining agreement ($3.6 million) and a portion of settlement proceeds related to a commercial dispute ($1.0 million). Also contributing to the increase were higher costs to operate LG&E's electric power plants and distribution systems ($1.3 million). Maintenance expenses decreased $1.4 million (9%) because of a decrease in storm damage expenses.

Utility depreciation and amortization increased $.7 million because of additional depreciable plant in service.

Utility other income increased $.9 million primarily because of increased interest income from investments.

Utility interest charges and preferred dividends decreased $.5 million (5%) primarily because of a decrease in outstanding debt. LG&E's First Mortgage Bonds, 5.625% series of $16 million were retired at maturity on June 1, 1996, and $50 million in other debt was refinanced at more favorable rates in 1996.

Energy Marketing and Trading and Other Results:

See Note 5 of Notes to Financial Statements under Item 1, Part I, and Item 5, Other Information, under Part II of this report for a discussion of the Company's decision to consolidate the trading, risk management and administrative operations of its power marketing and gas marketing division into a single energy marketing unit at its Louisville headquarters.

Energy marketing and trading revenues and cost of revenues decreased $52.6 million (9%) and $55.7 million (10%), respectively, due to lower gas-marketing volumes and prices, partially offset by higher power-marketing volumes. The increase in gross margins reflects higher power-marketing margins, partially offset by lower gas-marketing margins. The decrease in gas-marketing margins resulted from milder weather and reduced price volatility in the gas markets. An agreement signed in the fourth quarter of 1996 with Oglethorpe Power Corporation contributed to the increase in power-marketing revenues and cost of revenues.

Other revenues and cost of revenues increased $40.1 million and $23.0 million, respectively, due to acquiring an interest in Centro in February 1997.

Operation and maintenance expense increased $12.4 million (108%) due to increases resulting from the Centro acquisition and higher energy-marketing and corporate expenses. The increase in energy-marketing expenses reflects the increase in power-marketing volumes.

Equity in earnings of joint ventures increased $1.4 million in 1997 due to no forced-outage days occurring at the Roanoke Valley I project during the quarter.

Non-utility depreciation and amortization increased $2.4 million mainly due to acquiring Centro.

Non-recurring charges included a net insurance settlement of $7.6 million ($8.5 million gross insurance recovery, less expenses) related to losses incurred in LG&E Natural's Calgary office. Non-recurring charges also included a charge of $7.0 million to reflect the costs of consolidating the trading, risk management and administrative operations of the Company's power marketing and gas marketing divisions into a single energy marketing unit, located in its Louisville headquarters. See Note 5 of Notes to Financial Statements.

Non-utility interest charges and minority interest increased $6.1 million due to an increase in notes payable and to the Centro acquisition.

The consolidated effective tax rate decreased to 36.5% in 1997 from 37.5% in 1996 mainly due to changes in the provisions for state and foreign income taxes.

Despite a strong second quarter in our non-regulated business, the Company expects to realize a mark-to-market loss from its energy marketing and trading operations during July 1997 due to extraordinarily abrupt changes in electric load demand and prices in certain regions of the country during the month of July. The Company estimates the after-tax impact of the loss, under the mark-to-market accounting method it adopted last year, will be approximately $6 to $8 million.

               Six Months Ended June 30, 1997, Compared to
                      Six Months Ended June 30, 1996

Earnings per share decreased to $.65 in 1997 from $.77 in 1996 due to lower energy marketing earnings and lower earnings at LG&E, partially offset by lower corporate expenses and by increases resulting from acquiring interests in Centro and Cuyana in February 1997. The decrease in energy marketing earnings resulted from lower gas-marketing margins, which resulted from milder weather and reduced price volatility in the gas markets. The LG&E decrease resulted from lower sales of electricity and natural gas caused by unseasonably mild weather conditions.

Utility Results:

LG&E's electric revenues decreased $12.9 million (4%) due to lower retail volumes resulting from unseasonably mild weather and to lower off-system sales, partially offset by higher adjustments for demand side management and revenue decoupling. Gas revenues increased $10.5 million (9%) due to increased gas supply costs, partially offset by lower volume resulting from unseasonably mild weather.

Fuel and power purchased decreased $7.5 million (9%) for the six months. Fuel for electric generation decreased $6.2 million (8%) for the six months ended June 30, 1997, primarily because of decreased generation ($6.6 million), partially offset by a higher cost of coal burned ($.4 million). Power purchased decreased $1.3 million (16%) due mainly to less power being purchased to meet native load and other power commitments and fewer outages at the electric generating plants.

Gas supply expenses increased $12.1 million (16%) primarily because of an increase in the cost of net gas supply ($25.5 million), partially offset by a decrease in the volume of gas delivered to the distribution system ($13.4 million).

Utility operation and maintenance expenses decreased $1.1 million (1%). Operation expenses increased $2.7 million over 1996 due to recording a credit to expense in 1996 for a one-time reduction of certain employee fringe benefits in connection with a change in the collective bargaining agreement ($3.6 million) and for settlement proceeds related to a commercial dispute ($1.0 million). In addition, expenses for the operation of electric power plants increased $2.4 million. Maintenance expenses decreased $3.8 million (13%) primarily due to a decrease in repairs at the electric generating plants ($2.6 million) and expenses related to storm damage ($1.2 million).

Utility depreciation and amortization increased $1.4 million because of additional depreiable plant in service.

Utility other income increased $2.3 million because of interest income recorded as a result of a favorable tax settlement and higher income from investments.

Utility interest charges and preferred dividends decreased $1.2 million (6%) primarily because of a decrease in outstanding debt and favorable refinancing activities.

Energy Marketing and Trading and Other Results:

See Note 5 of Notes to Financial Statements under Item 1, Part I, and Item 5, Other Information, under Part II of this report for a discussion of the Company's decision to consolidate the trading, risk management and administrative operations of its power marketing and gas marketing division into a single energy marketing unit at its Louisville headquarters.

Energy marketing and trading revenues and cost of revenues increased $362.3 million (30%) and $376.1 million (32%), respectively, due to higher volumes. The decrease in gross margins reflects milder weather and reduced price volatility in the gas markets. Slightly higher power-marketing gross margins partially offset the decrease in gas margins.

Other revenues and cost of revenues increased $54.3 million and $30.6 million, respectively, due to acquiring an interest in Centro in February 1997.

Operation and maintenance expense increased $11.3 million (35%) due to acquiring an interest in Centro and to higher energy-marketing expenses. The increase in energy-marketing expenses reflects the increase in power-marketing volumes.

Non-utility depreciation and amortization increased $3.9 million mainly due to acquiring an interest in Centro.

Non-recurring charges included a net insurance settlement of $7.6 million ($8.5 million gross insurance recovery, less expenses) related to losses incurred in LG&E Natural's Calgary office. Non-recurring charges also included a charge of $7.0 million to reflect the costs of consolidating the trading, risk management and administrative operations of the Company's power marketing and gas marketing divisions into a single energy marketing unit, located in its Louisville headquarters. See Note 5 of Notes to Financial Statements under Item 1.

Non-utility other income increased $2.2 million due mainly to LG&E Natural's receiving a settlement in a legal dispute.

Non-utility interest charges and minority interest increased $7.8 million due to an increase in notes payable and to the Centro acquisition.

The consolidated effective tax rate increased to 36.8% in 1997 from 34.6% in 1996 mainly due to changes in the provisions for state and foreign income taxes.

                     Liquidity and Capital Resources

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects, efforts to expand and improve gas gathering and processing facilities, information system enhancements, and other business development opportunities. Construction expenditures for the six months ended June 30, 1997, of $48.1 million were financed with internally-generated funds.

The Company recently acquired interests in two Argentine natural gas distribution companies for $140 million (see Note 2 of Notes to Financial Statements). The Company also recently entered into an agreement with New Energy Ventures to provide energy-related services to retail customers throughout the United States. On June 9, 1997, certain subsidiaries of the Company entered into a Participation Agreement with Big Rivers Electric Corporation (Big Rivers), setting forth the detailed parameters of the proposed 25-year lease by Company affiliates of the generation assets of Big Rivers. On the same date, these arrangements were approved by the creditors of Big Rivers as part of the confirmation of Big Rivers' Plan of Reorganization by the U.S. Bankruptcy Court. Consummation of this transaction is subject to a number of conditions, including receipt of federal and state regulatory approvals. The Company made initial filings seeking certain of these regulatory approvals from the Kentucky Public Service Commission on June 30, 1997. (See Item 1, Business, and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for background and a further discussion of this proposed transaction.)

The Company had margin balances totaling $1.4 million on deposit with brokers at June 30, 1997. Brokers require the deposits to address changes in the market prices of financial instruments used in the Company's price risk management activities.

The Company's combined cash and marketable securities balance increased $22.7 million during the six months ended June 30, 1997. The increase reflects cash flows from operations and a net increase in notes payable, partially offset by construction expenditures, the acquisition of interests in the Argentine natural gas distribution companies, and dividends paid.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The significant decreases in accounts receivable and accounts payable resulted mainly from seasonal fluctuations in LG&E Natural's and LG&E's businesses, partially offset by increases resulting from acquiring Centro and seasonal fluctuations in LG&E Power Marketing's business. Gas stored underground decreased due to seasonal fluctuations in LG&E's business.

The significant increases in investments in affiliates and non-utility property and plant, net, resulted from acquiring interests in the Argentine natural gas companies. The increase in long-term debt resulted from the Argentine acquisition, partially offset by a decrease resulting from $20.0 million of LG&E's long-term debt becoming current. The changes in price risk management assets and liabilities resulted from seasonal fluctuations in LG&E Natural's and LG&E Power Marketing's businesses.

The significant increase in notes payable resulted from borrowing additional funds to finance the acquisition of interests in the Argentine natural gas companies, and to fund working capital needs.

At June 30, 1997, loan agreements and lines of credit were in place totaling $690 million ($200 million for LG&E, $250 million for Energy Systems, $215 million for Gas Systems, and $25 million for LG&E Energy Corp.) for which the companies pay commitment or facility fees. Unused capacity under these lines totaled $353.0 million after consideration of outstanding borrowings and approximately $39.0 million in letters of credit securing on- and off-balance-sheet commitments. LG&E Energy Corp.'s line of credit and $15 million of Gas Systems' lines of credit expired on July 31, 1997. The remaining credit facilities are scheduled to expire at various times between 1998 and 2001. Management expects to renegotiate the remaining facilities when they expire. In May 1997, LG&E Gas Systems amended the loan agreement with its lenders to remove the requirement that it meet an earnings-to-interest covenant for the twelve-month periods ended March 31, 1997, and June 30, 1997. The lenders under the credit facilities for LG&E Energy Systems Inc. and LG&E Gas Systems Inc. are entitled to the benefits of Support Agreements with LG&E Energy Corp.

The Company's capitalization ratios at June 30, 1997, and December 31, 1996, follow:

                                              June 30,  Dec. 31,
                                                1997      1996

Long-term debt (including current portion)      36.1%     37.8%
Notes payable                                   15.7       9.2
Preferred stock                                  5.0       5.6
Common equity                                   43.2      47.4
Total                                          100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.


                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1996: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 3 and 16 of the Notes to Financial Statements under
Item 8. Except as noted below, the proceedings reported in the Company's 1996 Form 10-K have not changed materially.

Roanoke Valley I. Westmoreland-LG&E Partners (WLP), the partnership that owns the Roanoke Valley I and II facilities, is seeking the recovery of capacity payments withheld by Virginia Electric and Power Company. In June 1997, the Virginia Supreme Court reversed an adverse lower court ruling and remanded the case for a trial. The new trial date has not been established. See Item 1 and Note 16 of Notes to Financial Statements under
Item 8 of the Company's Form 10-K for the year ended December 31, 1996.

Rensselaer. LG&E Westmoreland - Rensselaer (LWR), in which the Company has a 50% interest through an indirect subsidiary, has executed a master restructuring agreement with Niagara Mohawk Power Corporation (NIMO) and 15 other independent power companies (IPPs) effective July 9, 1997. Under this agreement, LWR has an obligation to negotiate towards a restructuring of its Power Purchase Agreement between NIMO and LWR. Upon completion of a restructuring and satisfaction of conditions precedent, including all IPPs receiving necessary approvals and NIMO successfully arranging financing, LWR would receive consideration from NIMO. Due to the early stage of the project restructuring at this time and the existence of numerous conditions thereto, the Company is not able to predict the outcome of this event. Based upon the terms of the agreement and the current status of the restructuring, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

Calgary. On November 22, 1996 LG&E Natural Canada Inc., a subsidiary of LG&E Natural, initiated action in the Court of the Queens Bench of Alberta, Calgary against a former employee. That action and an additional action, filed on the same date in the General Division of the Ontario Court, also named a natural gas sales and marketing company and the director, president and secretary of that company (the "Marketing Company Defendants"). The action against such Marketing Company Defendants was settled on June 6, 1997. An amended statement of claim was filed in the Calgary action on December 23, 1996, naming additional parties. These lawsuits were filed as a result of LG&E Natural's discovery in the fourth quarter of 1996 that the former employee had engaged in unauthorized transactions. Counterclaims have been filed seeking damages of approximately forty million dollars for, among other things, defamation and breach of contract. In the second quarter of 1997, the Company received an insurance settlement of $7.6 million (net of expenses) related to the losses. See Note 5 of Notes to Financial Statements under Part I, Item 1. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

a) The Company's Annual Meeting of Shareholders was held on May 8, 1997.

b) Not applicable.

c) The matters voted upon and the results of the voting at the Annual Meeting are set forth below:

1. The shareholders voted to elect the Company's nominees for election to the Board of Directors as follows:

   William C. Ballard, Jr. -- 47,961,683.221 common shares cast in favor of election and 1,865,299.688 shares withheld.

   Ronald L. Bittner -- 51,867,738.784 common shares cast in favor of election and 283,523.125 shares withheld.

   S. Gordon Dabney -- 52,422,850.365 common shares cast in favor of election and 207,527.544 shares withheld.

   T. Ballard Morton, Jr. -- 52,437,617.133 common shares cast in favor of election and 204,563.776 shares withheld.

   Holders of 87,087.000 common shares abstained from voting on this matter.

2. The shareholders voted 52,258,719.312 common shares in favor of and 156,318.966 shares against the approval of Arthur Anderson LLP as independent auditors for 1997. Holders of 317,956.631 common shares abstained from voting on this matter.

d) Not applicable.

Item 5.  Other Information.

Unaudited Pro Forma Financial Information.

On May 20, 1997, the Company and KU Energy Corporation, a Kentucky corporation ("KU"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a merger of LG&E Energy and KU. Pursuant to the Merger Agreement, among other things, KU will be merged with and into LG&E Energy, with LG&E Energy as the surviving corporation (the "Merger"). The Merger, which was unanimously approved by the Boards of Directors of LG&E Energy and KU, is expected to close shortly after all of the conditions to consummation of the Merger, including the receipt of all applicable regulatory approvals, are met or waived. See Note 4 of Notes to Financial Statements under Part I, Item 1, for more information.

The following unaudited pro forma financial information combines the historical balance sheets and statements of income of LG&E Energy and KU Energy, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at June 30, 1997, gives effect to the Merger as if it had occurred at June 30, 1997. The unaudited pro forma combined condensed statements of income for all periods give effect to the Merger as if it had occurred at January 1, 1994. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of LG&E Energy and KU Energy, incorporated herein by reference. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date as of which, or at the beginning of the periods for which, the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of seasonal fluctuations in temperature and other weather-related factors on the operations of LG&E Energy and KU Energy, financial results for the three- and six-month periods ended June 30, 1997, and June 30, 1996, are not necessarily indicative of trends for any twelve-month period.

See Note 3 of Notes to Financial Statements under Part I, Item 1.


                            LG&E Energy Corp.
           Unaudited Pro Forma Combined Condensed Balance Sheet
                           As of June 30, 1997
                             (Thousands of $)

                                  ASSETS

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

CURRENT ASSETS:
Cash and temporary cash
 investments                  $  132,210 $   21,418 $        - $  153,628
Marketable securities             10,996          -          -     10,996
Accounts receivable -
 less reserve                    376,327     66,425        (21)   442,731
Materials and supplies - pri-
 marily at average cost:
  Fuel (predominantly coal)       15,651     37,189          -     52,840
  Gas stored underground          16,174          -          -     16,174
  Other                           31,802     23,370          -     55,172
Price risk management
 assets                           62,782          -          -     62,782
Prepayments and other              3,472      6,679          -     10,151
 Total current assets            649,414    155,081        (21)   804,474

OTHER PROPERTY AND INVESTMENTS -
 less reserve:
  Investment in affiliates       171,384      2,172          -    173,556
  Non-utility property and
   plant, net                    408,058      2,714          -    410,772
  Price risk management
   assets                         49,924          -          -     49,924
  Other                           25,261     41,327          -     66,588
   Total other property and
     investments                 654,627     46,213          -    700,840

UTILITY PLANT:
At original cost               2,721,261  2,577,611          -  5,298,872
Less:  reserve for
 depreciation                  1,037,437  1,099,749          -  2,137,186
  Net utility plant            1,683,824  1,477,862          -  3,161,686

DEFERRED DEBITS AND OTHER
 ASSETS                          121,389     47,585      8,250    177,224

Total assets                  $3,109,254 $1,726,741 $    8,229 $4,844,224

See accompanying notes to Unaudited Pro Forma Combined Financial
Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Balance Sheet (cont.)
                           As of June 30, 1997
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

CURRENT LIABILITIES:
Long-term debt due within
 one year                     $   20,000 $       21 $        - $   20,021
Notes payable                    298,000     51,800          -    349,800
Accounts payable                 322,749     26,937     16,479    366,165
Trimble County settlement         15,072          -          -     15,072
Accrued taxes                      5,532      2,849     (3,330)     5,051
Price risk management
 liabilities                      77,637          -          -     77,637
Other                             76,006     35,306          -    111,312
 Total current liabilities       814,996    116,913     13,149    945,058

Long-term debt                   664,284    546,351          -  1,210,635

DEFERRED CREDITS AND OTHER
 LIABILITIES:
 Accumulated deferred income
  taxes                          312,326    249,208          -    561,534
 Investment tax credit, in
  process of amortization         77,869     28,123          -    105,992
 Regulatory liability             75,600     53,305          -    128,905
 Price risk management
  liabilities                     23,824          -          -     23,824
 Other                           123,939     43,706          -    167,645
  Total deferred credits and
   other liabilities             613,558    374,342          -    987,900

Minority interests               102,594          -          -    102,594

Cumulative preferred stock        95,328     40,000          -    135,328

Common equity                    818,494    649,135     (4,920) 1,462,709

Total capital and liabilities $3,109,254 $1,726,741 $    8,229 $4,844,224

See accompanying notes to Unaudited Pro Forma Combined Financial
Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                     Three Months Ended June 30, 1997
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading    $522,515   $      -   $      -   $522,515
Electric utility                 145,919    162,861        (35)   308,745
Gas utility                       34,191          -          -     34,191
Other                             44,636      1,550          -     46,186
 Total revenues                  747,261    164,411        (35)   911,637

COST OF REVENUES:
Energy marketing and trading     507,933          -          -    507,933
Fuel and power purchased          38,407     61,212        (35)    99,584
Gas supply expenses               21,144          -          -     21,144
Other                             26,199          -          -     26,199
 Total cost of revenues          593,683     61,212        (35)   654,860

Gross profit                     153,578    103,199          -    256,777

OPERATING EXPENSES:
Operation and maintenance:
 Utility                          55,965     54,787          -    110,752
 Energy marketing and trading
  and other                       23,927        844          -     24,771
Depreciation and amortization     28,875     20,957          -     49,832
Non-recurring charges              (592)          -          -      (592)
 Total operating expenses        108,175     76,588          -    184,763

Equity in earnings
 of joint ventures                 5,557          -          -      5,557

OPERATING INCOME                  50,960     26,611          -     77,571

Other income and (deductions)      2,710      1,833          -      4,543
Interest charges, minority inter-
 est and preferred dividends      19,468     10,464          -     29,932

Income before income taxes        34,202     17,980          -     52,182

Income taxes                      12,585      5,930          -     18,515

NET INCOME                      $ 21,617   $ 12,050   $      -   $ 33,667

Average common shares
 outstanding                      66,492     37,818     25,338    129,648

Earnings per share              $    .33   $    .32   $      - $      .26

See accompanying notes to Unaudited Pro Forma Combined Financial
Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                     Three Months Ended June 30, 1996
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading    $575,160   $      -   $      -   $575,160
Electric utility                 151,857    167,510       (250)   319,117
Gas utility                       29,362          -          -     29,362
Other                              4,534      1,091          -      5,625
 Total revenues                  760,913    168,601       (250)   929,264

COST OF REVENUES:
Energy marketing and trading     563,605          -        (45)   563,560
Fuel and power purchased          41,863     62,668       (205)   104,326
Gas supply expenses               18,652          -          -     18,652
Other                              3,248          -          -      3,248
 Total cost of revenues          627,368     62,668       (250)   689,786

Gross profit                     133,545    105,933          -    239,478

OPERATING EXPENSES:
Operation and maintenance:
 Utility                          51,773     51,664          -    103,437
 Energy marketing and trading
  and other                       11,517        563          -     12,080
Depreciation and amortization     25,764     20,154          -     45,918
 Total operating expenses         89,054     72,381          -    161,435

Equity in earnings
 of joint ventures                 4,201          -          -      4,201

OPERATING INCOME                  48,692     33,552          -     82,244

Other income and (deductions)      1,555      1,456          -      3,011
Interest charges and
 preferred dividends              13,834     10,345          -     24,179

Income before income taxes        36,413     24,663          -     61,076

Income taxes                      12,591      8,590          -     21,181

NET INCOME                      $ 23,822   $ 16,073   $      -   $ 39,895
Average common shares
 outstanding                      66,294     37,818     25,338    129,450

Earnings per share              $    .36   $    .42   $      -   $    .31

See accompanying notes to Unaudited Pro Forma Combined Financial
Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                      Six Months Ended June 30, 1997
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading  $1,580,966   $      -   $     (4)$1,580,962
Electric utility                 274,746    341,769       (240)   616,275
Gas utility                      130,929          -          -    130,929
Other                             63,863      2,727          -     66,590
 Total revenues                2,050,504    344,496       (244) 2,394,756

COST OF REVENUES:
Energy marketing and trading   1,554,329          -        (15) 1,554,314
Fuel and power purchased          73,426    123,528       (229)   196,725
Gas supply expenses               88,969          -          -     88,969
Other                             37,593          -          -     37,593
 Total cost of revenues        1,754,317    123,528       (244) 1,877,601

Gross profit                     296,187    220,968          -    517,155

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         109,396    101,599          -    210,995
 Energy marketing and trading
  and other                       43,699      1,463          -     45,162
Depreciation and amortization     56,762     41,839          -     98,601
Non-recurring charges               (592)         -          -      (592)
 Total operating expenses        209,265    144,901          -    354,166

Equity in earnings
 of joint ventures                 8,941          -          -      8,941

OPERATING INCOME                  95,863     76,067          -    171,930

Other income and (deductions)      6,077      2,361          -      8,438
Interest charges, minority inter-
 est and preferred dividends      34,458     20,904          -     55,362

Income before income taxes        67,482     57,524          -    125,006

Income taxes                      24,626     20,611          -     45,237

NET INCOME                    $   42,856   $ 36,913   $      - $   79,769

Average common shares
 outstanding                      66,433     37,818     25,338    129,589

Earnings per share            $      .65   $    .98   $      - $      .62

See accompanying notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                      Six Months Ended June 30, 1996
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading  $1,218,714   $      -   $      - $1,218,714
Electric utility                 287,676    358,500       (575)   645,601
Gas utility                      120,418          -          -    120,418
Other                              9,534      2,210          -     11,744
 Total revenues                1,636,342    360,710       (575) 1,996,477

COST OF REVENUES:
Energy marketing and trading   1,178,266          -       (186) 1,178,080
Fuel and power purchased          80,879    134,197       (389)   214,687
Gas supply expenses               76,884          -          -     76,884
Other                              6,947          -          -      6,947
 Total cost of revenues        1,342,976    134,197       (575) 1,476,598

Gross profit                     293,366    226,513          -    519,879

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         110,492     99,788          -    210,280
 Energy marketing and trading
  and other                       32,431      1,007          -     33,438
Depreciation and amortization     51,492     40,219          -     91,711
Non-recurring charges                  -      1,480          -      1,480
 Total operating expenses        194,415    142,494          -    336,909

Equity in earnings
 of joint ventures                 8,801          -          -      8,801

OPERATING INCOME                 107,752     84,019          -    191,771

Other income and (deductions)      1,541      3,502          -      5,043
Interest charges and
 preferred dividends              27,879     21,107          -     48,986

Income before income taxes        81,414     66,414          -    147,828

Income taxes                      30,497     24,022          -     54,519

NET INCOME                    $   50,917   $ 42,392   $      - $   93,309

Average common shares
 outstanding                      66,263     37,818     25,338    129,419

Earnings per share            $      .77   $   1.12   $      - $      .72

See accompanying notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                    Twelve Months Ended June 30, 1997
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading  $3,099,192   $      -   $     (4)$3,099,188
Electric utility                 594,230    694,955       (425) 1,288,760
Gas utility                      224,930          -          -    224,930
Other                             85,275      5,039          -     90,314
 Total revenues                4,003,627    699,994       (429) 4,703,192

COST OF REVENUES:
Energy marketing and trading   3,039,965          -        (85) 3,039,880
Fuel and power purchased         158,870    250,020       (344)   408,546
Gas supply expenses              152,567          -          -    152,567
Other                             44,202          -          -     44,202
 Total cost of revenues        3,395,604    250,020       (429) 3,645,195

Gross profit                     608,023    449,974          -  1,057,997

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         213,690    203,622          -    417,312
 Energy marketing and trading
  and other                       79,175      3,215          -     82,390
Depreciation and amortization    108,826     82,232          -    191,058
Non-recurring charges             25,738      4,012          -     29,750
 Total operating expenses        427,429    293,081          -    720,510

Equity in earnings
 of joint ventures                18,958          -          -     18,958

OPERATING INCOME                 199,552    156,893          -    356,445

Other income and (deductions)      8,344      4,186          -     12,530
Interest charges, minority inter-
 est and preferred dividends      60,466     41,687          -    102,153

Income before income taxes       147,430    119,392          -    266,822

Income taxes                      51,488     42,923          -     94,411

NET INCOME                    $   95,942   $ 76,469   $      - $  172,411

Average common shares
 outstanding                      66,378     37,818     25,338    129,534

Earnings per share            $     1.45   $   2.02   $      - $     1.33

See accompanying notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                  Twelve Months Ended December 31, 1996
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading  $2,736,940   $      -   $      - $2,736,940
Electric utility                 607,160    711,686       (760) 1,318,086
Gas utility                      214,419          -          -    214,419
Other                             30,946      4,522          -     35,468
 Total revenues                3,589,465    716,208       (760) 4,304,913

COST OF REVENUES:
Energy marketing and trading   2,663,902          -       (257) 2,663,645
Fuel and power purchased         166,323    260,688       (503)   426,508
Gas supply expenses              140,482          -          -    140,482
Other                             13,556          -          -     13,556
 Total cost of revenues        2,984,263    260,688       (760) 3,244,191

Gross profit                     605,202    455,520          -  1,060,722

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         214,786    201,811          -    416,597
 Energy marketing and trading
  and other                       67,907      2,759          -     70,666
Depreciation and amortization    103,556     80,612          -    184,168
Non-recurring charges             26,330      5,493          -     31,823
 Total operating expenses        412,579    290,675          -    703,254

Equity in earnings
 of joint ventures                18,818          -          -     18,818

OPERATING INCOME                 211,441    164,845          -    376,286

Other income and (deductions)      3,808      5,327          -      9,135
Interest charges and
 preferred dividends              53,887     41,889          -     95,776

Income before income taxes       161,362    128,283          -    289,645

Income taxes                      57,359     46,334          -    103,693

NET INCOME                    $  104,003   $ 81,949   $      - $  185,952

Average common shares
 outstanding                      66,294     37,818     25,338    129,450

Earnings per share            $     1.57   $   2.17   $      - $     1.44

See accompanying notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                  Twelve Months Ended December 31, 1995
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading  $  630,249   $      -   $ (1,616)$  628,633
Electric utility                 571,086    686,400     (2,212) 1,255,274
Refund - Trimble County         (28,300)          -          -   (28,300)
Gas utility                      181,126          -          -    181,126
Other                             20,519      4,028          -     24,547
 Total revenues                1,374,680    690,428     (3,828) 2,061,280

COST OF REVENUES:
Energy marketing and trading     604,302          -          -    604,302
Fuel and power purchased         154,832    259,424     (3,828)   410,428
Gas supply expenses              110,738          -          -    110,738
Other                             19,858          -          -     19,858
 Total cost of revenues          889,730    259,424     (3,828) 1,145,326

Gross profit                     484,950    431,004          -    915,954

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         203,284    198,712          -    401,996
 Energy marketing and trading
  and other                       39,874      2,969          -     42,843
Depreciation and amortization     94,393     75,268          -    169,661
 Total operating expenses        337,551    276,949          -    614,500

Equity in earnings
 of joint ventures                28,158          -          -     28,158

OPERATING INCOME                 175,557    154,055          -    329,612

Other income and (deductions)      5,389      6,092          -     11,481
Interest charges and
 preferred dividends              53,822     42,273          -     96,095

Income before income taxes       127,124    117,874          -    244,998

Income taxes                      44,294     41,821          -     86,115

NET INCOME                    $   82,830   $ 76,053   $      - $  158,883

Average common shares
 outstanding                      66,105     37,818     25,338    129,261

Earnings per share            $     1.25   $   2.01   $      - $     1.23

See accompanying notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                  Twelve Months Ended December 31, 1994
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading    $  1,289   $      -   $      - $    1,289
Electric utility                 559,327    636,628       (328) 1,195,627
Gas utility                      200,129          -          -    200,129
Other                             68,918      2,604          -     71,522
 Total revenues                  829,663    639,232       (328) 1,468,567

COST OF REVENUES:
Energy marketing and trading       1,222          -          -      1,222
Fuel and power purchased         153,356    232,096       (328)   385,124
Gas supply expenses              131,561          -          -    131,561
Other                             56,395          -          -     56,395
 Total cost of revenues          342,534    232,096       (328)   574,302

Gross profit                     487,129    407,136          -    894,265

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         202,123    193,428          -    395,551
 Energy marketing and trading
  and other                       24,629      2,053          -     26,682
Depreciation and amortization     84,173     65,441          -    149,614
Non-recurring charges             48,743          -          -     48,743
 Total operating expenses        359,668    260,922          -    620,590

Equity in earnings
 of joint ventures                12,883          -          -     12,883

OPERATING INCOME                 140,344    146,214          -    286,558

Other income and (deductions)     13,718      8,121          -     21,839
Contribution to charitable
 foundation                       15,000          -          -     15,000
Interest charges and
 preferred dividends              48,839     36,453          -     85,292

Income from continuing
 operations before
 income taxes                     90,223    117,882          -    208,105

Income taxes                      33,394     42,006          -     75,400

Income from continuing
 operations                       56,829     75,876          -    132,705


                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
              Twelve Months Ended December 31, 1994 (cont.)
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

Gain on sale of dis-
 continued operations,
 net of income taxes of
 $35,048                          51,805          -          -     51,805

Income before cumulative
 effect of change in
 accounting principle            108,634     75,876          -    184,510

Cumulative effect of change
 in accounting principle,
 net of taxes of $2,280          (3,369)          -          -    (3,369)

NET INCOME                      $105,265   $ 75,876   $      - $  181,141

Average common shares
 outstanding                      65,982     37,818     25,338    129,138

Earnings per share:
 From continuing operations     $    .86   $   2.01   $      -  $     1.03
 Gain on sale of dis-
  continued operations               .79          -          -         .40
 Cumulative effect of
  accounting change                 (.05)         -          -        (.03)
   Total                        $   1.60   $   2.01   $      -  $     1.40

See accompanying notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                             LG&E Energy Corp.

   Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

1. Reclassifications have been made to certain "as reported" account balances reflected in KU Energy's financial statements to conform to this reporting presentation. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

2. Intercompany transactions (power purchased and power sales transactions) between LG&E Energy and KU Energy during the periods presented were eliminated through pro forma adjustments.

3. The allocation between LG&E Energy and KU Energy and their customers of the estimated cost savings resulting from the Merger, net of the estimated costs incurred to achieve such savings, and the treatment of transaction costs, will be subject to regulatory review and approval. None of the estimated cost savings or costs to achieve such savings has been reflected in the pro forma combined condensed statements of income. A charge of $4.92 million ($8.25 million, net of income taxes of $3.33 million) to retained earnings and $8.25 million as deferred debits and other assets in the pro forma combined condensed balance sheet has been made to recognize such estimated transaction costs. Transaction costs are currently estimated to be approximately $16.5 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing).

4. The pro forma combined condensed financial statements reflect the conversion of each share of KU Energy Common Stock (no par value) outstanding into 1.67 shares of LG&E Energy Common Stock (no par value) as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

5. LG&E Energy's net income for the three months, six months, and twelve months, ended June 30, 1997, includes the effect of an $8.5 million insurance settlement related to the Calgary trading loss discussed in
   Note 7 below, partially offset by a one-time restructuring charge of $7.5 million for the consolidation of LG&E Energy's energy marketing group.

6. LG&E Energy adopted the mark-to-market method of accounting for its energy trading and price risk management activities during 1996. This resulted in an increase in Energy Marketing and Trading revenues and income from operations of $26.2 million for 1996 and $16.6 million for the twelve months ended June 30, 1997. The impact on prior period financial results was immaterial.

7. LG&E Energy's net income for the year ended December 31, 1996, and twelve months ended June 30, 1997, includes a non-recurring after-tax charge of $17.1 million for losses in its natural gas marketing business resulting from unauthorized transactions entered into by a marketer in its Calgary, Alberta, office. This charge is reflected in non-recurring charges on the respective statements of income.

8. KU Energy's net income for the six months and twelve months ended June 30, 1997, and year ended 1996 include a non-recurring write-off of nonutility investments. This charge is reflected in Non-recurring charges on the respective statements of income.

9. 1995 operating revenues were reduced by $28.3 million related to a settlement agreement approved by the Kentucky Commission on December 8, 1995, which resolved numerous legal and regulatory proceedings to determine the appropriate ratemaking treatment to implement the Kentucky Commission's 1988 decision that LG&E should not be allowed to recover 25% of the cost of Trimble County Unit 1 (Trimble County) from ratepayers.

10.Electric utility revenues and fuel and power purchased costs for KU
   Energy for 1994 were reduced by $19.4 million and $23.1 million, respectively, resulting from refunds made pursuant to regulatory orders related to the resolution of a coal contract dispute. The difference between the reduction in operating revenues and the reduction in fuel expense is attributable to incurred litigation costs, fuel cost savings related to opportunity sales and costs incurred to administer the refund plan. These amounts were retained by Kentucky Utilities pursuant to regulatory orders.

11.LG&E Energy's 1994 net income includes pre-tax non-recurring charges of $48.7 million. As part of a study of its business strategy and realignment during 1994, LG&E re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Kentucky Commission. As a result of this re-evaluation, LG&E wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Kentucky Commission, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. In addition, a nonutility subsidiary of LG&E Energy recorded a reserve of $10.1 million before taxes for the costs related to vacating leased office space.

12.LG&E Energy's 1994 net income includes a pre-tax charge of $15 million.
   This represented an irrevocable payment made to a tax-exempt charitable foundation formed by LG&E Energy in 1994. This charge is reflected in the Contribution to Charitable Foundation on the Statement of Income.

13.LG&E Energy's 1994 net income includes the recognition of a gain on the sale of its 36.5% partnership interest in Natural Gas Clearinghouse for $170 million. The transaction resulted in an after-tax gain of approximately $52 million. This adjustment is reflected as a gain on sale of discontinued operations, net of income taxes.

14.LG&E Energy's 1994 net income includes an adjustment for a change in accounting for post-employment benefits adopted pursuant to Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits. This adjustment is reflected as a cumulative effect of change in accounting for post-employment benefits, net of income taxes.

Item 6(a).  Exhibits.

Exhibit
Number              Description

2 Agreement and Plan of Merger, dated as of May 20, 1997, by and between LG&E Energy and KU Energy, including certain exhibits thereto. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K filed May 30, 1997 and incorporated by reference herein.)

23.01               Consent of Independent Public Accountants.

27                  Financial Data Schedule.

99.1 KU Energy Stock Option Agreement, dated as of May 20, 1997, by and between KU Energy and LG&E Energy. (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 30, 1997 and incorporated by reference herein.)

99.2 LG&E Energy Stock Option Agreement, dated as of May 20, 1997, by and between KU Energy and LG&E Energy. (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 30, 1997 and incorporated by reference herein.)

99.3 Audited Financial Statements of KU Energy Corporation (Item 8 of Part II of KU Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-10944, and incorporated by reference herein).

99.4 Unaudited Interim Financial Statements of KU Energy Corporation (Item 1 in Part I of KU Energy
                    Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-10944, and incorporated by reference herein).

Item 6(b).  Reports on Form 8-K.

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

On May 22, 1997, the Company filed a report on Form 8-K announcing that on May 20, 1997, it and KU Energy Corporation entered into an agreement providing for a merger of the two companies, and that the two companies also entered into reciprocal stock option agreements.

On May 30, 1997, the Company filed a report on Form 8-K with the KU merger agreement and related stock option agreements attached as exhibits.


                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  August 14, 1997          /s/ Victor A. Staffieri
                                Victor A. Staffieri
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)