Form 10-Q
period 1997-09-30
LG&E ENERGY CORP; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1997-11-12
CIK 861388, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1997


                                    or


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     Commission    Registrant, State of Incorporation,     IRS Employer
    File Number       Address, and Telephone Number     Identification No.

      1-10568               LG&E Energy Corp.               61-1174555
                         (A Kentucky Corporation)
                           220 West Main Street
                              P.O. Box 32030
                          Louisville, Ky. 40232
                              (502) 627-2000

      2-26720      Louisville Gas and Electric Company      61-0264150
                         (A Kentucky Corporation)
                           220 West Main Street
                              P.O. Box 32010
                          Louisville, Ky. 40232
                              (502) 627-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                            LG&E Energy Corp.
      66,527,636 shares, without par value, as of October 31, 1997.

                   Louisville Gas and Electric Company
      21,294,223 shares, without par value, as of October 31, 1997, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by LG&E Energy Corp. and Louisville Gas and Electric Company. Information contained herein related to LG&E Energy Corp. or any of its direct or indirect subsidiaries other than Louisville Gas and Electric Company is provided solely by LG&E Energy Corp. and not Louisville Gas and Electric Company and shall be deemed not included in the Form 10-Q of Louisville Gas and Electric Company.

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Statements of Income                                1
            Balance Sheets                                      2
            Statements of Cash Flows                            4
            Statements of Retained Earnings                     6

          Louisville Gas and Electric Company
            Statements of Income                                7
            Balance Sheets                                      8
            Statements of Cash Flows                           10
            Statements of Retained Earnings                    11

          Notes to Financial Statements                        12

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   19

                             PART II

Item 1 Legal Proceedings                                       27

Item 4 Submission of Matters to a Vote of Security Holders     28

Item 5 Other Information
          Unaudited Pro Forma Financial Information            29
          Unaudited Pro Forma Combined Condensed
            Balance Sheet as of September 30, 1997             30
          Unaudited Pro Forma Combined Condensed
            Statements of Income:
               Three Months Ended September 30, 1997           32
               Three Months Ended September 30, 1996           33
               Nine Months Ended September 30, 1997            34
               Nine Months Ended September 30, 1996            35
          Notes to Unaudited Pro Forma Combined Condensed
            Financial Statements                               36

Item 6 Exhibits and Reports on Form 8-K                        37

       Signatures                                              38

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                           Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                     Sept. 30,              Sept. 30,
                                  1997       1996       1997        1996

REVENUES:
Energy marketing and trading  $  855,741   $645,163 $2,436,707 $1,863,877
Electric utility                 189,638    183,624    464,689    471,300
Gas utility                       18,953     20,306    149,882    140,724
Other (Note 2)                    49,189      4,835    113,052     14,369
 Total revenues                1,113,521    853,928  3,164,330  2,490,270

COST OF REVENUES:
Energy marketing and trading     857,789    635,375  2,412,118  1,813,641
Fuel and power purchased          46,807     43,377    120,233    124,256
Gas supply expenses               11,541     13,327    100,510     90,211
Other (Note 2)                    26,829      3,323     64,422     10,270
 Total cost of revenues          942,966    695,402  2,697,283  2,038,378

Gross profit                     170,555    158,526    467,047    451,892

OPERATING EXPENSES:
Operation and maintenance:
 Utility                          55,744     48,928    165,140    159,420
 Energy marketing and trading
  and other                       22,759     15,910     66,458     48,341
Depreciation and amortization     30,852     25,893     87,614     77,385
Nonrecurring charges (Note 5)          -          -       (592)         -
 Total operating expenses        109,355     90,731    318,620    285,146

Equity in earnings
 of joint ventures                 5,985      2,512     14,926     11,313

OPERATING INCOME                  67,185     70,307    163,353    178,059

Other income and (deductions)      1,368      1,812      7,140      3,353
Interest charges, minority inter-
 est and preferred dividends      20,347     12,525     54,805     40,404

Income before income taxes        48,206     59,594    115,688    141,008

Income taxes                      19,013     17,858     43,639     48,355

NET INCOME                    $   29,193   $ 41,736 $   72,049 $   92,653

Average common shares
 outstanding                      66,491     66,307     66,453     66,278

Earnings per share            $      .44   $    .63 $     1.08 $     1.40

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        1997        1996

CURRENT ASSETS:
Cash and temporary cash investments                 $  155,703 $  114,669
Marketable securities                                   11,317      5,815
Accounts receivable - less reserve                     455,276    545,729
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              16,128     14,576
 Gas stored underground                                 42,346     43,258
 Other                                                  32,662     32,426
Price risk management assets (Note 3)                   83,105     86,844
Prepayments and other                                    4,927     14,255
 Total current assets                                  801,464    857,572

UTILITY PLANT:
At original cost                                     2,745,374  2,685,209
Less:  reserve for depreciation                      1,057,511    999,987
 Net utility plant                                   1,687,863  1,685,222

OTHER PROPERTY AND INVESTMENTS - less reserve:
Investment in affiliates (Note 2)                      172,339    126,099
Non-utility property and plant, net (Note 2)           407,650    171,338
Price risk management assets (Note 3)                   42,400     36,623
Other                                                   22,332     21,465
 Total other property and investments                  644,721    355,525

DEFERRED DEBITS AND OTHER ASSETS                       113,869    113,573

Total assets                                        $3,247,917 $3,011,892

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                          Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        1997        1996

CURRENT LIABILITIES:
Long-term debt due within one year                  $   20,000 $        -
Notes payable (Note 6)                                 289,161    158,000
Accounts payable                                       418,162    528,556
Trimble County settlement                               14,032     17,511
Accrued taxes                                           27,012          -
Price risk management liabilities (Note 3)             108,962    108,402
Other                                                   80,773     63,366
 Total current liabilities                             958,102    875,835

Long-term debt (Note 2)                                664,315    646,835

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 310,262    288,107
Investment tax credit, in
 process of amortization                                76,783     80,040
Regulatory liability                                    74,756     77,287
Price risk management liabilities (Note 3)              13,018     27,482
Other                                                  121,482    109,760
 Total deferred credits and other liabilities          596,301    582,676

Minority interests (Note 2)                            104,901          -

Cumulative preferred stock                              95,328     95,328

COMMON EQUITY:
Common stock, without par value -
 Outstanding 66,525,636 shares
 and 66,341,444 shares                                 470,094    466,329
Other                                                   (1,151)    (1,105)
Retained earnings                                      360,027    345,994
 Total common equity                                   828,970    811,218

Total capital and liabilities                       $3,247,917 $3,011,892

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                            Sept. 30,
                                                        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  72,049  $  92,653
Items not requiring cash currently:
 Depreciation and amortization                          87,614     77,385
 Deferred income taxes - net                             3,959     24,890
 Change in net price risk management assets            (15,942)   (10,628)
 Other                                                   7,997      1,490
Change in net current assets                            24,223     (9,535)
Other                                                   (5,163)   (21,444)
 Net cash flows from operating activities              174,737    154,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 (9,270)   (15,536)
Proceeds from sales of securities                        3,619     35,771
Construction expenditures                              (78,823)   (71,142)
Investment in affiliates                                  (985)        (3)
Acquisition of interests in
 Argentine natural gas distribution
 companies, net of cash and temporary
 cash investments acquired (Note 2)                   (125,852)         -
  Net cash flows from investing activities            (211,311)   (50,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                 3,745      2,295
Retirement of first mortgage bonds                           -    (16,000)
Repayment of short-term borrowings                    (298,000)   (79,800)
Short-term borrowings                                  429,161     64,800
Payment of common dividends                            (57,298)   (55,162)
 Net cash flows from financing activities            $  77,608  $ (83,867)

                    LG&E Energy Corp. and Subsidiaries
                     Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                            Sept. 30,
                                                        1997        1996

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                    $  41,034  $  20,034

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                   114,669     80,144

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $ 155,703  $ 100,178

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                       $  28,594  $  15,358
  Interest on borrowed money                            40,897     33,238

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

                    LG&E Energy Corp. and Subsidiaries
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                     Sept. 30,              Sept. 30,
                                  1997       1996       1997        1996

Balance at beginning
 of period                      $350,625   $331,054   $345,994   $316,930
Net income                        29,193     41,736     72,049     92,653
Cash dividends declared on
 common stock ($.2975, $.2875,
 $.8725 and $.8425 per share)     19,791     19,073     58,016     55,866

Balance at end of period        $360,027   $353,717   $360,027   $353,717

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                     Sept. 30,              Sept. 30,
                                  1997       1996       1997        1996

REVENUES:
Electric (Note 7)               $189,482   $183,512   $464,228   $470,945
Gas                               18,953     20,306    149,882    140,724
 Total operating revenues        208,435    203,818    614,110    611,669

OPERATING EXPENSES:
Fuel for electric generation      40,731     38,007    107,181    110,613
Power purchased                    6,076      5,370     13,052     13,643
Gas supply expenses               11,541     13,328    100,510     90,211
Other operation expenses          40,875     33,093    114,837    104,350
Maintenance                       11,425     12,145     37,768     42,301
Depreciation and amortization     24,892     22,250     70,795     66,751
Federal and state
 income taxes                     22,890     24,254     47,553     52,663
Property and other taxes           3,443      3,690     12,535     12,769
 Total operating expenses        161,873    152,137    504,231    493,301

NET OPERATING INCOME              46,562     51,681    109,879    118,368

Other income and (deductions)        520         19      2,364        730
Interest charges                   9,859      9,234     29,566     30,172

NET INCOME                        37,223     42,466     82,677     88,926

Preferred stock dividends          1,146      1,146      3,433      3,438

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 36,077   $ 41,320   $ 79,244   $ 85,488

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        1997        1996

UTILITY PLANT:
At original cost                                    $2,745,374 $2,685,209
Less:  reserve for depreciation                      1,057,511    999,987
 Net utility plant                                   1,687,863  1,685,222

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,096      1,028

CURRENT ASSETS:
Cash and temporary cash investments                     67,488     56,792
Marketable securities                                    8,516      3,595
Accounts receivable - less reserve                     132,289    115,144
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              16,128     14,576
 Gas stored underground                                 39,449     35,510
 Other                                                  32,662     32,426
Prepayments                                              1,316      2,480
 Total current assets                                  297,848    260,523

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 6,816      6,933
Regulatory assets                                       20,012     27,729
Other                                                   27,470     25,277
 Total deferred debits and other assets                 54,298     59,939

Total assets                                        $2,041,105 $2,006,712

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        1997        1996

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      249,466    209,222
Other                                                     (764)      (635)
 Total common equity                                   673,872    633,757
Cumulative preferred stock                              95,328     95,328
Long-term debt                                         626,800    646,835
 Total capitalization                                1,396,000  1,375,920

CURRENT LIABILITIES:
Long-term debt due within one year                      20,000          -
Accounts payable                                        74,758     97,478
Trimble County settlement                               14,032     17,511
Dividends declared                                      21,145     20,131
Accrued taxes                                           25,343     11,982
Accrued interest                                         8,723      9,994
Other                                                   14,886     13,128
 Total current liabilities                             178,887    170,224

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 239,885    241,681
Investment tax credit, in
 process of amortization                                76,783     80,040
Accumulated provision for pensions
 and related benefits                                   42,520     42,554
Regulatory liability                                    74,756     77,287
Other                                                   32,274     19,006
 Total deferred credits and other liabilities          466,218    460,568

Total capital and liabilities                       $2,041,105 $2,006,712

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                            Sept. 30,
                                                        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  82,677  $  88,926
Items not requiring cash currently:
 Depreciation and amortization                          70,795     66,751
 Deferred income taxes - net                            (4,170)     7,040
 Investment tax credit - net                            (3,257)    (3,305)
 Other                                                   3,639      2,967
Changes in net current assets:
 Accounts receivable                                   (17,145)     9,503
 Materials and supplies                                 (5,727)    (3,227)
 Trimble County settlement                              (3,479)    (9,239)
 Accounts payable                                      (22,720)   (42,259)
 Accrued taxes                                          13,361     31,305
 Accrued interest                                       (1,271)    (1,224)
 Prepayments and other                                   2,922      2,435
Other                                                   11,550     (7,362)
 Net cash flows from operating activities              127,175    142,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 (6,457)    (6,764)
Proceeds from sales of securities                        1,247     20,977
Construction expenditures                              (69,850)   (66,400)
 Net cash flows from investing activities              (75,060)   (52,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of first mortgage bonds                           -    (16,000)
Payment of dividends                                   (41,419)   (58,964)
 Net cash flows from financing activities              (41,419)   (74,964)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       10,696     15,160

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    56,792     58,131

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  67,488  $  73,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                       $  33,120  $  23,971
  Interest on borrowed money                            29,707     30,415

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                     Sept. 30,              Sept. 30,
                                  1997       1996       1997        1996

Balance at beginning
 of period                      $233,388   $188,217   $209,222   $181,049
Net income                        37,223     42,466     82,677     88,926
 Subtotal                        270,611    230,683    291,899    269,975

Cash dividends declared on stock:
5% cumulative preferred              269        269        807        807
Auction rate cumulative
 preferred                           509        510      1,525      1,530
$5.875 cumulative preferred          367        367      1,101      1,101
Common                            20,000     19,200     39,000     56,200
 Subtotal                         21,145     20,346     42,433     59,638

Balance at end of period        $249,466   $210,337   $249,466   $210,337

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Louisville Gas and Electric Company

                      Notes to Financial Statements
                               (Unaudited)

1. On September 5, 1997, LG&E Energy Corp. merged two of its direct subsidiaries, LG&E Energy Systems Inc. (Energy Systems) and LG&E Gas Systems Inc. (Gas Systems), and renamed the surviving company LG&E Capital Corp. This report includes consolidated financial statements for LG&E Energy Corp. and its wholly-owned subsidiaries - Louisville Gas and Electric Company (LG&E) and LG&E Capital Corp. (Capital Corp.), collectively referred to as the "Company." This report also includes financial statements for LG&E.

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

   In the fourth quarter of 1996, the Company adopted the mark-to-market method of accounting for its energy trading and price risk management activities. The Company made the change effective January 1, 1996, and restated its 1996 quarterly results. The change increased net income for the three months ended September 30, 1996, by $632,000 ($.01 per share), and it increased net income for the nine months ended September 30, 1996, by $6,218,000 ($.09 per share).

   These financial statements should be read with the financial statements and the notes included in the Company's and LG&E's Annual Reports on Form 10-K for 1996.

2. On February 13, 1997, the Company acquired interests in two Argentine natural gas distribution companies for $140 million, plus transaction-related costs and expenses. The Company acquired a controlling interest in Distribuidora de Gas del Centro (Centro), and a combined 14.4% interest in Distribuidora de Gas Cuyana (Cuyana). The Company accounted for both acquisitions using the purchase method. The Company allocated substantially all of the excess of the purchase price over the underlying equity of Centro and Cuyana to property and equipment. The Company recognized no goodwill on the acquisition.

   The fair values of the net assets acquired follow (in thousands of dollars):

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

   The Company has classified Centro's revenues, cost of revenues, and operating expenses since the date of acquisition as other in its income statement for the three- and nine-month periods ended September 30, 1997. The Company included its share of the earnings of Cuyana in equity in earnings of joint ventures. The Company included Centro's property and equipment in non-utility property and plant, net, in its bal ance sheet as of September 30, 1997, and it included its investment in Cuyana in investments in affiliates.

   The carrying amount of the Company's investment in Cuyana exceeded its share of the underlying equity of Cuyana by approximately $11 million at September 30, 1997. This difference reflects fair-value adjustments recorded at the time of purchase.

   Liabilities assumed in the purchase included negotiable obligations issued by Centro with a face amount of $38 million. The obligations mature in August 2001 and pay interest at 11.44% of face value. The Company classified the negotiable obligations as long-term debt in its balance sheet as of September 30, 1997.

3. Price Risk Management.

   The notional amounts and terms of the Company's price risk management contracts in which the Company pays or receives a fixed price for the underlying commodity at September 30, 1997, follow:

                                              Fixed      Fixed    Maximum
                                 Unit of      Price      Price    Term in
   Product                       Measure      Payor   Receiver      Years

   Electricity          Thousands of Mwh    274,424    112,690         11
   Natural gas        Thousands of MMBtu    862,742    744,970          9
   Canadian dollars               C$000s     22,350          -          2

   The weighted average terms of the Company's price risk management contracts at September 30, 1997, follow:

   Product                                    Term

   Electricity                             5 months
   Natural gas                            14 months
   Canadian dollars                        6 months

   The fair values of the Company's price risk management assets and liabilities at September 30, 1997, follow (in thousands of dollars):

                                            Liabil-
   Counterparty                   Assets      ities

   Marketers                    $ 67,925   $ 62,499
   Energy producers               28,204     26,660
   Financial institutions         29,072     18,399
   Industrial and commercial
     users                            30      7,519
   Other                             274        949

   Totals                        125,505    116,026
   Reserves                            -      5,954

   Net values                   $125,505   $121,980

   The average fair values of the Company's price risk management assets and liabilities for the three- and nine-month periods ended September 30, 1997, follow (in thousands of dollars):

                                    Three Months           Nine Months
                                            Liabil-               Liabil-
   Counterparty                   Assets      ities     Assets      ities

   Marketers                    $ 54,869   $ 42,499   $ 47,267   $ 52,284
   Energy producers               41,272     30,302     42,251     20,530
   Financial institutions         18,864     11,609     13,451     13,054
   Industrial and commercial
     users                         2,004     18,942      2,328     10,653
   Gas transmission companies        112        276        198        990
   Other                           1,987      1,295      8,185      6,069

   Totals                       $119,108   $104,923   $113,680   $103,580

   Commitments with 28 customers represented approximately 72% of the Company's price risk management assets at September 30, 1997.

   A 3% change in the market prices of electricity and natural gas at September 30, 1997, would have changed the Company's net income by approximately $3.6 million.

   Other Financial Instruments.

   The Company entered into an interest-rate swap in the second quarter of 1997 to hedge some of its notes payable. The swap has a notional amount of $50 million, and it matures in June 2002. The swap agreement calls for the Company to pay a fixed rate of 6.49%, and to receive a variable rate based on the three-month London Interbank Offered Rate. The rate received will change every three months. For the three- and nine-month periods ended September 30, 1997, the rates received equaled 5.792% and 5.796%, respectively.

   LG&E was a party to two interest-rate swap agreements at December 31, 1996. The swaps had notional amounts of $15 million each, and LG&E used them to hedge its exposure to changes in the interest rates on $30 million of Pollution Control Bonds, Variable Rate Series, due September 1, 2017. In September 1997, one of these swaps matured and was not renewed.

   None of the other information concerning other financial instruments disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 1996, changed materially during the nine months ended September 30, 1997.

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

   As a result of the Merger, the Company, which is the parent of LG&E, will become the parent company of KU's principal operating subsidiary, Kentucky Utilities Company ("Kentucky Utilities"). The operating utility subsidiaries (LG&E and Kentucky Utilities) will maintain their separate corporate identities and will continue to serve customers in Kentucky and Virginia under their present names. LG&E Energy and KU expect more than $760 million in gross non-fuel savings over a ten-year period following the Merger. Costs to achieve these synergies are estimated to be $77 million. In regulatory filings associated with approval of the Merger, LG&E and Kentucky Utilities committed not to seek increases in base rates and proposed reductions in their retail customers' bills in amounts based on 50% of the currently estimated cost savings to be achieved as a result of the Merger, less 50% of the costs to achieve such savings, in each of the five years following effectiveness of the Merger. The preferred stock and debt securities of the operating utility subsidiaries will not be affected by the Merger. Present nonutility operations of KU will be unaffected. The nonutility subsidiaries of KU will become subsidiaries of LG&E Energy.

   Under the terms of the Merger Agreement, each outstanding share of the common stock, without par value, of KU ("KU Common Stock") (other than shares with respect to which dissenters' rights are perfected under applicable state law), together with the associated KU stock purchase rights, will be converted into the right to receive 1.67 shares of common stock, without par value, of the Company ("LG&E Energy Common Stock"), together with the associated LG&E Energy stock purchase rights. A holder of KU Common Stock who would otherwise have been entitled to a fractional share of LG&E Energy Common Stock will be entitled to receive a cash payment in lieu of such fractional share. The outstanding shares of LG&E Energy Common Stock will remain unchanged and outstanding. As of September 30, 1997, there were 66,525,636 shares of LG&E Energy common stock outstanding, and 37,817,878 shares of KU common stock outstanding. Based on such capitalization, upon consummation of the Merger 51.3% of the outstanding LG&E Energy common stock will be owned by the shareholders of LG&E Energy prior to the Merger and 48.7% will be owned by former KU shareholders.

   On September 12, 1997, the Public Service Commission of Kentucky (Commission) approved the merger application substantially as filed.
   In the application filed with the Commission, the utilities proposed that 50% of the net non-fuel cost savings estimated to be achieved from the merger, less 50% of the costs to achieve such savings(but not in excess of the currently estimated costs to achieve), be applied to reduce customer rates, and the remaining 50% be retained by the companies. The Commission approved and allocated the customer savings 53% to Kentucky Utilities and 47% to LG&E. The Order provides for a surcredit on customers' bills for 50% of the projected net non-fuel savings in each of the five years following consummation of the merger. The surcredit will be terminated only with the consent of the Commission. Any fuel cost savings will be passed to Kentucky customers through the companies' fuel adjustment clauses. One-half of the costs to achieve the savings will be charged to expenses as incurred, once the merger is consummated, and the remaining one-half will be deferred as a regulatory asset and amortized as an offset to customer savings equally over five years. The reduced customer rates approved by the Commission are guaranteed, absent extraordinary circumstances, and it will be up to Kentucky Utilities and LG&E to actually realize the estimated level of net non-fuel savings.

   On October 9, 1997, LG&E Energy and KU filed for approval of the Merger with the Federal Energy Regulatory Commission.

   On October 14, 1997, in separate meetings, stockholders from each of the companies met and the holders of over 75% of the outstanding shares of common stock of LG&E Energy and KU approved the merger.

   The Merger remains subject to approval of regulators in Virginia under state utility law, the approval of the Federal Energy Regulatory Commission under the Federal Power Act, the approval of the Securities and Exchange Commission (the "SEC") under the Public Utility Holding Company Act of 1935, and the filing of requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of all applicable waiting periods thereunder. The Merger is also subject to the receipt of opinions of counsel that the Merger will qualify as a tax-free reorganization and assurances from the parties' independent accountants that the Merger will qualify as a pooling of interests for accounting purposes. In addition, the Merger is conditioned upon the approval for listing of shares of LG&E Energy Common Stock to be issued in the Merger on the New York Stock Exchange. It is anticipated that LG&E Energy, as parent of LG&E and Kentucky Utilities, will continue to be an exempt holding company under the Public Utility Holding Company Act of 1935.

   The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by reference to the following documents (including the exhibits thereto) filed with the Securities and Exchange Commission ("SEC"): (i) the Company's current reports on Form 8-K dated May 21, 1997, May 30, 1997, and September 19, 1997 (SEC File No. 1-10568), (ii) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and the Company's Registration Statement on Form S-4 filed on August 22, 1997.

5. In the fourth quarter of 1996, LG&E Natural Inc. (LG&E Natural) discovered that a marketer in its Calgary, Alberta, office had engaged in unauthorized transactions, resulting in significant losses in the Company's Canadian natural gas marketing business. The Company recorded an expense of $17.1 million (U.S.) after income taxes to reflect the losses. In the second quarter of 1997, the Company received an insurance settlement of $7.6 million (net of expenses) related to the losses. The Company included the settlement amount as a credit in non-recurring charges in its income statement for the nine months ended September 30, 1997. See Item 1, Legal Proceedings, under
   Part II.

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

   The Company recorded a charge of $7.0 million in the second quarter of 1997 to reflect the costs of the consolidation. The Company included this amount in non-recurring charges in its income statement for the nine months ended September 30, 1997. This charge covered employee severance, facilities, information systems and other related costs. The Company expects future savings resulting from the integration to more than offset these costs.

6. On September 5, 1997, Energy Systems and Gas Systems merged to form Capital Corp. At the same time, Capital Corp. implemented a $600 million commercial paper facility backed by new lines of credit totaling $700 million. The Company terminated the old lines of credit for Energy Systems and Gas Systems, which totaled $435 million. The old $25 million line of credit for Energy Corp. expired in July 1997, and the Company did not renew it.

   Capital Corp. had outstanding commercial paper of $289 million at September 30, 1997, at a weighted average interest rate of 5.60%. LG&E Energy Corp., LG&E, and Capital Corp. had no other notes payable at September 30, 1997.

   At September 30, 1997, the Company had lines of credit in place totaling $900 million ($200 million for LG&E, and $700 million for Capital Corp.) for which it pays commitment or facility fees. The LG&E credit facility provides for short term borrowing. The Capital Corp. facilities provide for short term borrowing, letter of credit issuance, and support of commercial paper borrowings. Unused capacity under these lines totaled $551.9 million after considering the commercial paper support and approximately $59.1 million in letters of credit securing on- and off-balance-sheet commitments. The credit lines will expire at various times from 1998 through 2002. Management expects to renegotiate the lines when they expire.

   Capital Corp. has provided a guarantee of a lease obligation to a third party. The obligation totaled $10.9 million at September 30, 1997.

7. In April 1995, in response to an application filed by LG&E, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, $2.4 million in 1996 and is expected to increase 1997 revenues an additional $.5 million.

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

8. On September 30, 1997 the Commission issued an order approving LG&E's request to implement a performance-based ratemaking mechanism effective November 1, 1997. This mechanism is related to gas procurement activities and gas off-system sales only. It is a means to improve the quality of service, reduce costs, and improve returns to shareholders. The mechanism will be implemented on an experimental basis over a three year period. This revision will not have a material effect on LG&E's financial position or results of operations.

9. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). This new standard is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adopting SFAS No. 125 had no impact on the Company's financial position or results of operations.

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

   In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, Earnings Per Share, and No. 129, Disclosure of Information about Capital Structure, effective for periods ending after December 15,

   1997. The Company does not expect these statements to materially affect its earnings per share or its disclosures about its capital structure.

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for periods beginning after December 15, 1997. The Company does not expect its comprehensive income to differ materially from its net income, and it does not expect its segment disclosures to change significantly as a result of adopting the provisions of these statements.

10.See Item 1, Legal Proceedings, under Part II for a discussion of the reversal of a lower court's adverse ruling affecting Westmoreland-LG&E Partners' (WLP) efforts to recover capacity payments withheld by Virginia Electric and Power Company. The Company has a 50% interest in WLP, and WLP owns the Roanoke Valley I and II facilities.

11.See Item 1, Legal Proceedings, under Part II for a discussion of LG&E
   Westmoreland - Rensselaer's (LWR) obligation to negotiate towards a restructuring of its power-purchase agreement with Niagara Mohawk Power Corporation. The Company has a 50% interest in LWR, and LWR owns the Rensselaer facility.

12.See Item 1, Legal Proceedings, under Part II for a discussion of proposed regulations of the United States Environmental Protection Agency that, if adopted, could require many utilities east of the Mississippi River, including LG&E and KU, to reduce the emission of nitrogen oxides by approximately 85% from 1990 levels. LG&E already has reduced its emissions of nitrogen oxides by approximately 40%.

13.Reference is made to Part II herein - Item 1, Legal Proceedings, and
   Note 16 of the Notes to Financial Statements, Commitments and
   Contingencies, of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

On May 20, 1997, the Company entered into an Agreement and Plan of Merger with KU Energy Corporation ("KU Energy"), which is the parent company of Kentucky Utilities Company ("Kentucky Utilities"). Further information concerning this agreement and pro forma financial information relating thereto is included in Note 4 and Part II of this Form 10-Q. The following discussion and analysis is based on the financial condition and operations of the Company and does not reflect the potential effects of the combination between the Company and KU Energy.

The Company's principal subsidiary is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are the primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially.
Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; unusual weather; regulatory decisions, including decisions regarding the proposed combination of the Company and KU Energy; the factors described in Exhibit 99.02 of the Company's Form 8-K filed May 22, 1997, the factors described under the caption "Cautionary Statement Concerning Forward-Looking Statements" in the Company's Proxy Statement dated August 22, 1997, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

                          Results of Operations

The Company's results of operations are significantly affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

The Company restated its quarterly results for the three- and nine-month periods ended September 30, 1996, to reflect adopting the mark-to-market method of accounting for its energy marketing and trading activities. See
Note 1 of Notes to Financial Statements under Item 1.

            Three Months Ended September 30, 1997, Compared to
                  Three Months Ended September 30, 1996

The Company's earnings per share decreased to $.44 in 1997 from $.63 in 1996 due to energy marketing losses in 1997, lower earnings at LG&E, and to the favorable resolution of several pending income tax issues in the third quarter of 1996. Higher non-utility power generation earnings partially offset these decreases, as did increases resulting from acquiring interests in Centro and Cuyana in February 1997. The energy marketing losses resulted from abrupt changes in electric demand, substantially greater volatility in electricity prices in certain regions of the country during the summer, and lower gas-marketing margins. The LG&E decrease resulted from increased operating expenses and a write-off of certain deferred items (see LG&E Results), partially offset by increased electric sales to ultimate consumers due to warmer weather. The increase in non-utility power generation earnings resulted from higher earnings at the Roanoke Valley I and Tarifa projects.

LG&E (Utility) Results:

LG&E's net income decreased $5.2 million (13%) for the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996, primarily because of increased operating expenses and a write-off of certain expenses deferred in prior periods. These expenses were partially offset by increased electric sales to ultimate consumers due to the warmer weather. Cooling degree days were 16% above 1996.

A comparison of LG&E's revenues for the quarter ended September 30, 1997, with the quarter ended September 30, 1996, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $  (338)   $  (972)
 Demand side management/revenue
  decoupling                                               899      1,524
 Environmental cost recovery surcharge                     106          -
 Variation in sales volume, etc.                         8,249     (1,697)

 Total                                                   8,916     (1,145)

Sales for resale                                        (3,673)         -
Gas transportation - net                                     -        (95)
Other                                                      727       (113)

Total                                                  $ 5,970    $(1,353)

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation increased $2.7 million (7%) for the quarter because of an increase in generation ($2.2 million) and a higher cost of coal burned ($.5 million). Gas supply expenses decreased $1.8 million (13%) due to a decrease in net gas supply cost.

Other operation expenses increased $7.8 million (24%) over 1996 because of a write-off of certain previously deferred items ($3.2 million) and increased costs to operate the electric generating plants ($1.3 million). In addition, operation costs increased over 1996 because of a credit to expense recorded in the third quarter of 1996 for a portion of the settlement proceeds related to a commercial dispute ($1.8 million).

As a result of a recent analysis, LG&E revised its regulatory strategy and wrote-off certain previously deferred expenses as mentioned above. Items written off include deferred expenses associated with LG&E's operation of its hydro-electric plant and a management audit fee. While LG&E believes it could have reasonably expected to recover these costs in future rate proceedings before the Commission, it decided not to seek recovery and to expense these costs currently because of increasing competitive pressures and future economic conditions. In addition, consistent with the order of the Commission regarding the merger of the Company with KU, the Company does not expect to request an increase in base rates for a period of five years following the completion of the merger, absent extraordinary circumstances.

Depreciation and amortization increased $2.6 million (12%) primarily as a result of the accelerated write-off of losses on early retirements of facilities, which were previously deferred as regulatory assets and were in the process of amortization ($1.9 million) and because of additional depreciable plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Energy Marketing and Trading and Other Results:

Energy marketing and trading revenues and cost of revenues increased $210.6 million (33%) and $222.4 million (35%), respectively, due to higher power-marketing volumes, partially offset by lower gas-marketing volumes. The increase in revenues also reflects recognizing revenues of $10.5 million in the third quarter of 1997 related to a negotiated settlement of an independent power project. The increase in power-marketing volumes resulted from many new transactions, including sales pursuant to a marketing agreement with Oglethorpe Power Corporation completed in 1996 and the signing of an interim marketing agreement with Big Rivers Electric Corporation in the third quarter of 1997. The decrease in gas-marketing volumes resulted from the organizational changes discussed in Note 5 of Notes to Financial Statements, under Part I, Item 1 of this report.

Energy marketing and trading gross margins decreased $11.8 million due to abnormal weather (which created abrupt changes in electric demand), substantially greater volatility in electricity prices in certain regions of the country during the summer, and lower gas-marketing margins. The decrease in gas-marketing margins resulted from lower volume, milder weather and reduced price volatility in the gas markets. The independent power project settlement mentioned above partially offset these decreases.

Other revenues and cost of revenues increased $44.4 million and $23.5 million, respectively, primarily due to acquiring an interest in Centro in February 1997. Operation and maintenance expense increased $6.8 million (43%) and non-utility depreciation and amortization increased $2.3 million for the same reason. See Note 2 of Notes to Financial Statements under
Item 1.

Equity in earnings of joint ventures increased $3.5 million in 1997 due to acquiring an interest in Cuyana in February 1997, and to increases at the Roanoke Valley I and Tarifa projects. Earnings at Roanoke Valley I increased due to a decrease in forced-outage days, and the Tarifa increase resulted from higher energy production.

See Note 5 of Notes to Financial Statements under Item 1, Part I of this report for a discussion of the Company's decision to consolidate the trading, risk management and administrative operations of its power marketing and gas marketing divisions into a single energy marketing unit at its Louisville headquarters.

Non-utility interest charges and minority interest increased $7.2 million due to an increase in notes payable and to the Centro acquisition.

The consolidated effective tax rate increased to 39.4% in 1997 from 30.0% in 1996 mainly due to successfully resolving several pending income tax issues in 1996 and to changes in the provisions for state and foreign income taxes.

            Nine Months Ended September 30, 1997, Compared to
                   Nine Months Ended September 30, 1996

The Company's earnings per share decreased to $1.08 in 1997 from $1.40 in 1996 due to energy marketing losses in 1997, lower earnings at LG&E, and the favorable resolution of several pending income tax issues in 1996. Higher non-utility power generation earnings partially offset these decreases, as did increases resulting from acquiring interests in Centro and Cuyana in February 1997. The energy marketing losses resulted from abrupt changes in electric demand, substantially greater volatility in electricity prices in certain regions of the country during the summer, and lower gas-marketing margins. The LG&E decrease was primarily due to lower retail electric and gas sales due to milder weather in 1997. Lower off-system sales of electricity to wholesale customers also contributed to the decrease. In addition, a write-off of certain deferred items (see LG&E Results) and increased operating expenses at the electric generating plants had a negative impact on LG&E's net income. The increase in non-utility power generation earnings resulted from higher earnings at the Roanoke Valley I and Tarifa projects, partially offset by lower earnings at the Windpower Partners 1993 project.

LG&E (Utility) Results:

LG&E's net income for the nine months ended September 30, 1997, decreased $6.2 million (7%). This decrease is primarily due to lower retail electric and gas sales due to milder weather in 1997. Lower off-system sales of electricity to wholesale customers have also contributed to the decrease. In addition, a write-off of certain expenses deferred in prior periods and increased operating expenses at electric generating plants had a negative impact on net income.

A comparison of LG&E's revenues for the nine months ended September 30, 1997, with the nine months ended September 30, 1996, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                      $ (2,005)  $ 24,925
 Demand side management/revenue
  decoupling                                             7,450      5,329
 Environmental cost recovery surcharge                     371          -
 Variation in sales volume, etc.                        (4,948)   (21,555)

 Total                                                     868      8,699

Sales for resale                                       (11,064)         -
Gas transportation - net                                     -        479
Other                                                    3,479        (20)

Total                                                 $ (6,717)   $ 9,158

Electric sales for resale decreased due to increased outages at the power plants which reduced the amount of power available for off-system spot market sales.

Fuel for electric generation decreased $3.4 million (3%) for the nine months ended September 30, 1997, primarily because of decreased generation ($4.3 million), partially offset by a higher cost of coal burned ($.9 million). Gas supply expenses increased $10.3 million (11%) primarily because of increased net gas supply cost ($26.3 million) partially offset by a decrease in the volume of gas delivered to the distribution system ($16 million).

Other operation expenses increased $10.5 million (10%) over 1996 partly because of increased operating expenses at electric generating plants ($3.7 million), a write-off of certain deferred items in the third quarter as previously mentioned ($3.2 million), and the recognition of a credit to expense in 1996 for a one-time reduction of certain employee fringe benefits in connection with a change in the collective bargaining agreement ($3.6 million).

Maintenance expenses decreased $4.5 million (11%) primarily due to a decrease in repairs at the electric generating plants ($2.3 million) and fewer expenses related to storm damage ($1.7 million).

Depreciation and amortization increased $4 million (6%) primarily due to accelerated amortization of a regulatory asset ($1.9 million) and because of additional depreciable plant in service.

Other income and (deductions) increased $1.6 million primarily because of interest income recorded as a result of a favorable tax settlement and higher income from investments.

Energy Marketing and Trading and Other Results:

Energy marketing and trading revenues and cost of revenues increased $572.8 million (31%) and $598.5 million (33%), respectively, due to higher power-marketing volumes, partially offset by lower gas-marketing volumes. The increase in revenues also reflects recognizing revenues of $10.5 million in the third quarter of 1997 related to a negotiated settlement of an independent power project. The increase in power-marketing volumes resulted from many new transactions, including sales pursuant to a marketing agreement with Oglethorpe Power Corporation completed in 1996 and the signing of an interim marketing agreement with Big Rivers Electric Corporation in the third quarter of 1997. The decrease in gas-marketing volumes resulted from the organizational changes discussed in Note 5 of Notes to Financial Statements, under Part I, Item 1 of this report.

Energy marketing and trading gross margins decreased $25.7 million due to abnormal weather in the third quarter of 1997 (which created abrupt changes in electric demand), substantially greater volatility in electricity prices in certain regions of the country during the summer, and lower gas-marketing margins. The decrease in gas-marketing margins resulted from lower volume, milder weather and reduced price volatility in the gas markets. The independent power project settlement mentioned above partially offset these decreases.

Other revenues and cost of revenues increased $98.7 million and $54.2 million, respectively, due to acquiring an interest in Centro in February 1997. Operation and maintenance expense increased $18.1 million (37%) and non-utility depreciation and amortization increased $6.2 million for the same reason. See Note 2 of Notes to Financial Statements under Item 1.

Non-recurring charges included a net insurance settlement of $7.6 million ($8.5 million gross insurance recovery, less expenses) related to losses incurred in LG&E Natural Inc.'s (LG&E Natural) Calgary office. Non-recurring charges also included a charge of $7.0 million to reflect the costs of consolidating the trading, risk management and administrative operations of the Company's power marketing and gas marketing divisions into a single energy marketing unit, located in its Louisville headquarters. See Note 5 of Notes to Financial Statements under Item 1 for additional information on this consolidation.

Equity in earnings of joint ventures increased $3.6 million in 1997 due to acquiring an interest in Cuyana in February 1997, and to increases at the Roanoke Valley I and Tarifa projects. A decrease in earnings at the Windpower Partners 1993 (WPP93) project partially offset these increases. Earnings at Roanoke Valley I increased due to a decrease in forced-outage days, and the Tarifa increase resulted from higher energy production. The WPP93 decrease resulted from previously-anticipated decreases in prices and lower production.

Non-utility other income increased $1.7 million due mainly to the settlement of a legal dispute.

Non-utility interest charges and minority interest increased $15.0 million due to an increase in notes payable and to the Centro acquisition.

The consolidated effective tax rate increased to 37.7% in 1997 from 34.3% in 1996 mainly due to successfully resolving several pending income tax issues in 1996 and to changes in the provisions for state and foreign income taxes.

                     Liquidity and Capital Resources

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Needs for capital funds also arise from partnership equity contributions in connection with independent power production projects, efforts to expand and improve gas gathering and processing facilities, information system enhancements, and other business development opportunities. Construction expenditures of $79 million for the nine months ended September 30, 1997, were financed with internally-generated funds.

The Company recently acquired interests in two Argentine natural gas distribution companies for $140 million (see Note 2 of Notes to Financial Statements). On June 9, 1997, certain subsidiaries of the Company entered into a Participation Agreement with Big Rivers Electric Corporation (Big Rivers), setting forth the detailed parameters of the proposed 25-year lease by Company affiliates of the generation assets of Big Rivers. On the same date, these arrangements were approved by the creditors of Big Rivers as part of the confirmation of Big Rivers' Plan of Reorganization by the U.S. Bankruptcy Court. Consummation of this transaction is subject to a number of conditions, including receipt of federal and state regulatory approvals. The Company made initial filings seeking regulatory approvals from the Kentucky Public Service Commission on June 30, 1997. (See Item 1, Business, and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for background and a further discussion of this proposed transaction.)

The Company had margin balances totaling $6.1 million on deposit with brokers at September 30, 1997. Brokers require the deposits to address changes in the market prices of financial instruments used in the Company's price risk management activities.

The Company's combined cash and marketable securities balance increased $46.5 million during the nine months ended September 30, 1997. The increase reflects cash flows from operations and a net increase in notes payable, partially offset by construction expenditures, the acquisition of interests in the Argentine natural gas distribution companies, and dividends paid.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The significant decreases in the Company's accounts receivable and accounts payable balances resulted mainly from seasonal fluctuations in the energy market ing division's and LG&E's businesses, partially offset by increases resulting from acquiring Centro.

The significant increases in the Company's investments in affiliates and non-utility property and plant, net, resulted from acquiring interests in the Argentine natural gas companies. The increase in long-term debt resulted from the Argentine acquisition, partially offset by a decrease resulting from $20.0 million of LG&E's long-term debt becoming current.

The increase in the Company's notes payable balance resulted from borrowing additional funds to finance the acquisition of interests in the Argentine natural gas companies, and to fund working capital needs.

LG&E's cash and temporary cash investments balance increased $11 million during the nine months ended September 30, 1997. The increase reflects LG&E's cash flow from operations less construction expenditures, dividends paid, and the purchase of securities.

Variations in LG&E's accounts receivable, accounts payable and materials and supplies are not generally significant indicators of LG&E's liquidity, as such variations are primarily attributable to seasonal fluctuations in weather, which has a direct effect on sales of electricity and natural gas.

On September 5, 1997, Energy Systems and Gas Systems merged to form Capital Corp. At the same time, Capital Corp. implemented a $600 million commercial paper facility backed by new lines of credit totaling $700 million. The Company terminated the old lines of credit for Energy Systems and Gas Systems, which totaled $435 million. The old $25 million line of credit for Energy Corp. expired in July 1997, and the Company did not renew it. See Note 6 of Notes to Financial Statements under Item 1.

At September 30, 1997, loan agreements and lines of credit were in place totaling $900 million ($200 million for LG&E and $700 million for Capital Corp.) for which the companies pay commitment or facility fees. The LG&E credit facility provides for short term borrowing. The Capital Corp. facilities provide for short term borrowing, letter of credit issuance, and support of commercial paper borrowings. Unused capacity under these lines totaled $551.9 million after considering the commercial paper support and approximately $59.1 million in letters of credit securing on- and off-balance-sheet commitments. The credit lines will expire at various times from 1998 through 2002. Management expects to renegotiate the lines when they expire. The lenders under the credit facilities for Capital Corp. are entitled to the benefits of Support Agreements with LG&E Energy Corp.

In November 1997, LG&E plans to issue $35 million of Jefferson County Pollution Control Bonds and $35 million of Trimble County Pollution Control Bonds. LG&E will use the proceeds to redeem the two outstanding 7.75% Series due February 1, 2019.

The Company's capitalization ratios at September 30, 1997, and December 31, 1996, follow:

                                             Sept. 30,  Dec. 31,
                                                1997      1996

Long-term debt (including current portion)      36.1%     37.8%
Notes payable                                   15.2       9.2
Preferred stock                                  5.0       5.6
Common equity                                   43.7      47.4
Total                                          100.0%    100.0%

LG&E's capitalization ratios at September 30, 1997, and December 31, 1996, follow:

                                             Sept. 30,  Dec. 31,
                                                1997      1996

Long-term debt (including current portion)      45.7%     47.0%
Preferred stock                                  6.7       6.9
Common equity                                   47.6      46.1
Total                                          100.0%    100.0%

For a description of significant contingencies that may affect the Company and LG&E, reference is made to Part II herein - Item 1, Legal Proceedings.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, reference is made to the information under the following items and captions of the Company's Annual Report on Form 10-K for the year ended December 31, 1996: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 3 and 16 of the Notes to Financial Statements under
Item 8. For a description of the significant legal proceedings involving LG&E, reference is made to the following items and captions of LG&E's Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 2-26720): Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; and Notes 2 and 13 of the Notes to Financial Statements under
Item 8. Except as noted below, the proceedings reported in the Company's and LG&E's 1996 Form 10-Ks have not changed materially.

Roanoke Valley I. Westmoreland-LG&E Partners (WLP), the partnership that owns the Roanoke Valley I and II facilities, is seeking the recovery of capacity payments withheld by Virginia Electric and Power Company. In June 1997, the Virginia Supreme Court reversed an adverse lower court ruling and remanded the case for a trial. The new trial date has been set for March 2, 1998. See Item 1 and Note 16 of Notes to Financial Statements under
Item 8 of the Company's Form 10-K for the year ended December 31, 1996.

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

EPA Proposal. On October 10, 1997, the United States Environmental Protection Agency (the "EPA") proposed regulations that, if adopted, could require numerous utilities, including LG&E, to reduce the emission of nitrogen oxides by approximately 85% from 1990 levels. LG&E has already reduced its nitrogen oxide emissions by approximately 40% and the Com pany's independent power projects in New York, Virginia and North Carolina generally operate with lower emission levels. However, if these regulations are adopted as proposed, LG&E and the independent power projects may be required to incur significant capital expenditures and significantly increased operation and maintenance costs for remedial measures to meet these requirements for nitrogen oxides. The Company is continuing to evaluate the potential impact of the proposed regulations and at the present time anticipates that such capital expenditures could exceed $100 million in the case of LG&E. KU and Big Rivers are subject to the same risk and would face substantial remedial measures as well. LG&E currently anticipates that a significant portion of any such capital costs could be recoverable through rates; however, there can be no guarantee that such costs will be recovered.

Environmental. With respect to the state court proceeding involving LG&E's Mill Creek plant, in October 1997, the Jefferson Circuit Court dismissed all but one remaining claim by claimants who have not previously settled with LG&E. With respect to certain proceedings involving EPA, the following developments have occurred: (a) Smith's Farm site: EPA has settled with ten other parties for approximately 98% of the estimated $42 million in cleanup costs. LG&E, previously identified by the EPA as a de minimis party, has reached a settlement, subject to government approval and entry by the court, calling for no further contribution beyond amounts already contributed by LG&E in connection with site remediation efforts;
(b) Sonora and Carlie Middleton Burns sites: LG&E has reached a tentative settlement for $150,000, subject to government approval and entry by the court; and (c) M.T. Richards site: The $7,500 settlement reached by LG&E, an identified de minimis party, was approved by the government and entered by the court. For prior information on these proceedings, see Note 16 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996. While it is not possible to predict specific outcomes or impacts of these matters, management believes that these matters will not have a material adverse impact on the financial position or results of operations of LG&E.

Windpower Partners 1994. Windpower Partners 1994 L.P. (WPP 94), in which the Company has a 25% interest through indirect subsidiaries, did not make a semi-annual payment, due September 2, 1997, to John Hancock Mutual Life Insurance Company (Hancock) under certain Notes issued by WPP 94 to Hancock. The Company has offered WPP 94 financial support with respect to the appropriate proportion of its debt obligations, but certain of the three other investor groups are unable to offer funds to WPP 94 in support of the partnership. The aggregate indirect investment of the Company in WPP 94 is $4.3 million as of September 30, 1997. WPP 94 and Hancock are presently engaged in discussions concerning a possible restructuring of WPP 94's debt obligations and Hancock has informed WPP 94 that it may declare WPP 94 in default of the trust indenture relating to the Notes. WPP 94 operates wind power generation facilities in Texas. Because of the continuing nature of the negotiations, the Company is not able to predict the outcome of this event. The Company does not expect the ultimate resolution of this matter to have a material effect on its results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

a) A Special Meeting of Shareholders of the Company was held on October
   14, 1997.

b) Not applicable.

c) The matters voted upon and the results of the voting at the Special Meeting are set forth below:

1. The shareholders voted to approve the Agreement and Plan of Merger between the Company and KU and the transactions contemplated therein, as follows:

   51,148,571.327 common shares cast in favor of approval and 718,635.766 shares withheld.

   Holders of 630,881.303 common shares abstained from voting on this matter.

2. The shareholders voted to approve the amendment to and restatement of the Company's Amended and Restated Articles of Incorporation so as to increase the amount of authorized common shares from 125,000,000 shares to 300,000,000 shares, as follows:

   49,738,586.696 common shares cast in favor of approval and 1,678,589.993 common shares withheld.

   Holders of 1,082,378.707 common shares abstained from voting on this matter.

d) Not applicable.

Item 5.  Other Information.

Unaudited Pro Forma Financial Information.

On May 20, 1997, the Company and KU Energy Corporation, a Kentucky corporation ("KU"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a merger of LG&E Energy and KU. Pursuant to the Merger Agreement, among other things, KU will be merged with and into LG&E Energy, with LG&E Energy as the surviving corporation (the "Merger"). The Merger was unanimously approved by the Boards of Directors of LG&E Energy and KU, and has been approved by the shareholders of LG&E Energy and KU. The Merger also has been approved by the Kentucky Commission. The Merger is expected to close shortly after all of the conditions to consummation of the Merger, including the receipt of all applicable regulatory approvals, are met or waived. See Note 4 of Notes to Financial Statements under Part I, Item 1, for more information.

The following unaudited pro forma financial information combines the historical balance sheets and statements of income of LG&E Energy and KU Energy, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at September 30, 1997, gives effect to the Merger as if it had occurred at September 30, 1997. The unaudited pro forma combined condensed statements of income for all periods give effect to the Merger as if it had occurred at January 1, 1996. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of LG&E Energy and KU Energy, incorporated herein by reference. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date as of which, or at the beginning of the periods for which, the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of seasonal fluctuations in temperature and other weather-related factors on the operations of LG&E Energy and KU Energy, financial results for the three- and nine-month periods ended September 30, 1997, and September 30, 1996, are not necessarily indicative of trends for any twelve-month period.

                            LG&E Energy Corp.
           Unaudited Pro Forma Combined Condensed Balance Sheet
                         As of September 30, 1997
                             (Thousands of $)

                                  ASSETS

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

CURRENT ASSETS:
Cash and temporary cash
 investments                  $  155,703 $   22,269 $        - $  177,972
Marketable securities             11,317          -          -     11,317
Accounts receivable -
 less reserve                    455,276     66,286        (11)   521,551
Materials and supplies - pri-
 marily at average cost:
  Fuel (predominantly coal)       16,128     29,003          -     45,131
  Gas stored underground          42,346          -          -     42,346
  Other                           32,662     23,793          -     56,455
Price risk management
 assets                           83,105          -          -     83,105
Prepayments and other              4,927      6,121          -     11,048
 Total current assets            801,464    147,472        (11)   948,925

UTILITY PLANT:
At original cost               2,745,374  2,592,285          -  5,337,659
Less:  reserve for
 depreciation                  1,057,511  1,112,102          -  2,169,613
  Net utility plant            1,687,863  1,480,183          -  3,168,046

OTHER PROPERTY AND INVESTMENTS -
 less reserve:
  Investment in affiliates       172,339      2,180          -    174,519
  Non-utility property and
   plant, net                    407,650      2,690          -    410,340
  Price risk management
   assets                         42,400          -          -     42,400
  Other                           22,332     41,788          -     64,120
   Total other property and
     investments                 644,721     46,658          -    691,379

DEFERRED DEBITS AND OTHER
 ASSETS                          113,869     48,729      8,250    170,848

Total assets                  $3,247,917 $1,723,042 $    8,239 $4,979,198

See accompanying notes to Unaudited Pro Forma Combined Financial
Statements.

                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Balance Sheet (cont.)
                         As of September 30, 1997
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

CURRENT LIABILITIES:
Long-term debt due within
 one year                     $   20,000 $       21 $        - $   20,021
Notes payable                    289,161     29,900          -    319,061
Accounts payable                 418,162     23,387     16,489    458,038
Trimble County settlement         14,032          -          -     14,032
Accrued taxes                     27,012      6,947     (3,330)    30,629
Price risk management
 liabilities                     108,962          -          -    108,962
Other                             80,773     40,282          -    121,055
 Total current liabilities       958,102    100,537     13,159  1,071,798

Long-term debt                   664,315    546,351          -  1,210,666

DEFERRED CREDITS AND OTHER
 LIABILITIES:
 Accumulated deferred income
  taxes                          310,262    250,074          -    560,336
 Investment tax credit, in
  process of amortization         76,783     27,127          -    103,910
 Regulatory liability             74,756     52,454          -    127,210
 Price risk management
  liabilities                     13,018          -          -     13,018
 Other                           121,482     47,450          -    168,932
  Total deferred credits and
   other liabilities             596,301    377,105          -    973,406

Minority interests               104,901          -          -    104,901

Cumulative preferred stock        95,328     40,000          -    135,328

Common equity                    828,970    659,049     (4,920) 1,483,099

Total capital and liabilities $3,247,917 $1,723,042 $    8,239 $4,979,198

See accompanying notes to Unaudited Pro Forma Combined Financial
Statements.

                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                  Three Months Ended September 30, 1997
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading  $  855,741   $      -   $      - $  855,741
Electric utility                 189,638    192,095        (39)   381,694
Gas utility                       18,953          -          -     18,953
Other                             49,189      1,521          -     50,710
 Total revenues                1,113,521    193,616        (39) 1,307,098

COST OF REVENUES:
Energy marketing and trading     857,789          -          -    857,789
Fuel and power purchased          46,807     70,239        (39)   117,007
Gas supply expenses               11,541          -          -     11,541
Other                             26,829          -          -     26,829
 Total cost of revenues          942,966     70,239        (39) 1,013,166

Gross profit                     170,555    123,377          -    293,932

OPERATING EXPENSES:
Operation and maintenance:
 Utility                          55,744     48,734          -    104,478
 Energy marketing and trading
  and other                       22,759      1,350          -     24,109
Depreciation and amortization     30,852     21,131          -     51,983
 Total operating expenses        109,355     71,215          -    180,570

Equity in earnings
 of joint ventures                 5,985          -          -      5,985

OPERATING INCOME                  67,185     52,162          -    119,347

Other income and (deductions)      1,368        741          -      2,109
Interest charges, minority inter-
 est and preferred dividends      20,347     10,613          -     30,960

Income before income taxes        48,206     42,290          -     90,496

Income taxes                      19,013     15,737          -     34,750

NET INCOME                    $   29,193   $ 26,553   $      - $   55,746

Average common shares
 outstanding                      66,491     37,818     25,338    129,647

Earnings per share            $      .44   $    .70   $      - $      .43

See accompanying notes to Unaudited Pro Forma Combined Financial
Statements.

                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                  Three Months Ended September 30, 1996
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading    $645,163   $      -   $      - $  645,163
Electric utility                 183,624    178,269        (67)   361,826
Gas utility                       20,306          -          -     20,306
Other                              4,835      1,115          -      5,950
 Total revenues                  853,928    179,384        (67) 1,033,245

COST OF REVENUES:
Energy marketing and trading     635,375          -        (47)   635,328
Fuel and power purchased          43,377     64,628        (20)   107,985
Gas supply expenses               13,327          -          -     13,327
Other                              3,323          -          -      3,323
 Total cost of revenues          695,402     64,628        (67)   759,963

Gross profit                     158,526    114,756          -    273,282

OPERATING EXPENSES:
Operation and maintenance:
 Utility                          48,928     49,416          -     98,344
 Energy marketing and trading
  and other                       15,910        796          -     16,706
Depreciation and amortization     25,893     20,235          -     46,128
 Total operating expenses         90,731     70,447          -    161,178

Equity in earnings
 of joint ventures                 2,512          -          -      2,512

OPERATING INCOME                  70,307     44,309          -    114,616

Other income and (deductions)      1,812      1,296          -      3,108
Interest charges and
 preferred dividends              12,525     10,391          -     22,916

Income before income taxes        59,594     35,214          -     94,808

Income taxes                      17,858     12,721          -     30,579

NET INCOME                      $ 41,736   $ 22,493   $      - $   64,229

Average common shares
 outstanding                      66,307     37,818     25,338    129,463

Earnings per share              $    .63   $    .60   $      - $      .50

See accompanying notes to Unaudited Pro Forma Combined Financial
Statements.

                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                   Nine Months Ended September 30, 1997
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading  $2,436,707   $      -   $     (4)$2,436,703
Electric utility                 464,689    533,864       (278)   998,275
Gas utility                      149,882          -          -    149,882
Other                            113,052      4,248          -    117,300
 Total revenues                3,164,330    538,112       (282) 3,702,160

COST OF REVENUES:
Energy marketing and trading   2,412,118          -        (14) 2,412,104
Fuel and power purchased         120,233    193,767       (268)   313,732
Gas supply expenses              100,510          -          -    100,510
Other                             64,422          -          -     64,422
 Total cost of revenues        2,697,283    193,767       (282) 2,890,768

Gross profit                     467,047    344,345          -    811,392

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         165,140    150,334          -    315,474
 Energy marketing and trading
  and other                       66,458      2,811          -     69,269
Depreciation and amortization     87,614     62,970          -    150,584
Non-recurring charges               (592)         -          -      (592)
 Total operating expenses        318,620    216,115          -    534,735

Equity in earnings
 of joint ventures                14,926          -          -     14,926

OPERATING INCOME                 163,353    128,230          -    291,583

Other income and (deductions)      7,140      3,100          -     10,240
Interest charges, minority inter-
 est and preferred dividends      54,805     31,517          -     86,322

Income before income taxes       115,688     99,813          -    215,501

Income taxes                      43,639     36,347          -     79,986

NET INCOME                    $   72,049   $ 63,466   $      - $  135,515

Average common shares
 outstanding                      66,453     37,818     25,338    129,609

Earnings per share            $     1.08   $   1.68   $      - $     1.05

See accompanying notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                            LG&E Energy Corp.
       Unaudited Pro Forma Combined Condensed Statements of Income
                   Nine Months Ended September 30, 1996
                  (Thousands of $ Except Per Share Data)

                                    As Reported         Pro       Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

REVENUES:
Energy marketing and trading  $1,863,877   $      -   $      - $1,863,877
Electric utility                 471,300    536,769       (642) 1,007,427
Gas utility                      140,724          -          -    140,724
Other                             14,369      3,325          -     17,694
 Total revenues                2,490,270    540,094       (642) 3,029,722

COST OF REVENUES:
Energy marketing and trading   1,813,641          -       (234) 1,813,407
Fuel and power purchased         124,256    198,825       (408)   322,673
Gas supply expenses               90,211          -          -     90,211
Other                             10,270          -          -     10,270
 Total cost of revenues        2,038,378    198,825       (642) 2,236,561

Gross profit                     451,892    341,269          -    793,161

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         159,420    149,204          -    308,624
 Energy marketing and trading
  and other                       48,341      1,803          -     50,144
Depreciation and amortization     77,385     60,454          -    137,839
Non-recurring charges                  -      1,480          -      1,480
 Total operating expenses        285,146    212,941          -    498,087

Equity in earnings
 of joint ventures                11,313          -          -     11,313

OPERATING INCOME                 178,059    128,328          -    306,387

Other income and (deductions)      3,353      4,798          -      8,151
Interest charges and
 preferred dividends              40,404     31,498          -     71,902

Income before income taxes       141,008    101,628          -    242,636

Income taxes                      48,355     36,743          -     85,098

NET INCOME                    $   92,653   $ 64,885   $      - $  157,538

Average common shares
 outstanding                      66,278     37,818     25,338    129,434

Earnings per share            $     1.40   $   1.72   $      - $     1.22

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

3. Merger-related transaction costs are currently estimated to be approximately $16.5 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of the estimated cost savings resulting from the merger or costs to achieve such savings has been reflected in the pro forma combined condensed statements of income. A charge of $4.92 million ($8.25 million, net of income taxes of $3.33 million) to retained earnings and $8.25 million as deferred debits and other assets in the pro forma combined condensed balance sheet has been made to recognize such estimated transaction costs.

4. The pro forma combined condensed financial statements reflect the conversion of each share of KU Energy Common Stock (no par value) outstanding into 1.67 shares of LG&E Energy Common Stock (no par value) as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

5. LG&E Energy's net income for the nine months ended September 30, 1997, includes the receipt of an $8.5 million insurance settlement related to losses resulting from unauthorized transactions entered into in 1996 by a marketer in the Company's Calgary, Alberta, office. A one-time restructuring charge of $7.5 million for the consolidation of LG&E Energy's energy marketing group partially offsets the insurance recovery.

6. LG&E Energy adopted the mark-to-market method of accounting for its energy trading and price risk management activities during 1996. This resulted in increases in energy marketing and trading revenues and income from operations of $1.1 million for the three months ended September 30, 1996, and $10.6 million for the nine months ended September 30, 1996. The impact on prior period financial results was immaterial.

7. KU Energy's net income for the nine months ended September 30. 1996, includes a nonrecurring write-off of nonutility investments. This charge is reflected in nonrecurring charges on the income statement.

Item 6(a).  Exhibits.

Exhibit
Number              Description

10.01 Copy of U.S. $500,000,000 Credit Agreement, dated as of September 5, 1997, among LG&E Capital Corp., as Borrower, and the Banks named therein, as Lenders, and Chase Securities Inc., as Syndication Agent, Bank of Montreal, as Administrative Agent, and Morgan Guaranty Trust Company of New York, PNC Bank, Kentucky, Inc., The Bank of New York, The First National Bank of Chicago and Wachovia Bank, N.A., as Co-Agents.

10.02 Copy of U.S. $ 200,000,000 Credit Agreement, dated as of September 5, 1997, among LG&E Capital Corp., as Borrower, and the Banks named therein, as Lenders, and Chase Securities Inc., as Syndication Agent, Bank of Montreal, as Administrative Agent, and Morgan Guaranty Trust Company of New York, PNC Bank, Kentucky, Inc., The Bank of New York, The First National Bank of Chicago and Wachovia Bank, N.A., as Co-Agents.

10.03 Copy of Support Agreement, dated as of September 5, 1997, between LG&E Energy Corp. and LG&E Capital Corp.

27 Financial Data Schedules for LG&E Energy Corp. and Louisville Gas and Electric Company.

Item 6(b).  Reports on Form 8-K.

On September 9, 1997, the Company filed a report on Form 8-K announcing that Ronald L. Bittner, a member of the Company's board of directors, died of cancer on August 31, 1997.

On September 19, 1997, the Company and LG&E filed reports on Form 8-K announcing that:

  1) The Kentucky Public Service Commission entered an Order approving the proposed merger of KU Energy Corporation with LG&E Energy Corp.

  2) The Company's 1997 earnings would be lower than 1996 earnings of $1.57 per share and could be in a range of $1.40 to $1.48 per share.

On October 14, 1997, the Company and LG&E filed reports on Form 8-K announcing that its board of directors elected Jeffery T. Grade, 53, to the boards of the Company and LG&E.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E Energy Corp.
Registrant


Date:  November 11, 1997        /s/ Victor A. Staffieri
                                Victor A. Staffieri
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  November 11, 1997        /s/ Victor A. Staffieri
                                Victor A. Staffieri
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)