Form 10-K405
period 1997-12-31
LG&E ENERGY CORP; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1998-03-30
CIK 861388, 60549

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

                For the fiscal year ended DECEMBER 31, 1997

 Commission      Registrant, State of Incorporation,         IRS Employer
 File Number       Address, and Telephone Number         Identification Number
------------    ------------------------------------    ----------------------
  1-10568                 LG&E ENERGY CORP.                    61-1174555

                     (A Kentucky Corporation)
                       220 West Main Street
                         P. O. Box 32030
                     Louisville, Kentucky 40232
                          (502) 627-2000

  2-26720        LOUISVILLE GAS AND ELECTRIC COMPANY           61-0264150

                     (A Kentucky Corporation)
                      220 West Main Street
                         P. O. Box 32010
                     Louisville, Kentucky 40232
                          (502) 627-2000

        Securities registered pursuant to section 12(b) of the Act:

                            LG&E Energy Corp.
                            -----------------
                                                       Name of each exchange on
     Title of each class                                   which registered
     -------------------                               ------------------------
Common Stock, without par value                         New York Stock Exchange
Rights to Purchase Series A Preferred                             and
   Stock, without par value                              Chicago Stock Exchange

                    Louisville Gas and Electric Company
                    -----------------------------------
                                                      Name of each exchange on
           Title of each class                              which registered
           -------------------                          -----------------------
First Mortgage Bonds, Series due July 1, 2002, 7-1/2%   New York Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:

                       Louisville Gas and Electric Company
                  5% Cumulative Preferred Stock, $25 Par Value
              $5.875 Cumulative Preferred Stock, Without Par Value
            Auction Rate Series A Preferred Stock, Without Par Value
                                (Title of class)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 1998, the aggregate market value of LG&E Energy Corp.'s voting stock held by non-affiliates totaled $1,587,922,979 and it had 66,527,636 shares of common stock outstanding. As of February 27, 1998, the aggregate market value of Louisville Gas and Electric Company's voting stock held by non-affiliates totaled $16,560,101, and it had 21,294,223 shares of common stock outstanding, all held by LG&E Energy Corp.

This combined Report on Form 10-K is separately filed by LG&E Energy Corp. and Louisville Gas and Electric Company. Information contained herein related to LG&E Energy Corp. or any of its direct or indirect subsidiaries other than Louisville Gas and Electric Company is provided solely by LG&E Energy Corp. and not Louisville Gas and Electric Company and shall be deemed not included in the Report on Form 10-K of Louisville Gas and Electric Company.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

LG&E Energy Corp.'s proxy statement, filed with the Commission on March 20, 1998, and Louisville Gas and Electric Company's information statement, filed with the Commission on March 27, 1998, are incorporated by reference into
Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

         Item 1.    Business........................................................        1
                    Overview of Operations..........................................        1
                    Proposed Merger with KU Energy Corporation......................        1
                    Louisville Gas and Electric Company
                         General....................................................        6
                         Electric Operations........................................        7
                         Gas Operations.............................................        9
                         Regulation and Rates.......................................       10
                         Construction Program and Financing.........................       11
                         Coal Supply................................................       12
                         Gas Supply.................................................       12
                         Environmental Matters......................................       13
                         Competition................................................       13
                    LG&E Capital Corp...............................................       13
                    Energy Marketing and Trading Division...........................       14
                    Power Generation Division.......................................       17
                    Argentine Gas Distribution Division.............................       19
                    Employees and Labor Relations...................................       19
         Item 2.    Properties......................................................       20
         Item 3.    Legal Proceedings...............................................       23
         Item 4.    Submission of Matters to a Vote of Security Holders.............       25
         Executive Officers of the Company..........................................       26

                                     PART II

         Item 5.    Market for the Registrant's Common Equity and Related
                         Stockholder Matters........................................       29
         Item 6.    Selected Financial Data.........................................       31
         Item 7.    Management's Discussion and Analysis of Results of
                         Operations and Financial Condition:
                             LG&E Energy Corp.......................................       33
                             Louisville Gas and Electric Company....................       44
         Item 8.    Financial Statements and Supplementary Data:
                         LG&E Energy Corp...........................................       52
                         Louisville Gas and Electric Company........................       87
         Item 9.    Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure...................................      107

                                    PART III

         Item 10.   Directors and Executive Officers of the Registrant (a)..........      107
         Item 11.   Executive Compensation (a)......................................      107
         Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management (a).........................................      107
         Item 13.   Certain Relationships and Related Transactions (a)..............      107

                                     PART IV

         Item 14.   Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K....................................      107
         Unaudited Pro Forma Combined Condensed Financial Information...............      128
         Signatures      ...........................................................      135

         (a) Incorporated by reference.

                                     Part I.

Item 1.  Business.

                            OVERVIEW OF OPERATIONS

LG&E Energy Corp. (the Company or LG&E Energy) is a diversified energy-services holding company with two direct subsidiaries: Louisville Gas and Electric Company (LG&E) and LG&E Capital Corp. (Capital Corp.). The Company's regulated operations are conducted by LG&E.

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

The Company is not a public utility under the laws of the Commonwealth of Kentucky and is not subject to regulation as such by the Kentucky Public Service Commission (Kentucky Commission). See Louisville Gas and Electric Company -Regulation and Rates below for a description of the regulation of LG&E by the Kentucky Commission, which includes the ability to regulate certain intercompany transactions between LG&E and the Company, including the Company's non-utility subsidiaries.

On June 9, 1997, certain subsidiaries of the Company entered into a Participation Agreement with Big Rivers Electric Corporation (Big Rivers), setting forth the detailed parameters of the proposed 25-year lease by Company affiliates of the generation assets of Big Rivers as part of the confirmation of Big Rivers' Plan of Reorganization by the U.S. Bankruptcy Court. On March 18, 1998, the parties executed an Amended and Restated Participation Agreement whereby, effective with the overall proposed transaction, subsidiaries of the Company have agreed to assume responsibility for certain unforeseen future environmental, legislative and regulatory costs associated with the Big Rivers generating facilities and the loads of certain industrial customers. This amendment addresses issues raised by the Kentucky Commission in its November 1997 hearing on this transaction. Consummation of this transaction is subject to a number of conditions, including receipt of further bankruptcy court and federal and state regulatory approvals. The Company made initial filings seeking regulatory approvals from the Kentucky Commission on June 30, 1997. An order from the Commission is expected during the second quarter of 1998. Approval of various elements of the transaction is also required from the Federal Energy Regulatory Commission (FERC). See
Note 3 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

                   PROPOSED MERGER WITH KU ENERGY CORPORATION

Description of the Merger

As initially announced in the Company's Current Report on Form 8-K dated May 20, 1997, the Company and KU Energy Corporation, a Kentucky corporation ("KU"), entered into an Agreement and Plan of Merger dated May 20, 1997 (the "Merger Agreement") providing for a merger of the Company and KU. Pursuant to the Merger Agreement, among other things, KU will be merged with and into the Company with the Company as the surviving corporation (the "Merger"). The Merger was unanimously approved by the respective Boards of Directors. The shareholders of the Company and KU have also approved the merger, which is expected to close shortly after all of the conditions to consummation of the Merger, including the receipt of all applicable regulatory approvals, are met or waived. Such conditions are expected to be met before the end of 1998, but could be met as early as the second quarter of 1998.

As a result of the Merger, the Company, which is the parent of LG&E, will become the parent company of KU's principal operating subsidiary, Kentucky Utilities Company ("Kentucky Utilities"). The operating utility subsidiaries (LG&E and Kentucky Utilities) will maintain their separate corporate identities and will continue to serve customers in Kentucky and Virginia under their present names. LG&E Energy and KU expect more than

$760 million in gross non-fuel savings over a ten-year period following the Merger. Costs to achieve these synergies are estimated to be $77 million. The preferred stock and debt securities of the operating utility subsidiaries will not be affected by the Merger. The nonutility subsidiaries of KU will become subsidiaries of the Company.

Incorporated herein as exhibits by reference are the press release issued in connection with the Merger filed as an exhibit to the Company's Form 8-K dated May 20, 1997 and the Merger Agreement, and the related Stock Option Agreements (defined below) filed as exhibits to the Company's Form 8-K dated May 30, 1997. The descriptions of the Merger Agreement and the Stock Option Agreements set forth herein do not purport to be complete and are qualified in their entirety by the provisions of the Merger Agreement and the Stock Option Agreements, as the case may be, and other exhibits filed with the Company's Form 8-K dated May 30, 1997.

Under the terms of the Merger Agreement, each outstanding share of the common stock, without par value, of KU ("KU Common Stock") (other than shares with respect to which dissenter's rights are perfected under applicable state law), together with the associated KU stock purchase rights, will be converted into the right to receive 1.67 shares of common stock, without par value, of the Company ("LG&E Energy Common Stock"), together with the associated LG&E Energy stock purchase rights. A holder of KU Common Stock who would otherwise have been entitled to a fractional share of LG&E Energy Common Stock will be entitled to receive a cash payment in lieu of such fractional share. The outstanding shares of LG&E Energy Common Stock prior to the Merger will remain unchanged and outstanding. As of March 1, 1998, there were 66,527,636 shares of LG&E Energy Common Stock outstanding, and 37,817,517 shares of KU Common Stock outstanding. Based on such capitalization, upon consummation of the Merger, 51.3% of the outstanding LG&E Energy Common Stock will be owned by the shareholders of the Company prior to the Merger and 48.7% will be owned by former KU shareholders. Following the Merger, the Company's board is expected to continue the Company's existing dividend payment policy. However, no assurance can be given that such dividend rate will be in effect or will remain unchanged. The amount, declaration and timing of dividends will be a business decision to be made by the Company's Board from time to time based upon the results of operations and financial condition of the Company and its subsidiaries and such other business considerations as the Company's Board considers relevant in accordance with applicable laws.

Conditions to Consummation of the Merger

The Merger is subject to customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals of various regulators in Kentucky and Virginia under state utility laws, the approval of the Federal Energy Regulatory Commission under the Federal Power Act, the approval of the Securities and Exchange Commission (the "SEC") under the Public Utility Holding Company Act of 1935, and the filing of requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of all applicable waiting periods thereunder. The Merger is also subject to the receipt of opinions of counsel that the Merger will qualify as a tax-free reorganization and assurances from the parties' independent accountants that the Merger will qualify as a pooling of interests for accounting purposes. In addition, the Merger is conditioned upon the approval for listing of the LG&E Energy Common Stock to be issued in the Merger on the New York Stock Exchange. It is anticipated that LG&E Energy, as parent of LG&E and Kentucky Utilities, will continue to be an exempt holding company under the Public Utility Holding Company Act of 1935.

During 1997 and the first quarter of 1998, in addition to shareholder and Board of Directors approval, the Company and KU took the following steps toward fulfilling the conditions to closing:

         - A registration statement filed by the Company with the SEC with respect to the LG&E Energy Common Stock to be issued in the Merger became effective.

         - The Company and KU filed for regulatory approval of the Merger Transaction with the FERC and state commissions.

         - The Company and KU filed for SEC approval of the Merger under the Public Utility Holding Company Act of 1935, as amended.

         - Notification under the Hart-Scott-Rodino Act of 1976, as amended, was filed in the first quarter of 1998 with the Department of Justice and the Federal Trade Commission.

The Merger Agreement

The Merger Agreement contains certain covenants of the parties pending the closing. Generally, the parties must carry on their business only as specified in the Merger Agreement (subject to ordinary course exceptions, certain negotiated dollar limitations and certain previously budgeted amounts).

The Merger Agreement provides that after the effectiveness of the Merger (the "Effective Time"), the principal executive offices of LG&E Energy will remain in Louisville, Kentucky. LG&E will remain headquartered in Louisville. Kentucky Utilities will remain headquartered in Lexington, Kentucky and maintain a substantial presence elsewhere throughout its service territory in order to conduct its state-wide operations. At the Effective Time, the Company's Board of Directors will consist of a total of 15 directors, eight of whom will be designated by the Company and seven of whom will be designated by KU. Upon completion of the Merger, Mr. Roger W. Hale will continue as Chairman and Chief Executive Officer of the Company and LG&E and will become Chairman and Chief Executive Officer of Kentucky Utilities. Mr. Michael R. Whitley, the Chairman and Chief Executive Officer of KU, will become Vice Chairman, President and Chief Operating Officer of the Company and Vice Chairman and Chief Operating Officer of each of LG&E and Kentucky Utilities.

The Merger Agreement may be terminated in certain circumstances, including
(1) by mutual consent of the parties; (2) by either the Company or KU, if the Merger has not been consummated before May 20, 1999 (plus an extension to November 20, 1999 if all conditions to closing the Merger, other than receipt of certain consents and/or statutory approvals by the Company or KU, have been satisfied at May 20, 1999); (3) by either the Company or KU, if the stockholders of either the Company or KU do not approve the Merger or if certain legal requirements prohibit the Merger; (4) by either the Company or KU, if the other party's directors withdraw or adversely modify their recommendation of the Merger, fail to reaffirm such recommendation upon the other party's request, or approve an alternative transaction with a third party; (5) by either party if the other party has breached the Merger Agreement or if the other party's representations and warranties are inaccurate, and such breach or inaccuracy is reasonably likely to result in a material adverse effect and is not cured within 20 days after receipt of notice thereof, (6) by either party if a third party acquires more than 50% of the other party's outstanding voting securities or if the other party's directors on May 20, 1997 (together with new directors nominated by a majority of such party's directors) cease to constitute a majority of such party's directors then in office; or (7) by either party, under certain circumstances, if there is a competing third-party offer and (i) the target party's directors receive written advice from outside counsel that, as a result of the competing proposal, the directors' fiduciary duties require reconsideration of the target party's commitment to consummate the Merger,
(ii) such target party's directors determine in good faith that their fiduciary duties require acceptance of the competing proposal and (iii) such target party is unable, prior to termination, to negotiate adjustments to the Merger Agreement enabling the Merger to proceed.

The Merger Agreement provides that if a breach or inaccuracy described in clause (5) above occurs and if such breach or inaccuracy is not willful, the non-breaching party is entitled to reimbursement of its out-of-pocket expenses and fees (including, without limitation, fees and expenses payable to all legal, accounting, financial, public relations and other professional advisors arising out of, in connection with or related to the Merger or the transactions contemplated by the Merger Agreement) not to exceed $10 million. In the event of a willful breach, the non-breaching party will be entitled to reimbursement of its actual out-of-pocket expenses (which will not be subject to the $10 million limit) and any remedies it may have at law or in equity; provided, further, that if, at the time of the breaching party's willful breach, there shall have been a third party tender offer or business combination proposal which shall not have been rejected by the breaching party and withdrawn by the bidder, and within two and one-half years following termination, the breaching party or an affiliate thereof becomes a subsidiary of the bidder or a subsidiary of an affiliate of such bidder or accepts a written offer to consummate or consummates a business combination with such bidder or an affiliate thereof, then such breaching party (jointly and severally with its affiliates), upon the signing of a definitive agreement relating to such a business combination, or, if no such agreement is signed, then at the closing (and as a condition to the closing) of such breaching party becoming such a subsidiary or of such business combination, is required to pay to the non-breaching party an additional fee equal to $50 million.

If the Merger Agreement is terminated by either the Company or KU due to (i) the scenarios described in clauses (4) or (7) above, (ii) the failure of either party to comply with certain covenants requiring it to call a meeting of stockholders and recommend the Merger for approval, or (iii) the failure of either party's stockholders to approve the Merger (provided the other party's stockholders shall not have also failed to approve the Merger), and if at the time of such event there is a pending third party offer or proposal that is not rejected by the target directors and not withdrawn by the bidder, and if the third party proposal is ultimately signed or consummated within two and one-half years and the target party or an affiliate thereof becomes a subsidiary of the bidder or a subsidiary of an affiliate of such bidder, or accepts a written offer to consummate or consummates a business combination with such bidder or an affiliate thereof, then the target party (jointly and severally with its affiliates), upon the signing of a definitive agreement relating to such a business combination, or, if no such agreement is signed, then at the closing (and as a condition to the closing) of such target party becoming such a subsidiary or of such business combination, is required to pay to the other party an additional fee equal to $50 million in cash plus out-of-pocket fees and expenses incurred by the other party.

Simultaneously with the execution and delivery of the Merger Agreement, the Company and KU also entered into reciprocal stock option agreements (the "Stock Option Agreements"). Pursuant to the Stock Option Agreements, the Company and KU have each granted to the other an irrevocable option to purchase up to 19.9% of the granting company's outstanding common stock, at an exercise price per share equal to (i) in the case of LG&E Energy Common Stock, the average of the daily closing sales price per share of LG&E Energy Common Stock during the ten-day period ending May 12, 1997 or (ii) in the case of KU Common Stock, the price per share of LG&E Energy Common Stock determined pursuant to clause (i) above multiplied by an exchange ratio of
1.67. The option becomes exercisable if the Merger Agreement becomes terminable by either the Company or KU in circumstances that could entitle such party to receive termination fees, generally as a result of the other party becoming the subject of a third party tender offer or business combination proposal.

If its option becomes exercisable, either the Company or KU may request the other party to repurchase all or part of its option at a price per share equal to the spread between the exercise price and the highest average trading price or the offered price in any business combination proposal. The aggregate amount of any termination fees and the transaction expenses payable, plus any amounts payable as a result of the required repurchase of options, is limited to a maximum amount of $70 million.

In connection with the Merger, the Company has amended the terms of the Rights Agreement, dated as of December 5, 1990, as amended (the "LG&E Energy Rights Agreement"), between LG&E Energy and LG&E, as rights agent, so that the execution, delivery and performance of the Merger Agreement and the Stock Option Agreements will not cause any "Rights" (as defined in the LG&E Energy Rights Agreement) to become exercisable, cause KU or any of its affiliates to become an "Acquiring Person" (as defined in the LG&E Energy Rights Agreement) or give rise to a "Distribution Date" or "Triggering Event" (as each such term is defined in the LG&E Energy Rights Agreement). Similarly, KU has amended the terms of the Rights Agreement, dated as of January 27, 1992 (the "KU Rights Agreement"), between KU and Illinois Stock Transfer Company, as rights agent, so that the execution, delivery and performance of the Merger Agreement and the Stock Option Agreements will not cause any "Rights" (as defined in the KU Rights Agreement) to become exercisable, cause LG&E Energy or any of its affiliates to become an "Acquiring Person" (as defined in the KU Rights Agreement) or give rise to a "Distribution Date" or "Triggering Event" (as each such term is defined in the KU Rights Agreement).

On March 25, 1998, the Federal Energy Regulatory Commission (FERC) issued an order approving the merger of LG&E Energy Corp. and KU Energy Corporation without conditions. The companies had submitted a joint merger application to FERC for approval on October 9, 1997.

Results of the Merger Transaction

A preliminary estimate indicates that the Merger will result in gross non-fuel savings of more than $760 million over a ten-year period following the Merger. Costs to achieve these synergies are estimated to be $77 million. In regulatory filings associated with approval of the Merger, LG&E and Kentucky Utilities committed not to seek increases in base rates and proposed reductions in their retail customers' bills in amounts based on 50% of the currently estimated cost savings to be achieved as a result of the Merger, less 50% of the costs to achieve such savings, in each of the five years following effectiveness of the Merger. These regulatory filings were approved substantially as filed by the Kentucky Commission, see "Regulation and Rates" and Note 2 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

The Virginia State Corporation Commission (the "Virginia Commission") entered an Order (the "Virginia Order") on January 20, 1998 approving the merger of KU Energy with the Company subject to certain conditions, including among others, the following conditions: (i) that Kentucky Utilities reduce its Virginia jurisdictional retail revenues over the first five years after the merger is consummated by at least $4,122,185, provided that, any additional merger savings shall be provided to Virginia jurisdictional customers proportionately; and submit to the Virginia Commission a copy of any such subsequent revisions together with a comparison showing how the rate reduction is calculated; (ii) that should actual merger-related savings exceed estimates provided to the Virginia Commission, such additional merger-related savings may be at issue in any future filings or proceedings addressing rates; (iii) that all merger-related savings shall be recorded above the line for purposes of Kentucky Utilities' filings or other proceedings addressing rates and in connection therewith the costs to achieve the merger shall be amortized over five years; (iv) that, within 180 days after consummation, Kentucky Utilities shall file a detailed report with the Virginia Commission describing all actual merger-related costs; (v) that commencing with 1998, the amortized balance of deferred costs to achieve the merger shall be subject to write-off or write-down in the event of over-earnings per an annual earnings test (a range of 12.0% through 13.0% until Kentucky Utilities' next rate case) to be filed with each annual filing; (vi) that no costs attributable to LG&E's regulatory assets or potential stranded costs will be included in Virginia retail rates, without prior approval of the Virginia Commission; (vii) that no merger-related costs in excess of merger-related savings will be included in Virginia retail rates in any year following the merger; (viii) that Kentucky Utilities shall quantify, in accordance with GAAP, the merger-related costs attributable to the test period used to establish Virginia retail rates and demonstrate that the merger-related savings for the same period exceeds such merger-related costs; (ix) that Kentucky Utilities will not terminate merger-related surcredits at the end of the initial five years of the plan, without prior approval of the Virginia Commission; and (x) that Kentucky Utilities shall file a general rate case with the Virginia Commission no later than nine months prior to the end of the fifth year of the merger to address the future sharing of merger savings with ratepayers.

                       LOUISVILLE GAS AND ELECTRIC COMPANY

General

Incorporated on July 2, 1913, LG&E is a regulated public utility that supplies natural gas to approximately 284,000 customers and electricity to approximately 356,000 customers in Louisville and adjacent areas in Kentucky. LG&E's service area covers approximately 700 square miles in 17 counties and has an estimated population of one million. Included in this area is the Fort Knox Military Reservation, to which LG&E transports gas and provides electric service, but which maintains its own distribution systems. LG&E also provides gas service in limited additional areas. LG&E's coal-fired electric generating plants, which are all equipped with systems to reduce sulfur dioxide emissions, produce most of LG&E's electricity. The remainder is generated by a hydroelectric power plant and combustion turbines. Underground natural gas storage fields help LG&E provide economical and reliable gas service to customers. During 1997, the Company's financial condition and results of operation depended to a large degree on the financial condition and results of operations of LG&E.

LG&E's Trimble County Unit 1 (Trimble County), a 495-megawatt, coal-fired electric generating unit, which LG&E began constructing in 1979, was placed in commercial operation in December 1990. Trimble County had been subject to numerous reviews by the Kentucky Commission. In December 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that in effect, resolved all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County costs from customer rates. LG&E owns a 75% undivided interest in Trimble County. For a more detailed discussion of the proceedings relating to Trimble County, see Electric Operations and Notes 17 and 18 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

With the passage of the Clean Air Act Amendments of 1990 (the Act), LG&E already complied with the stringent sulfur dioxide emission limits required by the year 2000, as it had previously installed scrubbers on all of its coal-fired generating units. Since 1990, as part of its ongoing construction program, LG&E has spent approximately $31 million through 1997 for measures to meet applicable nitrogen oxide limits. While the overall financial impact of the Act on LG&E has been minimal, LG&E is closely monitoring several significant regulatory developments which may potentially impact LG&E including efforts by local officials to address the "ozone nonattainment" status of Jefferson County, Kentucky and implementation of new ozone and particulate matter standards adopted by the United States Environmental Protection Agency (USEPA) in June, 1997. LG&E is monitoring regulations proposed by USEPA in October 1997, that could require numerous utilities including LG&E to reduce nitrogen oxide emissions by approximately 85% from 1990 levels. LG&E has already reduced its nitrogen oxide emissions by approximately 40% and the Company's independent power projects generally operate at even lower emissions levels. However, if adopted as proposed, the proposed regulations may require LG&E and the independent power projects to incur significant capital expenditures, currently estimated as potentially in excess of $100 million in the case of LG&E, and significantly increased operation and maintenance costs. LG&E currently anticipates that a significant portion of any such capital costs could be recoverable through rates, although there can be no guarantee of such recovery. For a more detailed discussion of the Clean Air Act and other environmental issues, see Environmental Matters under this Item, Item 3, Item 7, and Note 12 of LG&E's Notes to Financial Statements and Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8, respectively.

For the year ended December 31, 1997, 73% of total operating revenues was derived from electric operations and 27% from gas operations. Electric and gas operating revenues and the percentages by classes of service on a combined basis for this period were as follows:

                                                           (Thousands of $)
                                              Electric           Gas           Combined          % Combined
                                              --------         --------        ---------         -----------
   Residential                                $205,137         $139,967         $345,104              46%
   Commercial                                  162,900           52,440          215,340               28
   Industrial                                  110,652           17,892          128,544               17
   Public authorities                           53,412           12,052           65,464                9
                                             ---------        ---------        ---------            -----
     Total - ultimate consumers                532,101          222,351          754,452             100%
                                                                                                     ===
   Wholesale sales                              70,942                -           70,942
   Gas transported - net                             -            6,997            6,997
   Miscellaneous                                11,489            1,663           13,152
                                            ----------      -----------       ----------
     Total                                    $614,532         $231,011         $845,543
                                              ========         ========         ========

See Note 15 of LG&E's Notes to Financial Statements and Note 19 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for financial information concerning segments of business for the three years ended December 31, 1997.

Electric Operations

The sources of LG&E's electric operating revenues and the volumes of sales for the three years ended December 31, 1997, were as follows:

                                                                  1997             1996              1995
                                                                  ----             ----              ----
   ELECTRIC OPERATING REVENUES (Thousands of $):
   Residential                                                  $205,137         $202,318          $201,357
   Small commercial and industrial                                72,769           74,034            73,074
   Large commercial                                               90,131           88,993            87,497
   Large industrial                                              110,652          110,914           110,800
   Public authorities                                             53,412           54,318            53,861
   Refund - Trimble County settlement                                  -                -           (28,300)
                                                                --------         --------          --------
     Total - ultimate consumers                                  532,101          530,577           498,289
   Wholesale sales                                                70,942           67,854            37,471
   Miscellaneous                                                  11,489            8,265             6,577
                                                                --------         --------          --------
     Total                                                      $614,532         $606,696          $542,337
                                                                ========         ========          ========

   ELECTRIC SALES (Thousands of mwh):
   Residential                                                     3,302            3,382             3,415
   Small commercial and industrial                                 1,108            1,131             1,112
   Large commercial                                                1,880            1,850             1,802
   Large industrial                                                3,054            3,059             3,024
   Public authorities                                              1,105            1,122             1,113
                                                                --------         --------          --------
     Total - ultimate consumers                                   10,449           10,544            10,466
   Wholesale sales                                                 3,800            3,589             2,001
                                                                --------         --------          --------
     Total                                                        14,249           14,133            12,467
                                                                ========         ========          ========

                                       7

At December 31, 1997, LG&E had 356,082 electric customers.

LG&E uses efficient coal-fired boilers that are fully equipped with sulfur dioxide removal systems to generate electricity. LG&E's system wide emission rate for sulfur dioxide in 1997 was approximately .98 lbs./MMBtu of heat input, which is significantly below the Phase II limit of 1.2 lbs./MMBtu established by the Clean Air Act Amendments of 1990 for the year 2000.

On Monday, July 21, 1997, LG&E set a record local peak load of 2,414 Mw, when the temperature at the time of peak reached 93(degree)F (average for the day was 83(degree)F). LG&E also set the record system peak of 3,536 Mw (which included purchases from and short-term sales to other electric utilities) on Thursday, June 25, 1997. The 1996 maximum local peak load of 2,282 Mw occurred on Wednesday, August 7, when the temperature at the time of peak was 93(degree)F (average for the day was 84(degree)F). Prior to 1997, the record local peak load was 2,357 Mw (set on August 17, 1995) and the record system peak was 3,223 Mw (set on May 30, 1991).

LG&E's current reserve margin is 16%. At December 31, 1997, LG&E owned steam and combustion turbine generating facilities with a capacity of 2,512 Mw and an 80 Mw hydroelectric facility on the Ohio River. See Item 2, Properties.

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

The Illinois Municipal Electric Agency (IMEA), based in Springfield, Illinois, which is an agency of 35 municipalities that own and operate their own electric systems, has a 12.12% ownership interest in LG&E's Trimble County Unit 1. The Indiana Municipal Power Agency (IMPA), based in Carmel, Indiana, has a 12.88% interest in the Trimble County Unit. IMPA is composed of 31 municipalities that have joined together to meet their long-term electric power needs. Both IMEA and IMPA pay their proportionate share for operation and maintenance expenses of Trimble County and for fuel and reactant used. They are also responsible for their proportionate share of incremental capital assets acquired. See Note 18 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for a further discussion.

Gas Operations

The sources of LG&E's gas operating revenues and the volumes of sales for the three years ended December 31, 1997, were as follows:

                                                                  1997             1996              1995
                                                                  ----             ----              ----
   GAS OPERATING REVENUES (Thousands of $):
   Residential                                                  $139,967         $125,327          $107,762
   Commercial                                                     52,440           47,415            38,161
   Industrial                                                     17,892           21,229            17,430
   Public authorities                                             12,052           11,731             8,679
                                                              ----------       ----------       -----------
     Total - ultimate consumers                                  222,351          205,702           172,032
   Gas transported - net                                           6,997            6,850             7,821
   Miscellaneous                                                   1,663            1,867             1,273
                                                             -----------      -----------       -----------
     Total                                                      $231,011         $214,419          $181,126
                                                                ========         ========          ========

   GAS SALES (Millions of cu. ft.):
   Residential                                                    24,038           25,531            24,242
   Commercial                                                     10,212           10,656             9,885
   Industrial                                                      3,948            5,190             5,188
   Public authorities                                              2,467            2,790             2,423
                                                               ---------        ---------         ---------
     Total - ultimate consumers                                   40,665           44,167            41,738
   Gas transported                                                13,452           12,540            12,241
                                                                --------         --------          --------
     Total                                                        54,117           56,707            53,979
                                                                ========         ========          ========

At December 31, 1997, LG&E had 283,690 gas customers.

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

The all-time maximum day gas sendout of 545,000 Mcf occurred on Sunday, January 20, 1985, when the average temperature for the day was -11(degree)F. During 1997, the maximum day gas sendout was 506,000 Mcf, occurring on January 16, when the average temperature for the day was 12(degree)F. Supply on that day consisted of 203,000 Mcf from purchases, 245,000 Mcf delivered from underground storage, and 58,000 Mcf transported for industrial customers. For a further discussion, see Gas Supply.

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

For a discussion of current regulatory matters, see Rates and Regulation under Item 7 and Note 3 of LG&E's Notes to Financial Statements and Note 4 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

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

On December 8, 1995, the Commission approved a settlement agreement that, in effect, resolved all the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. See Note 13 of LG&E's Notes to Financial Statements and Note 17 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for a further discussion of this matter.

In April 1995, in response to an application filed by LG&E, the Commission approved an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, an additional $2.4 million in 1996, and an additional $.4 million in 1997. An appeal of the Commission's April 1995 order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. LG&E is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. In a similar proceeding involving appeals from the Commission's order authorizing an environmental cost recovery surcharge for Kentucky Utilities Company by the same intervenors, the Kentucky Court of Appeals, in a decision issued on December 5, 1997, upheld the constitutionality of the surcharge statute. The intervenors have petitioned the Kentucky Supreme Court to review the decision of the Kentucky Court of Appeals. The amount of refunds that may be ordered, if any, is not expected to have a material adverse effect on LG&E's financial position or results of operations. See Rates and Regulation under Item 7 for a further discussion.

In January 1994, LG&E implemented a Commission approved demand side management (DSM) program.

The program contains a rate mechanism that provides for the recovery of DSM program costs, allows LG&E to recover revenues due to lost sales associated with the DSM programs and provides LG&E an incentive for implementing DSM programs. See Rates and Regulation under Item 7 for a discussion of Commission approved changes to the original program and requested revisions pending before the Commission.

On September 30, 1997, the Commission issued an order approving LG&E's request to implement an experimental performance-based ratemaking mechanism. This mechanism is related to gas procurement activities and gas off-system sales only and is approved for a three-year test period effective October 1, 1997. During the three-year experimental period, rate adjustments related to this mechanism will be determined for each 12 month period beginning November 1 and ending October 31. This mechanism is not expected to have a material effect on LG&E's financial position or results of operations.

In its September 12, 1997 order approving the merger of LG&E Energy and KU Energy, the Kentucky Commission ordered LG&E to file by the later of the consummation of the merger or September 14, 1998, detailed plans to address the future rate regulation of LG&E. For a further discussion of this matter, see Rates and Regulation under Item 7.

As part of the corporate reorganization whereby LG&E became the subsidiary of LG&E Energy Corp. (Energy Corp.), LG&E obtained the approval of the Kentucky Commission. The order of the Kentucky Commission authorizing LG&E to reorganize into a holding company structure contains certain provisions, which, among other things, ensure the Kentucky Commission access to books and records of Energy Corp. and its affiliates which relate to transactions with LG&E; requires Energy Corp. and its subsidiaries to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by LG&E's customers; and precludes LG&E from guaranteeing any obligations of Energy Corp. without prior written consent from the Kentucky Commission. In addition, the order provides that LG&E's Board of Directors has the responsibility to use its dividend policy consistent with preserving the financial strength of LG&E and that the Kentucky Commission, through its authority over LG&E's capital structure, can protect LG&E's ratepayers from the financial effects resulting from non-utility activities.

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

During the five years ended December 31, 1997, gross property additions amounted to $506 million. Internally generated funds for the five-year period were sufficient to provide for all of these gross additions. The gross additions during this period amounted to approximately 18% of total utility plant at December 31, 1997, and consisted of $373 million for electric properties and $133 million for gas properties. Gross retirements during the same period were $99 million, consisting of $81 million for electric properties and $18 million for gas properties.

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

LG&E has entered into coal supply agreements with various suppliers for coal deliveries for 1998 and beyond. LG&E normally augments its coal supply agreements with spot market purchases which, during 1997, were about 14% of total purchases. LG&E has a coal inventory policy, which is in compliance with the Kentucky Commission's directives and which LG&E believes provides adequate protection under most contingencies. LG&E had on hand at December 31, 1997, a coal inventory of approximately 802,000 tons, or a 43 day supply.

LG&E expects, for the foreseeable future, to continue purchasing most of its coal, which has a sulfur content in the 2%-4.5% range, from western Kentucky and southwest Indiana. The abundant supply of this relatively low priced coal, combined with present and future desulfurization technologies, is expected to enable LG&E to continue to provide adequate electric service in a manner acceptable under existing environmental laws and regulations.

Coal for LG&E's Mill Creek plant is delivered by rail and barge. Deliveries to the Cane Run and Trimble County plants are by rail and barge, respectively. Starting in the second half of 1998, Cane Run will also have the capability for barge delivery of coal.

The average delivered cost of coal purchased by LG&E, per ton and per million Btu, for the periods shown were as follows:

                                           1997             1996              1995
                                           ----             ----              ----
   Per ton                               $21.66           $21.73            $23.68
   Per million Btu                          .94              .97              1.04

The delivered cost of coal is expected to increase slightly during 1998.

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

During 1997, Texas Gas filed for a change in its rates with FERC as required under the settlement in its last rate case with FERC. LG&E is participating in that and other proceedings, as appropriate. Resolution of that rate case is currently expected to take place sometime in 1998 and is expected to reflect a minimal increase in LG&E's rates.

LG&E transports on the Texas Gas system under No-Notice Service (NNS) and Firm Transportation (FT) rates. During the winter months, LG&E has 184,900 MMBtu per day in NNS. Effective November 1, 1997, LG&E modified its contract levels with Texas Gas. LG&E's summer NNS levels were decreased from 111,000 MMBtu per day to 60,000 MMBtu per day and its summer FT levels were increased from 24,000 MMBtu per day to 54,000 MMBtu per day. Each of these NNS and FT agreements with Texas Gas expire in equal portions in 2000, 2001, and 2003. LG&E also transports on the Tennessee system under Tennessee's Rate FT-A. Effective

November 1, 1997, LG&E increased its contract levels with Tennessee from 30,000 MMBtu per day annually to 51,000 MMBtu per day annually. The FT-A agreement with Tennessee expires 2002. The result of the modifications on both Texas Gas and Tennessee was a net increase in LG&E's total winter pipeline capacity of 21,000 MMBtu per day and no change in LG&E's total summer pipeline capacity. The net increase in winter pipeline capacity was made to serve increased sales requirements by LG&E to its customers.

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

The estimated maximum deliverability from storage during the early part of the 1996-1997 heating season was approximately 373,000 Mcf per day. Deliverability decreases during the latter portion of the heating season as the storage inventory is reduced by seasonal withdrawals.

The average cost per Mcf of natural gas purchased by LG&E was $3.46 in 1997 and 1996, and $2.62 in 1995.

Environmental Matters

Protection of the environment is a major priority for LG&E. LG&E engages in a variety of activities within the jurisdiction of federal, state, and local regulatory agencies. Those agencies have issued LG&E permits for various activities subject to air quality, water quality, and waste management laws and regulations. For the five year period ending with 1997, expenditures for pollution control facilities represented $104 million or 20% of total construction expenditures. The cost of operating and maintaining scrubber-related facilities amounted to $22 million in each of 1997 and 1996. See Note 12 of LG&E's Notes to Financial Statements and Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for a discussion of specific environmental proceedings affecting LG&E.

Competition

In the last several years, LG&E has taken many steps to prepare for the expected increase in competition in its industry, including a reduction in the number of employees; aggressive cost cutting; write-offs of previously deferred expenses; an increase in focus on not only commercial and industrial customers, but residential customers as well; an increase in employee involvement and training; a major realignment and formation of new business units, and continuous modifications of its organizational structure. LG&E could take additional steps like these to better position itself for competition in the future.

                               LG&E CAPITAL CORP.

The Company's non-regulated operations are conducted by LG&E Capital Corp. (Capital Corp.), which was formed on September 5, 1997, when the Company merged two of its former direct subsidiaries, LG&E Energy Systems Inc. (Energy Systems) and LG&E Gas Systems Inc. (Gas Systems), and renamed the surviving company LG&E Capital Corp.

Capital Corp. has two major subsidiaries: LG&E Power Inc. (LPI) and LG&E International Inc. (LII). LPI, in turn, has two major subsidiaries: LG&E Energy Marketing Inc. (LEM) and LG&E Power Operations Inc.

(LPO). LEM, together with one subsidiary operating in the United States and certain other direct subsidiaries of LPI operating in the United States, make up the Company's Energy Marketing and Trading Division, which is involved in the marketing and trading of electric power and the marketing, trading, gathering, processing, storage and transportation of natural gas.

LPO, together with primary subsidiaries operating in the United States, owns, operates and maintains domestic power generation facilities that sell energy to local industries and utilities. These subsidiaries, together with the subsidiaries that hold the investments in the foreign power generation facilities mentioned in the next paragraph, make up the Company's Power Generation Division.

LII, together with primary subsidiaries operating in the United States and three operating in Argentina, holds investments in foreign power generation facilities and in two Argentine natural gas distribution companies. In February 1997, LII purchased a controlling interest in Distribuidora de Gas del Centro (Centro) and acquired a minority interest in Distribuidora de Gas Cuyana (Cuyana) for approximately $140 million. Centro serves approximately 372,000 customers in Cordoba Province, Argentina; Cuyana serves approximately 305,000 customers in Mendoza Province, Argentina. The subsidiaries that hold the investments in Centro and Cuyana make up the Company's Argentine Gas Distribution Division.

The Company operates an energy services company, LG&E Enertech Inc., which assesses the energy and utility needs of large commercial and industrial entities and develops energy-efficient solutions. The Company also offers maintenance and repair services on customers' major household appliances through its subsidiary, LG&E Home Services Inc. A subsidiary of the Company, LG&E Credit Corp., also provides energy-related consumer financing services in the Louisville, Kentucky area.

                      ENERGY MARKETING AND TRADING DIVISION

LPI conducts energy marketing activities through its subsidiary LEM (formerly LG&E Natural Marketing Inc. and successor by merger to LG&E Power Marketing Inc.). LEM engages in energy marketing services, including the marketing and brokering of natural gas, wholesale power, emission allowances and coal, as well as derivative products relating to such commodities. In anticipation of the continuing convergence of the natural gas and electricity markets, the Company has consolidated the trading, risk management and administrative operations of its power marketing and gas marketing divisions into a single unit in a state-of-the-art trading floor at its Louisville headquarters.

Recognizing the inherent risks of its trading activities (including those associated with volatility in the markets and credit risk of its counterparties), the Company has established trading controls, including a written trading policy which contains trading limits for each trader and for the organization as a whole. The controls include a segregation of the trading and back office functions and regular reports of open positions to a risk management committee comprised of senior management. In addition, a credit function which reports to the Chief Financial Officer of the Company reviews counterparty financial statements and establishes credit limits for each counterparty. The Company has further engaged an outside consultant to review periodically its trading controls.

LEM's principal activities include the marketing and brokering of wholesale power and natural gas. LEM was among the first utility-affiliated marketers in the country to secure the approval of FERC to sell power at market-based rates and engage in wholesale power marketing activities. During 1996, LEM sold or brokered 17.4 million Mw hours of power in 35 states. The volume growth has continued as LEM sold or brokered 53.3 million Mw hours in 45 states in 1997. The volume of gas marketed by LEM has increased from an average of approximately 600 million cubic feet ("Mcf") per day in May 1995, when the gas marketing business was acquired, to an average 2.95 billion cubic feet ("Bcf") per day for 1996 and 2.61 Bcf per day for 1997.

In November 1996, LEM entered into a purchase and sale agreement with Oglethorpe Power Corporation ("OPC") pursuant to which LEM has access to approximately one-half of OPC's 5,000 Mw of generation resources. LEM is also required to cover approximately half of the energy needs of OPC's member cooperatives. Over the course of the anticipated fifteen-year agreement, it is expected that LEM will provide more than 200 million Mw hours of electricity to OPC.

In connection with the proposed lease by the Company of the operating assets of Big Rivers, LEM is expected to market approximately 600 Mw of excess power to be generated by operating assets of Big Rivers.

Pursuant to a recent agreement with New Energy Ventures, Inc. ("NEV"), LEM will provide coordination of energy supplies for NEV, and administration, scheduling and billing services for NEV's clients nationally. NEV was formed in 1995 to provide commercial and industrial energy consumers with energy buying and management services. NEV's customers comprise one of the nation's largest retail electricity buyers group.

LEM uses financial instruments in its power and natural gas marketing activities. These financial instruments are used to hedge price and geographic basis risk for its purchase and sales commitments and to enhance its overall portfolio of electric power and natural gas trading activities. See Note 5 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for an overall discussion of these activities.

LPI's gas operations, conducted directly and through subsidiaries, include gathering, processing, storage and transportation of natural gas. LPI aggregates supplies of natural gas from gas producers and processors, contracts for transportation services on both interstate and intrastate pipelines, and provides a variety of re-bundled services to end-users and local distribution companies.

The majority of gas purchased and sold by LPI is generally under spot contracts of thirty days or less. As of December 31, 1997, LPI had approximately 740 direct gas sales contracts with industrial firms, local gas distribution companies, electric utilities, large commercial entities and institutions such as hospitals, military bases and universities.

LPI's natural gas gathering and processing operations are concentrated in southeastern New Mexico, the Louisiana Gulf Coast, and the Permian Basin of West Texas. Assets employed either directly by LPI or through its subsidiaries to conduct these operations include a 90-mile intrastate pipeline in New Mexico (the Llano pipeline), twelve separate gathering systems consisting of 1,363 miles of pipeline (of which LPI owns 100% of seven and ownership interests ranging from 11% to 50% in the other five), three active gas processing facilities, a gas treatment facility, an underground storage facility with a current working capacity of approximately
6.0 Bcf of gas, and two gas transmission systems located in Texas which total 76 miles.

The Llano pipeline, which has a design capacity of approximately 180,000 Mcf of gas per day, is capable of delivering gas to four different interstate pipelines. LPI, through its various subsidiaries, purchases gas from over 100 producers connected to the Llano pipeline and sells the gas directly to end-user customers or delivers the gas into one of the interstate pipelines for sale. LPI, through its various subsidiaries, also transports natural gas through the Llano pipeline for third parties and is paid a transportation fee for such services. An average of approximately 82,600 Mcf of natural gas per day moved through the Llano pipeline in 1997.

The twelve gathering systems owned during 1997 gathered approximately 106,000 Mcf (net to LPI's ownership interests) of natural gas per day during 1997.

Connected to the Llano pipeline are two operating natural gas processing facilities capable of processing approximately 85,000 MMBtu of natural gas per day. These facilities extract natural gas liquids, including propane, ethane, butanes and natural gasoline, from the natural gas stream, at which point the mixed stream of liquids is sold. Approximately 208,400 gallons per day of natural gas liquids were extracted and sold from these facilities in 1997. Also connected to the Llano pipeline is a natural gas storage facility. As noted above, this facility has current working capacity of approximately
6.0 Bcf. LPI, through a subsidiary, offers this storage capacity to third parties on a fee basis. As of December 31, 1997, storage capacity of approximately 2.5 Bcf was leased to other parties.

LPI (through a wholly-owned subsidiary) and Santa Fe Energy Resources Inc. (Santa Fe) are parties to a Master Gas Purchase Contract (Gas Contract), which was entered into in December 1993 and which expires on March 31, 2001. The Gas Contract provides for the dedication by Santa Fe to LPI of all of its domestic natural gas production from specified existing wells, which consist of essentially all such entity's domestic natural gas production (except to the extent such production is dedicated under pre-existing contracts) and certain domestic development and exploration wells. LPI currently receives about 80,000 MMBtu per day under the contract. Production of gas wells acquired by Santa Fe may, by mutual agreement, be dedicated under the Gas Contract. LPI is obligated to analyze and provide its recommendation regarding the method of gathering and transporting production from exploration wells, whether by Santa Fe, LPI or third parties.

LPI is required to release gas production dedicated under the Gas Contract under certain circumstances, including if LPI's financial condition changes materially and adversely and LPI does not provide financial assurances (such as letters of credit) for the value of such gas acceptable to Santa Fe. To date, Santa Fe has not elected to request any such financial assurances. Pursuant to the Gas Contract, LPI is required to pay Santa Fe, for all production delivered, the fair market price for such gas. LPI is obligated to use its best efforts to receive gas from Santa Fe at delivery points so as to maximize the set price received by Santa Fe for such production.

The term of the Gas Contract runs until March 31, 2001. However, either LPI or Santa Fe has the right to terminate the contract upon a material breach of the contract or the occurrence of certain events. In addition, Santa Fe has the right to terminate the contract or suspend performance if (i) payments are overdue by more than three working days, or (ii) LPI fails to purchase specified percentages of available production from Santa Fe.

The production, transportation and certain sales of natural gas are subject to federal, state or local regulations which have a significant impact upon LEM's and LPI's energy products and services businesses. Regulation at the federal level of domestically produced or transported natural gas is administered primarily by the FERC pursuant to the Natural Gas Act (NGA) and the Natural Gas Policy Act of 1978 (NGPA). Maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, previously were regulated pursuant to NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place. Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 terminated all NGA and NGPA regulation of "first sales" of domestic natural gas on January 1, 1993. The sale for resale of certain natural gas in interstate commerce is regulated, in part, pursuant to the NGA, which requires certificate and abandonment authority to initiate and terminate such sales. In addition, natural gas marketed by LEM is usually transported by interstate pipeline companies that are subject to the jurisdiction of the FERC. Similarly, some of the transportation and storage services provided by Llano are subject to FERC regulation under section 311 of the NGPA. These services are frequently sold to gas distribution companies that contract with interstate pipeline companies for transportation from the Llano facility to their respective service areas. Section 311 permits intrastate pipelines under certain circumstances to sell gas to, transport gas for, or have gas transported by, interstate pipeline companies, and assign contract rights to purchase surplus gas from producers to interstate pipeline companies without being regulated as interstate pipelines under the NGA.

For a discussion of lawsuits filed as a result of the Company's discovery in the fourth quarter of 1996 that unauthorized transactions had occurred in its gas trading business, see Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

                            POWER GENERATION DIVISION

The Power Generation Division (Power Generation) develops, owns, operates, and maintains power generation facilities that sell electric and steam energy to utility and industrial customers. It currently has ownership interests in projects capable of generating nearly 600 megawatts of electric power in North Carolina, Virginia, New York, California, Minnesota, and Texas. Power Generation also has ownership interests in a windpower generating facility in Tarifa, Spain, and recently sold its interest in a 114-megawatt natural gas-fired power plant in North Central Argentina. See Item 2, Properties, for a listing of the Power Generation Division's projects.

Except for its investments in wind power and its Roanoke Valley I facility (ROVA I) (see Item 2, Properties), each of the projects Power Generation has in operation within the United States is a qualifying cogeneration facility
(QF) under the Public Utility Regulatory Policy Act of 1978 (PURPA). See Item 3 and Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for a discussion of certain issues regarding past operations at certain of these facilities. Certain partnerships, in which companies in the Power Generation Division have ownership interests, are operating wind power facilities which are qualifying small power production facilities under PURPA. In addition, Power Generation has obtained exempt wholesale generator
(EWG) status for the entities which own the ROVA I and Roanoke Valley II (ROVA II) projects in North Carolina, the Rensselaer facility in Rensselaer, New York, and the Southampton, Altavista and Hopewell projects in Virginia. Except for ROVA I, these projects continue to maintain QF status under PURPA.

Generally, QF status exempts projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organization regulation of electric utilities. EWGs also are exempt from application of the Holding Company Act and many provisions of the Federal Power Act, but once such an entity files its electric generation rates with FERC, it becomes a jurisdictional public utility under the Federal Power Act. As such a "public utility," an EWG's rates and some of its corporate activities are subject to FERC regulation. EWGs also are subject to non-rate regulation under state laws governing electric utilities. While QF or EWG status entitles Power Generation's projects to certain regulatory exceptions and benefits under PURPA and the Holding Company Act, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing and pollution abatement.

For a discussion of the request for rehearing filed with FERC by LG&E-Westmoreland Southampton, the partnership that owns the Southampton facility, regarding the partnership's request for an order from FERC stating that the Southampton facility remains a qualifying facility for 1992, see
Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

The foreign power generation facilities that Power Generation has interests in have obtained foreign utility company (FUCO) status under the Holding Company Act. Generally, FUCO status exempts these facilities from application of the Holding Company Act.

In December 1997, LG&E Power 15 Incorporated ("LG&E Power 15"), a subsidiary of LPO, agreed to sell one-half of LG&E Power 15's interest in the partnership that owns the Rensselaer facility, which resulted in a pre-tax gain of $4.8 million in 1997. LG&E Power 15 will retain a 25% ownership interest in the partnership. The purchase price for the partnership interest consists of an initial payment of $9 million to be paid at closing. A subsequent payment is contingent upon the consummation of certain transactions and related matters involving the partnership. Accordingly, no amounts for these contingent payments have been recorded in 1997. The effect of any subsequent contingent payment will be recorded in 1998. See Notes 7, 12 and 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Western Kentucky Energy Corp. (WKEC), a subsidiary of Capital Corp., is expected to lease and operate for 25 years all of the generating assets owned by Big Rivers, a Henderson, Kentucky-based power generation cooperative with 1,459 Mw of owned net generating capacity. The lease is subject to the receipt of necessary regulatory approvals. Big Rivers owns and operates four coal-fired plants and one combustion turbine. In addition, subject to regulatory approval, WKEC is expected to operate a 312 Mw coal-fired facility owned by the City of Henderson, Kentucky (the "Henderson Facility"), with contractual rights to any surplus power generated by such facility, which historically has been about 80% of the unit's capacity. Big Rivers provides power to four distribution cooperatives, serving 91,000 customers in 22 western Kentucky counties, and two smelters. WKEC will pay Big Rivers a total of $57 million for the first two years and $31.5 million a year for the remaining 23 years. In addition, WKEC will purchase Big Rivers' inventory, personal property and intangible assets, as well as make a one-time payment to Big Rivers of $12.1 million. Big Rivers' operating assets are expected to provide approximately 600 Mw of excess power to be marketed by LEM. The Company anticipates that if this transaction closes, Capital Corp. would incur additional indebtedness of approximately $100 million to finance the initial required payments.

In February 1998, LG&E Power Argentina I Inc. ("LG&E Argentina"), a wholly-owned indirect subsidiary of the Company, sold its one-third interest in the company which owns and operates the San Miguel facility to Pluspetrol Resources Corporation ("Pluspetrol") and ASTRA Compania Argentina de Petroleo S.A. ("Astra"), for a price of $16 million. The Company's net book value in the San Miguel project as of December 31, 1997, was approximately $18.8 million.

In December 1996, Westmoreland Coal Company and its four first tier subsidiaries filed for reorganization under Section 11 of the U.S. Bankruptcy Code. One of these subsidiaries, Westmoreland Energy, Inc., is the direct parent of the various entities that are partners in partnerships with LG&E Energy subsidiaries which own six independent generating facilities. See Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Westmoreland-LG&E Partners (WLP), the partnership that owns the Roanoke Valley I and II facilities, is seeking the recovery of capacity payments withheld by Virginia Electric and Power Company (Virginia Power). In March 1996, Virginia Power filed a motion for summary judgment which was subsequently granted by the court as to all counts. WLP appealed the court's ruling and in June 1997, the Virginia Supreme Court reversed the lower court ruling and remanded the case for a trial. A new trial date has not been set but is anticipated in late 1998. See
Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

In July 1997, LG&E Westmoreland-Rensselaer (LWR), in which the Company has a 25% interest through an indirect subsidiary, executed a master restructuring agreement with Niagara Mohawk Corporation (NIMO) and 15 other independent power companies (IPPs). LWR is the owner of the Rensselaer cogeneration facility.

Under this agreement, LWR has an obligation to negotiate towards a restructuring of the Power Purchase Agreement between NIMO and LWR. In February 1998, the Public Service Commission of New York approved, subject to certain conditions, the NIMO restructuring proposals. See Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

In May 1996, Kenetech Windpower, Inc. (Kenetech) filed in the United States Bankruptcy Court in the Northern District of California for protection under Chapter 11 of the United States Bankruptcy Code seeking, among other things, to restructure certain contractual commitments between Kenetech and its subsidiaries, on one hand, and various windpower projects located in the U.S. and abroad, on the other hand. Included in these projects are the Windpower Partners 1993 (WPP 93), Windpower Partners 1994 (WPP 94) and KW Tarifa, S.A. (Tarifa) wind projects in which Power Generation has invested, collectively, approximately $31 million. See Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

WPP 94, in which the Company has a 25% interest through indirect subsidiaries, did not make two semiannual payments, due September 2, 1997, and March 2, 1998, to John Hancock Mutual Life Insurance Company (Hancock) under certain notes issued by WPP94 to Hancock. The Company has offered WPP 94 financial support with respect to the appropriate proportion of its debt obligations, but certain of the three other investor groups are unable to offer funds to WPP94 in support of the partnership. See Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

                       ARGENTINE GAS DISTRIBUTION DIVISION

In February 1997, the Company acquired interests in two Argentine natural gas distribution companies through LII. LII purchased a controlling interest in Distribuidora de Gas del Centro (Centro) and acquired a minority interest in Distribuidora de Gas Cuyana (Cuyana). Centro serves approximately 372,000 customers in Cordoba Province, Argentina; Cuyana serves approximately 305,000 customers in Mendoza Province, Argentina. The investment in these companies totaled approximately $140 million. Each of these companies has obtained foreign utility company (FUCO) status under the Holding Company Act. Generally, FUCO status exempts these facilities from application of the Holding Company Act.

                          EMPLOYEES AND LABOR RELATIONS

LG&E Energy and its subsidiaries had 3,398 full-time employees at December 31, 1997, including 2,446 full-time employees of LG&E at that date. LG&E's 1,462 operating, maintenance, and construction employees are members of the International Brotherhood of Electrical Workers (IBEW) Local 2100. The current three year contract will expire in November 1998.

ITEM 2.  Properties.

LG&E's power generating system consists of the coal-fired units operated at its three steam generating stations. Combustion turbines supplement the system during peak or emergency periods. At February 28, 1998, LG&E owned the following electric generating stations:


                                                            Year in        Capability
                                                            Service       Rating (Kw)
                                                            -------       -----------
Steam Stations:
Mill Creek - Kosmosdale, KY.
    Unit 1                                                   1972           303,000
    Unit 2                                                   1974           301,000
    Unit 3                                                   1978           386,000
    Unit 4                                                   1982           480,000
                                                                         ----------
         Total Mill Creek                                                 1,470,000

Cane Run - near Louisville, KY.
    Unit 4                                                   1962           155,000
    Unit 5                                                   1966           168,000
    Unit 6                                                   1969           240,000
                                                                         ----------
         Total Cane Run                                                     563,000

Trimble County - Bedford, KY. (a)
    Unit 1                                                   1990           371,000

Combustion Turbine Generators (Peaking capability):
Zorn                                                         1969            16,000
Paddy's Run                                                  1968            43,000
Cane Run                                                     1968            16,000
Waterside                                                    1964            33,000
                                                                         -----------
    Total combustion turbine generators                                     108,000
                                                                         -----------
Total capability rating                                                   2,512,000
                                                                         -----------

(a) Amount shown represents LG&E's 75% interest in Trimble County. LG&E is responsible for operation of Unit 1 and is reimbursed by IMEA and IMPA for expenditures related to Trimble County based on their proportionate share of ownership interest. See Note 18 of LG&E Energy Corp.'s Notes to Financial Statements, Jointly Owned Electric Utility Plant, under Item 8 for further discussion on ownership.

LG&E also owns an 80 Mw hydroelectric generating station located in Louisville, operated under license issued by the FERC.

At December 31, 1997, LG&E's electric transmission system included 21 substations with a total capacity of approximately 11,071,700 Kva and approximately 648 structure miles of lines. The electric distribution system included 82 substations with a total capacity of approximately 3,313,730 Kva, 3,615 structure miles of overhead lines, 341 miles of underground conduit, and 5,473 miles of underground conductors.

LG&E's gas transmission system includes 178 miles of transmission mains, and the gas distribution system includes 3,616 miles of distribution mains.

LG&E operates underground gas storage facilities with a current working gas capacity of approximately 14.6 million Mcf. See Gas Supply under Item 1.

In 1990, LG&E entered into an operating lease for its corporate office building located in downtown Louisville, Kentucky. The lease is for a period of 15 years and is scheduled to expire June 2005. LG&E Energy Corp. has an operating lease for its corporate office space with an expiration date of 2005. The Energy Marketing and Trading Division has operating lease commitments related to office facilities that expire between 1998 and 2012.

Other properties owned by LG&E include office buildings, service centers, warehouses, garages, and other structures and equipment, the use of which is common to both the electric and gas departments.

The trust indenture securing LG&E's First Mortgage Bonds constitutes a direct first mortgage lien upon much of the property owned by LG&E.

At December 31, 1997, Power Generation owned the percentage indicated of the following joint ventures:

                                                                        Net
                                     Ownership                   Capability       Year in
Name                                 Interest %        Fuel      Rating (Mw)      Service
----                                 ----------        ----      -----------      --------

LG&E Westmoreland-Southampton           50             Coal               63         1992
Franklin, Virginia

LG&E Westmoreland-Altavista             50             Coal               63         1992
Altavista, Virginia

LG&E Westmoreland-Hopewell              50             Coal               63         1992
Hopewell, Virginia

Westmoreland-LG&E Partners              50             Coal              165         1994
(Roanoke Valley I)
Weldon, North Carolina

LG&E Westmoreland-Rensselaer            25 (1)         Natural            79         1994
Rensselaer, New York                                   Gas

Windpower Partners 1993-Palm Springs    50             Wind               43         1994
Palm Springs, California

Windpower Partners 1993-Buffalo Ridge   50             Wind               25         1994
Buffalo Ridge, Minnesota

Windpower Partners 1994                 25             Wind            25-35         1995
Culberson County, Texas

Westmoreland-LG&E Partners              50             Coal               44         1995
(Roanoke Valley II)
Weldon, North Carolina

K.W. Tarifa, S.A.                       46             Wind               30         1995
Tarifa, Spain

Central Termica San Miguel              33 (2)         Natural           114         1996
de Tucuman, S.A. (CTSMT)                               Gas
Tucuman Province, Argentina


         (1) Reflects the Company's sale of one-half of its interest in the project. See Power Generation Division under Item 1 and Notes 7, 12, and 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

         (2) The Company sold this interest in February 1998. See Power Generation Division under Item 1 and Note 7 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Except for CTSMT, Power Generation's ownership interests in these projects and the revenues from the sale of electricity and steam from the projects are pledged as security to the lenders who provided the financing for the project. See Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for a discussion of the bankruptcy filing of an affiliate of Power Generation's partner in the Southampton, Altavista, Hopewell, Rensselaer and Roanoke Valley joint ventures. Also, see the same note for a discussion of the bankruptcy filing of an affiliate of Power Generation's partner in the Windpower Partners 1993 and Windpower Partners 1994 joint ventures. In February 1998, the Company sold its one-third interest in the entity which owns and operates
CTSMT. See Note 7 of LG&E Energy Corp.'s Notes to Financial Statements under
Item 8.

LPI, through certain subsidiaries, owns or has an interest in twelve gas gathering systems consisting of 1,363 miles of pipeline (of which LPI owns 100% of seven and ownership interests ranging from 11% to 50% in the other five). These systems are located in Texas, New Mexico, Louisiana, Montana and Oklahoma.

LPI, through a subsidiary, owns the Llano pipeline, a 90-mile intrastate pipeline system in southeastern New Mexico with a throughput capacity of 180,000 MCF of gas per day. LPI, through subsidiaries, owns two gas transmission systems located in Texas which total 76 miles. This system has a design capacity of 90,000 MCF of gas per day. LPI, through certain subsidiaries, also owns, or has interests in, and operates five natural gas processing plants located in southeastern New Mexico and western Texas with a total design capacity of 125,000 MCF of gas per day. LPI owns 100% interests in three of these plants, and a majority of the two remaining plants. Only three of the five plants are active currently. Through a subsidiary, it owns and operates an underground natural gas storage facility adjacent to the Llano pipeline in southeastern New Mexico with a current working capacity of approximately six BCF of natural gas.

Centro's gas transmission and distribution system includes 5,963 miles of transmission mains and distribution mains located in Cordoba, Argentina, and neighboring provinces.

ITEM 3.  Legal Proceedings.

Rates, Regulatory Matters, and Trimble County Generating Plant

For a discussion of current regulatory matters, including the status of regulatory approvals for the Merger, and a detailed discussion of the Trimble County Unit 1 settlement agreement, see Proposed Merger with KU Energy Corporation under Item 1, Rates and Regulation under Item 7 and Notes 2, 4 and 17 of LG&E Energy Corp.'s Notes to Financial Statements and Notes 3 and 13 of LG&E's Notes to Financial Statements under Item 8, respectively.

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

Environmental

For a discussion of environmental issues concerning LG&E's Mill Creek and Cane Run generating plants and its manufactured gas plant sites, and other environmental issues affecting LG&E Energy and its subsidiaries, see Item 3,
Note 12 of LG&E's Notes to Financial Statements and Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8, respectively.

Southampton

For a discussion of the request for rehearing filed with FERC by LG&E-Westmoreland Southampton, the partnership that owns the Southampton facility, regarding the partnership's request for an order from FERC stating that the Southampton facility remains a qualifying facility for 1992, see
Item 1 and Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under
Item 8.

Roanoke Valley I

Westmoreland-LG&E Partners (WLP), the partnership that owns the Roanoke Valley I and II facilities, is seeking the recovery of capacity payments withheld by Virginia Electric and Power Company. In June 1997, the Virginia Supreme Court reversed an adverse lower court ruling and remanded the case for trial. See Item 1 and Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Rensselaer

In July 1997, LG&E Westmoreland - Rensselaer (LWR), in which the Company has a 25% interest through an indirect subsidiary, executed a master restructuring agreement with Niagara Mohawk Corporation (NIMO) and 15 other independent power companies (IPPs). LWR is the owner of the Rensselaer cogeneration facility. Under this agreement, LWR has an obligation to negotiate towards a restructuring of the Power Purchase Agreement between NIMO and LWR. In February 1998, the Public Service Commission of New York approved, subject to certain conditions, the NIMO restructuring proposals. Further negotiations with NIMO, suppliers and lenders to the Rensselaer Project are required to implement any restructuring. While discussions among the projects and NIMO are continuing, the Company is not able to predict the outcome of this event. Based upon the status of current negotiations, the Company does not expect the ultimate resolution of this matter to have a material effect on its results of operations or financial condition. See Power Generation Division under Item 1, Properties under Item 2, and Notes 7 and 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Kenetech Bankruptcy

In May 1996, Kenetech Windpower, Inc. (Kenetech) filed in the United States Bankruptcy Court in the Northern District of California for protection under Chapter 11 of the United States Bankruptcy Code seeking, among other things, to restructure certain contractual commitments between Kenetech and its subsidiaries, on one hand, and various windpower projects located in the U.S. and abroad, on the other hand. Included in these projects are the Windpower Partners 1993 (WPP 93), Windpower Partners 1994 (WPP 94) and KW Tarifa, S.A. (Tarifa) wind projects in which the Company has invested, collectively, approximately $31 million. See Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for a further discussion.

Windpower Partners 1994

Windpower Partners 1994 (WPP 94), in which the Company has a 25% interest through indirect subsidiaries, did not make semiannual payments, due September 2, 1997, and March 2, 1998, to John Hancock Mutual Life Insurance Company (Hancock) under certain Notes issued by WPP 94 to Hancock. The Company has offered WPP 94 financial support with respect to the appropriate proportion of its debt obligations, but certain of the three other investor groups are unable to offer funds to WPP 94 in support of the partnership. See
Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for a further discussion.

Calgary

On November 22, 1996 LG&E Natural Canada Inc., a subsidiary of LEM, initiated action in the Court of the Queens Bench of Alberta, Calgary against a former employee. That action and an additional action, filed on the same date in the General Division of the Calgary Court, also named a natural gas sales and marketing company and the director, president and secretary of that company. An amended statement of claim was filed in the Calgary action on December 23, 1996, naming additional parties. These lawsuits were filed as a result of LEM's discovery in the fourth quarter of 1996 that the former employee had engaged in unauthorized transactions. Counterclaims have been filed seeking damages of approximately forty million dollars for, among other things, defamation and breach of contract. In the second quarter of 1997, LG&E Energy received an insurance settlement of $7.6 million (net of expenses) related to the losses. See Note 8, Non-Recurring Charges, and Note 16, Commitments and Contingencies, under Item 8. LG&E Energy does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

Other

In the normal course of business, other lawsuits, claims, environmental actions, and other governmental proceedings arise against LG&E Energy and LG&E. To the extent that damages are assessed in any of these lawsuits, LG&E Energy and LG&E believe that their insurance coverage is adequate. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on LG&E's Energy or LG&E's consolidated financial position or results of operations, respectively.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

a) A special meeting of the shareholders of LG&E Energy was held on October 14, 1997.

b) Not applicable.

c) The matters voted upon and the results of the voting at the Special Meeting are set forth below:

1. The shareholders voted to approve the Agreement and Plan of Merger between the Company and KU Energy and the transactions contemplated therein, as follows:

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

d) Not applicable.

EXECUTIVE OFFICERS OF LG&E ENERGY CORP.:

                                                              Effective Date of
                                                              Election to Present
    Name                  Age         Position                Position
    ----                  ---         --------                -------------------
Roger W. Hale             54     Chairman of the Board,       August 17, 1990
                                 President and Chief
                                 Executive Officer

Victor A. Staffieri       42     Chief Financial Officer      May 15, 1997

Stephen R. Wood           55     President - Distribution     May 15, 1997
                                 Services Division
                                 President - Louisville Gas
                                 and Electric Company

Walter Z. Berger          42     Group President -            January 3, 1997
                                 Energy Marketing
                                 Division

John R. McCall            54     Executive Vice President,    July 1, 1994
                                 General Counsel and
                                 Corporate Secretary

R. Foster Duncan          44     Executive Vice President -   January 12, 1998
                                 Planning and Development

George W. Basinger        52     Senior Vice President -      August 1, 1996
                                 Power Operations

Wendy C. Heck             44     Vice President - Infor-      February 3, 1998
                                 mation Technology

Charles A. Markel III     50     Vice President -             January 1, 1993
                                 Finance and Treasurer

S. Bradford Rives         39     Vice President -             March 15, 1996
                                 Finance and Controller

The present term of office of each of the above executive officers extends to the meeting of the Board of Directors following the Annual Meeting of Shareholders, scheduled to be held April 22, 1998.

There are no family relationships between executive officers of the Company or executive officers of its subsidiaries.

Messrs. Hale, Staffieri, Wood, McCall, and Markel, and Ms. Heck are also executive officers of LG&E Energy's principal subsidiary, LG&E. Mr. Hale is Chairman of the Board and Chief Executive Officer of LG&E; Mr. Staffieri is Chief Financial Officer of LG&E, Mr. Wood is President of LG&E; Mr. McCall is Executive Vice President, General Counsel and Corporate Secretary of LG&E, and Mr. Markel is Treasurer of LG&E. Ms. Heck is Vice President - Information Technology of LG&E.

Before he was elected to his current position, Mr. Staffieri was Senior Vice President, General Counsel and Corporate Secretary of LG&E Energy Corp. from March 1992 to November 1992; Senior Vice President,

Public Policy and General Counsel of LG&E Energy Corp. and LG&E from November 1992 to January 1994; President of LG&E from January 1994 to May 1997; and President - Distribution Services of LG&E Energy Corp. from December 1995 to May 1997.

Before he was elected to his current position, Mr. Wood was Senior Vice President and Chief Administrative Officer of LG&E from December 1992 to January 1994, and Executive Vice President and Chief Administrative Officer of LG&E Energy Corp. from January 1994 to May 1997.

Before he was elected to his current position, Mr. Berger was Vice President, Finance and Business Development of Enron Oil Trading and Transportation from November 1992 to February 1996; and Executive Vice President and Chief Financial Officer of LG&E Energy Corp. and of LG&E from February 1996 to January 1997.

Before he was elected to his current position, Mr. McCall was Partner and Litigation Chairman of Brown, Todd & Heyburn, a law firm.

Before he was elected to his current position, Mr. Duncan was Senior Vice President, Corporate Finance and Business Development of Freeport-McMoRan Resource Partners from March 1993 to May 1994; and Vice President and Corporate Treasurer of Freeport-McMoRan, Inc. and Freeport-McMoRan Copper & Gold Inc. and their affiliates from May 1994 to January 1998.

Before he was elected to his current position, Mr. Basinger was Partner of National Power Company prior to November 1993; Vice President of Venture Management of LG&E Power Inc. from December 1993 to November 1994; and Senior Vice President of Operations of LG&E Power Inc. from November 1994 to August 1996.

Before she was elected to her current position, Ms. Heck was Vice President -Fuels and Information Services of LG&E from January 1993 to December 1993; Vice President - Information Services of LG&E from January 1994 to May 1997; and Vice President, Administration of LG&E Energy Corp. from May 1997 to February 1998.

Before he was elected to his current position, Mr. Rives was Director - Business Development of LG&E Energy Corp. from January 1993 to December 1993; Associate General Counsel LG&E Energy Corp. from January 1994 to June 1994; Vice President and Treasurer of LG&E Power Inc. from June 1994 to March 1995; Vice President, Controller and Treasurer of LG&E Power Inc. from March 1995 to December 1995; and Vice President - Finance, Non-Utility Business of LG&E Energy Corp. from January 1996 to March 1996.

Executive Officers of LG&E:


                                                                           Effective Date of
                                                                           Election to Present
      Name                   Age              Position                     Position
      ----                   ---              --------                     -------------------
Roger W. Hale                 54              Chairman of the Board,       January 1, 1992
                                              and Chief Executive
                                              Officer

Stephen R. Wood               55              President                    May 15, 1997

Victor A. Staffieri           42              Chief Financial Officer      May 15, 1997

John R. McCall                54              Executive Vice President,    July 1, 1994
                                              General Counsel and
                                              Corporate Secretary

Rebecca L. Farrar             38              Vice President, Gas          February 15, 1995
                                              Service Business

M. Lee Fowler                 61              Vice President and           September 1, 1988
                                              Controller

Wendy C. Heck                 44              Vice President - Infor-      February 3, 1998
                                              mation Technology

Chris Hermann                 50              Vice President,              June 9, 1997
                                              Business Integration

Paul W. Thompson              41              Vice President, Retail       September 15, 1996
                                              Electric Business

Charles A. Markel III         50              Treasurer                    January 1, 1993


The present term of office of each of the above executive officers extends to the meeting of the Board of Directors following the Annual Meeting of Stockholders, scheduled to be held April 22, 1998.

There are no family relationships between executive officers of LG&E.

Messrs. Hale, Staffieri, Wood, McCall, and Markel, and Ms. Heck are also executive officers of LG&E's parent company, LG&E Energy Corp. Mr. Hale is Chairman of the Board and Chief Executive Officer of LG&E Energy Corp.; Mr. Staffieri is Chief Financial Officer of LG&E Energy Corp., Mr. Wood is President - Distribution Services Division of LG&E Energy Corp.; Mr. McCall is Executive Vice President, General Counsel and Corporate Secretary of LG&E Energy Corp., and Mr. Markel is Vice President - Finance and Treasurer of LG&E Energy Corp. Ms. Heck is Vice President - Information Technology of LG&E Energy Corp.

Before he was elected to his current position, Mr. Wood was Senior Vice President and Chief Administrative Officer of LG&E from December 1992 to January 1994, and Executive Vice President and Chief Administrative Officer of LG&E Energy Corp. from January 1994 to May 1997.

Before he was elected to his current position, Mr. Staffieri was Senior Vice President, Public Policy and General Counsel of LG&E Energy Corp. and LG&E from November 1992 to January 1994; President of LG&E from January 1994 to May 1997; and President Distribution Services of LG&E Energy Corp. from December 1995 to May 1997.

Before he was elected to his current position, Mr. McCall was Partner and Litigation Chairman of Brown, Todd & Heyburn, a law firm.

Before she was elected to her current position, Ms. Farrar was Division Manager, Central Division-Gas Operations of South Carolina Electric and Gas Company from February 1992 to July 1994; and General Manager, Gas Operations of South Carolina Electric and Gas Company from July 1994 to February 1995.

Before she was elected to her current position, Ms. Heck was Vice President -Fuels and Information Services of LG&E from January 1993 to December 1993; and Vice President - Information Services of LG&E from January 1994 to May 1997; and Vice President, Administration of LG&E Energy Corp. from May 1997 to February 1998.

Before he was elected to his current position, Mr. Hermann was Vice President and General Manager, Wholesale Electric Business of LG&E from January 1993 to June 1997.

Before he was elected to his current position, Mr. Thompson was Director-Business Development for LG&E Energy Corp. prior to December 1993; General Manager-Gas Operations for LG&E from December 1993 to July 1994; and Vice President-Business Development for LG&E Energy Corp. from July 1994 to September 1996.

                                    PART II.

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

LG&E ENERGY:

LG&E Energy 's Common Stock is listed on the New York and Chicago Stock Exchanges. The ticker symbol is "LGE." The newspaper stock exchange listings are "LGE Energy" or "LGE EN." The following table gives information with respect to price ranges, as reported in The Wall Street Journal as New York Stock Exchange Composite Transactions, and dividends paid for the periods shown.


                                   1997                                            1996
                                   ----                                            ----

                     Dividend       High          Low               Dividend        High         Low
                         Paid      Price        Price                   Paid       Price       Price
                     --------   --------     --------              ---------    --------     --------
First quarter          $.2875   $25.8750     $23.5000                 $.2775     $22.000     $20.750
Second quarter          .2875    25.0000      21.8125                  .2775      22.875      20.875
Third quarter           .2875    23.4375      21.2500                  .2775      23.625      21.625
Fourth quarter          .2975    25.0625      21.2500                  .2875      24.625      22.375


The number of record holders of Common Stock at December 31, 1997, was 30,607. The book value of the Company's Common Stock at December 31, 1997, was $12.55 per share.

LG&E: All LG&E common stock, 21,294,223 shares, is held by LG&E Energy. Therefore, there is no public market for LG&E's common stock.

The following table sets forth LG&E's cash distributions on common stock paid to LG&E Energy (in thousands of $):


                                               1997              1996
                                               ----              ----
First quarter                                 $19,000           $18,500
Second quarter                                      -            18,500
Third quarter                                  19,000            18,500
Fourth quarter                                 20,000            19,200


ITEM 6.  Selected Financial Data.



                                                     Years Ended December 31
                                             (Thousands of $ Except per Share Data)

                                      1997             1996             1995              1994        1993
                                      ----             ----             ----              ----        ----
LG&E Energy:
Revenues:
Revenues                        $4,263,820       $3,589,465 (a)   $1,402,980 (a)      $829,663    $900,027
Refund - Trimble County
  settlement                             -                -          (28,300)                -           -
                            --------------   --------------    -------------     -------------    ---------
     Revenues                    4,263,820        3,589,465        1,374,680           829,663     900,027
                               ===========      ===========      ===========         =========    =========

Operating income:
Before non-recurring items         209,161          237,771          205,357           189,087     189,122
Trimble County settlement                -                -          (29,800)                -           -
Non-recurring charges                1,342          (26,330)               -           (48,743)          -
                            --------------    -------------     ------------         ---------    --------
  Operating income                 210,503          211,441          175,557           140,344     189,122
                              ============     ============     ============         =========   =========

Net income:
Before non-recurring items          96,632          121,117          100,682            95,525      80,825
Trimble County settlement                -                -          (17,852)                -           -
Non-recurring charges                1,185          (17,114)                -          (38,696)          -
                             -------------    -------------    --------------       ----------  ----------
  Total continuing
     operations                     97,817          104,003           82,830            56,829      80,825
Discontinued operations                  -                -                -                 -       7,435
Gain on sale of
  discontinued operations                -                -                -            51,805           -
Cumulative effect of
  accounting change                      -                -                -            (3,369)          -
                            --------------    --------------  --------------        ----------  ----------
     Net income                $    97,817      $   104,003      $    82,830          $105,265   $  88,260
                               ===========      ===========      ===========          ========   =========

Average number of com-
  mon shares outstanding        66,471,397       66,293,670       66,105,175        65,981,870  65,377,181

Earnings per share of common stock:
Before non-recurring items           $1.45            $1.83            $1.52             $1.45        $1.24
Trimble County settlement                -                -             (.27)                -            -
Non-recurring charges                  .02             (.26)               -              (.59)           -
                                   -------          -------        ---------           -------    ---------
  Total continuing
     operations                       1.47             1.57             1.25               .86         1.24
Discontinued operations                  -                -                -                 -          .11
Gain on sale of
  discontinued operations                -                -                -               .79            -
Cumulative effect of
  accounting change                      -                -                -              (.05)           -
                                  --------         --------         --------            ------    ---------
     Earnings per share
        (basic and diluted)          $1.47            $1.57            $1.25             $1.60        $1.35
                                     =====            =====            =====             =====        =====

Cash dividends declared per
  share of common stock              $1.17            $1.13          $1.0925           $1.0575       $1.023
Payout ratio                         79.5%(b)         72.1%(b)         87.2%(b)          66.3%(b)      75.9%
Total assets                    $3,366,391       $3,011,892        $2,628,920        $2,217,464  $2,186,468



                                                     Years Ended December 31
                                             (Thousands of $ Except per Share Data)

                                      1997             1996             1995              1994        1993
                                      ----             ----             ----              ----        ----

Long-term obligations
  (including amounts
  due within one year)             684,339          646,800           662,800          662,800      662,800


(a) The significant increases in revenues in 1996 and 1995 resulted primarily from acquiring LG&E Natural in May 1995. See Note 2 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 and Management's Discussion and Analysis under Item 7.

 (b) Excluding mark-to-market, the Trimble County settlement, non-recurring charges, gain on sale of discontinued operations, and cumulative effect of accounting change, the payout ratios would have been 80.5%, 70.8%, 71.8% and 73.1% in 1997, 1996, 1995 and 1994, respectively.

 LG&E Energy Corp.'s Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Financial
 Statements should be read in conjunction with the above information.


                                                     Years Ended December 31
                                                        (Thousands of $)

                                      1997              1996             1995              1994             1993
                                      ----              ----             ----              ----             ----
LG&E:
Operating revenues                $845,543          $821,115         $723,463          $759,075         $775,125
                                  ========          ========        =========          ========         ========

Net operating income:
Before unusual items               148,186           147,263          138,203           134,393          136,118
Trimble County settlement                -                 -          (16,877)                -                -
Non-recurring charges                    -                 -                -           (23,353)               -
                           ---------------   ---------------  ---------------        ----------  ---------------
  Total net operating income       148,186           147,263          121,326           111,040          136,118
                                 =========         =========        =========         =========        =========

Net income:
Before unusual items               113,273           107,941          100,061            94,423           90,535
Trimble County settlement                -                 -          (16,877)                -                -
Non-recurring charges                                      -                -           (32,734)               -
Cumulative effect of
  accounting change                      -                 -                -            (3,369)               -
                            --------------   ---------------    -------------         ---------    -------------
     Total net income              113,273           107,941           83,184            58,320           90,535
                                 =========         =========         ========          ========         ========

Net income available
  for common stock                 108,688           103,373           76,873            52,492           84,554
                                 =========         =========         ========          ========         ========

Total assets                     2,055,641         2,006,712        1,979,490         1,966,590        1,974,584
                                 =========         =========        =========         =========        =========

Long-term obligations
  (including amounts
  due within one year)            $646,800          $646,800         $662,800          $662,800         $662,800
                                  ========          ========         ========          ========         ========


LG&E's Management's Discussion and Analysis of Results of Operations and Financial Condition and LG&E's Notes to Financial Statements should be read in conjunction with the above information.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

LG&E ENERGY:

The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 1997, 1996, and 1995 and should be read in connection with the consolidated financial statements and notes thereto. The Company's financial results and conditions have been largely dependent on the financial results and conditions of its principal subsidiary, Louisville Gas and Electric Company (LG&E), a regulated electric and gas utility. It is anticipated that future financial results from the Company's operations will become increasingly reflective of the results from its expanding portfolio of investments in energy marketing and related services, electric generation, and gas distribution in addition to the financial results provided by LG&E.

In May 1997, the Company entered into a Merger Agreement with KU Energy Corporation, which provides for the combination of KU Energy Corporation into LG&E Energy Corp. Completion of the merger remains subject to various regulatory approvals and other conditions. The following discussion and analysis and related financial statements do not reflect the impact of the Company's proposed merger with KU Energy Corporation, with the exception of the unaudited pro forma schedules included in Item 14. See Note 2 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies, including decisions regarding the proposed combination of the Company and KU Energy Corporation and other factors described from time to time in LG&E Energy Corp.'s reports to the Securities and Exchange Commission, including Exhibit 99.01 to this Form 10-K.

RESULTS OF OPERATIONS

Earnings per Share

Earnings per share of common stock for 1997 were $1.47, a decrease of 10(cent) per share from the $1.57 earned in 1996. The 1996 reported earnings of $1.57 included a one-time charge of 26(cent), which resulted from unauthorized trading transactions in the Company's Canadian office. See Note 8 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8. Excluding this charge, earnings per share for 1996 were $1.83; thus, 1997 earnings decreased 36(cent). The 36(cent) per share decrease resulted from lower earnings in the non-regulated energy marketing business of 52(cent), and an increase in corporate and other expenses, including interest expense on debt incurred to acquire non-regulated businesses, of 5(cent); partially offset by an increase in core business earnings at LG&E of 8(cent) (from $1.56 to $1.64), first year earnings related to the acquisition of an interest in two Argentine gas distribution units of 7(cent), and an increase in the non-utility power generation business of 6(cent). The decline in the energy marketing business was due primarily to abnormal weather, price volatility in the energy market and narrowing margins in the natural gas business. The 8(cent) increase in earnings at LG&E was primarily due to higher contributions from wholesale electric sales and lower maintenance expenses.

Earnings per share of common stock for 1996 of $1.57 increased 32(cent) over the $1.25 per share reported for 1995. Earnings per share for 1995 included a one-time charge of 27(cent) to recognize the settlement of the long-standing issues surrounding LG&E's Trimble County electric generating plant. Excluding the Trimble County settlement in 1995 and the one-time non-recurring charge as discussed in the preceding paragraph for 1996, earnings per share were $1.83 in 1996, or 31(cent) more than comparable 1995 earnings of $1.52. The 31(cent) increase resulted from higher earnings at LG&E of 14(cent) and higher energy marketing and other earnings of 27(cent), partially offset by an increase in corporate and other expenses, including interest expense on debt incurred to acquire non-regulated businesses, of 10(cent). The LG&E increase of 14(cent) (from
$1.42 to $1.56) is primarily the result of a significantly higher level of wholesale electric sales and increased retail sales of electricity and natural gas, partially offset by increased operation and maintenance expenses. The increase in non-utility earnings reflects growth in the Company's energy marketing and trading business and strong performance by the independent power ventures. Also, earnings attributable to energy marketing and trading for 1996 include the impact of adopting the mark-to-market method of accounting of 23(cent) per share.

LG&E (Utility) Results

Revenues

A comparison of LG&E's revenues for the years 1997 and 1996 with the immediately preceding year reflects both increases and decreases, which have been segregated by the following principal causes (in thousands of $):


                                                       Increase (Decrease) From Prior Period
                                                   Electric Revenues               Gas Revenues
                                                  1997          1996             1997        1996
                                                  ----          ----             ----        ----
Sales to ultimate consumers:
  Fuel and gas supply adjustments, etc.       $ (2,155)     $ (4,652)         $27,192     $21,176
  Demand side management/decoupling              8,041         5,429            4,348      (1,989)
  Environmental cost recovery surcharge            448         2,410                -           -
  Variation in sales volumes                    (4,810)          801          (14,891)     14,483
                                             ---------    ----------         --------   ---------
     Total                                       1,524         3,988           16,649      33,670
Wholesale sales                                  3,088        30,383                -           -
Gas transportation-net                               -             -              147        (971)
Other                                            3,387         1,703             (204)        594
                                            ----------    ----------       ---------- -----------
  Total                                      $   7,999      $ 36,074         $ 16,592    $ 33,293
                                             =========      ========         ========    ========


Electric revenues increased in 1997 due to a slightly higher level of wholesale sales and other revenues. Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause, partially offset by decreased gas sales due mainly to warmer weather.

Electric revenues increased in 1996 compared with 1995 primarily because of an increase in wholesale sales of electricity which resulted from aggressive marketing efforts. Gas revenues increased as a result of the higher cost of natural gas in 1996 and because of increased sales to ultimate consumers (6%) caused mainly by colder weather experienced in the first quarter of the year.

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

Fuel expenses incurred in 1997 were approximately the same as in 1996. Fuel expenses increased $11.7 million (8%) in 1996 primarily because of a 12% increase in generation ($16 million), partially offset by a decrease in the cost of coal burned ($4.3 million). The average delivered cost per ton of coal purchased was $21.66 in 1997, $21.73 in 1996, and $23.68 in 1995.

Gas supply expenses for 1997 increased $18.4 million (13%) because of the higher cost of net gas supply ($29.3 million), partially offset by a decrease in the volume of gas delivered to the distribution system ($10.9 million). Gas supply expenses increased $29.7 million (27%) in 1996 mainly because of the higher cost of net gas supply ($21.8 million) and an increase in the volume of gas delivered to the distribution system ($7.9 million). The average unit cost per Mcf of purchased gas was $3.46 in 1997 and 1996, and $2.62 in 1995.

Operation and maintenance expenses for 1997 were approximately the same as 1996. Maintenance decreased in 1997 due mainly to decreased repairs at the electric generating plants caused by fewer outages and a lower level of storm damage repairs. These decreases were offset by an increase in costs to operate the power plants and a write-off of certain previously deferred items that amounted to approximately $3 million. Items written off include expenses associated with the hydro-electric plant and a management audit fee. Even though LG&E believes it could have reasonably expected to recover these costs in future rate proceedings, it decided not to seek recovery and expensed these costs because of increasing competitive pressures in the industry.

Operation and maintenance expenses increased $11.5 million (6%) in 1996 over 1995 primarily because of increased costs to operate LG&E's electric power plants ($2.9 million), the electric and gas transmission and distribution systems ($1.9 million), increased storm damage expenses ($2.2 million) and the recognition of proceeds in 1995 for the settlement of a commercial dispute. Pursuant to a study to determine when the settlement should be recorded, LG&E recognized $6 million as a reduction of 1995 operation expense and $2 million as a reduction of 1996 operation expense.

Depreciation and amortization increased in both 1997 and 1996 primarily because of additional plant in service. In addition, 1997 reflects the accelerated write-off of losses on early retirements of facilities.

Other income for 1997 increased by $3.4 million primarily because of interest income recorded as a result of a favorable tax settlement and the sale of stock options which LG&E had acquired in a commercial transaction. Other income for 1996 decreased about $3 million because of a decrease in income earned from investments and lower gains realized from the sale of property as compared to 1995. See Note 12 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Interest charges for 1997 decreased $1 million (3%) due to favorable refinancing activities in 1996. Interest charges for 1996 decreased $1.7 million (4%) primarily because of the retirement of outstanding debt. LG&E's embedded cost of long-term debt at December 31, 1997, was 5.68%; and at December 31, 1996, 6.05%. See Note 14 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for further discussion.

Preferred dividends decreased $1.7 million (28%) in 1996 as compared to 1995 due primarily to the redemption of the 7.45% Series Cumulative Preferred Stock in December 1995.

Variations in income tax expenses are largely attributable to changes in pre-tax income.

The rate of inflation may have a significant impact on LG&E's operations, its ability to control costs and the need to seek timely and adequate rate adjustments. However, relatively low rates of inflation in the past few years have moderated the impact on current operating results.

Energy Marketing and Trading

Energy marketing and trading results include the operations of the Company's gas marketing and trading division, gas gathering and processing operations, power marketing and trading, and project development activities. Total revenues for energy marketing and trading increased $517.9 million (19%) in 1997 due primarily to higher volumes. Gross margin decreased $62.9 million, primarily due to abrupt changes in electric load demand, substantially greater price changes in certain regions of the country during the third quarter, and competitive pressure on margins experienced in both the electric and gas trading sectors and other market changes.

The 1997 results also include $11.6 million in revenues from development activities associated with an independent power project in the Northeast. During 1996, $7.6 million of associated development revenues was recognized.

Revenues and cost of revenues increased substantially in 1996 compared to 1995 primarily due to volume increases and higher prices associated with both the power and natural gas marketing and trading activities. Revenues also increased by $26.2 million during 1996 due to adoption of the mark-to-market method of accounting for the Company's energy marketing and trading activities. See Note 1 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Operation and maintenance expenses remained flat between 1996 and 1997. Operation and maintenance expenses increased $23.7 million in 1996 compared to 1995 primarily due to the acquisition of Hadson Corporation and higher overall levels of power marketing and trading. Depreciation and amortization increased by $6 million in 1996 primarily due to the acquisition of Hadson Corporation.

Non-recurring charges in 1997 included a net insurance settlement of $7.6 million related to losses incurred in the Company's Canadian office during 1996 partially offset by a charge of $6.3 million to reflect the costs of consolidating the trading, risk management and administrative operations of the Company's power and gas marketing divisions into a single energy marketing unit, located in its Louisville headquarters. Non-recurring charges in 1996 resulted from losses recognized when an internal investigation uncovered unauthorized transactions by a marketer in the Company's Canadian office. See Notes 8 and 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Argentine Gas Distribution and Other

In February 1997, the Company acquired interests in two Argentine gas distribution companies: Distribuidora de Gas del Centro (Centro) and Distribuidora de Gas Cuyana (Cuyana). Revenues and operating expenses increased $127.2 million and $29.3 million, respectively, due to the incorporation of results from Centro. Equity in earnings of joint ventures increased by $2.4 million due to the acquisition of an interest in Cuyana. Interest charges and preferred dividends increased by $10.5 million and minority interest increased by $9 million due to these acquisitions.

Equity in earnings of joint ventures from the Company's power generation projects were essentially flat between 1996 and 1997.

The decrease in equity in earnings of joint ventures in 1996 of $9.3 million compared to 1995 mainly resulted from the sale of power purchase contracts by two partnerships in June 1995. These sales resulted in gains totaling $9.7 million in 1995. Also, earnings from the three windpower joint ventures formerly managed by Kenetech Windpower, Inc. (Kenetech) decreased $1.1 million. This was primarily due to an increased level of expense incurred because of a change in operations management at the ventures during 1996 after Kenetech filed for Chapter 11 bankruptcy protection. The Company now manages operations at two of the projects, and another venture partner manages the third. See Notes 7 and 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Other income and deductions increased by $4.8 million in 1997 due to the sale of one-half of the Company's interest in the Rensselaer cogeneration facility. See Notes 7 and 12 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

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

Construction Expenditures and Equity Investments

Utility construction expenditures for 1997 were $111 million compared with $108 million for 1996 and $93 million for 1995. Non-utility construction expenditures (other than generating plant expenditures incurred by joint ventures) were approximately $27 million in 1997, $8 million in 1996, and $11 million in 1995. In 1995, the Company invested equity of $34 million in several domestic and international power projects and in the redemption of its interest in the partnership that operated many of its power plants.

Past Financing Activities

During 1997, 1996, and 1995, the Company's primary sources of capital were internally generated funds from operating cash flows and debt financing. Internally generated funds provided financing for 100% of the Company's utility construction expenditures for 1997, 1996, and 1995. The Company acquired interests in two Argentine natural gas distribution companies in 1997 for $140 million, plus transaction related fees and expenses. It also acquired Hadson Corporation in 1995 for $143 million, plus acquisition-related fees and expenses. These acquisitions were financed with cash and lines of credit. The Company also provides its energy marketing business with additional cash to meet general working capital needs, including margin calls. Margin calls are generally required on certain of the Company's hedge and trading financial instruments to address changes in market prices. The Company had approximately $4.1 million of net margin deposits as of December 31, 1997.

The Company's combined cash and marketable securities balance increased by $6.2 million in 1997 and $11.3 million in 1996. The increase for 1997 reflects cash flows from operations and an increase in borrowings, partially offset by capital expenditures and dividends paid. The 1996 increase reflects cash flows from operations, partially offset by capital expenditures, dividends paid, and a net decrease in borrowings. In 1995, combined cash and marketable securities decreased $79.6 million compared to 1994, which primarily resulted from the acquisition of Hadson Corporation and related working capital needs, additional investments in affiliates and dividends paid; offset by cash flows from operations, an increase in borrowings and changes in classification of investments from noncurrent to current assets.

The decreases in accounts receivable and accounts payable during 1997 resulted primarily from lower gas marketing trading volumes over the last 60 days of the year. The increases in accounts receivable and accounts payable during 1996 resulted from increased energy marketing volumes. The increases in price risk management assets and liabilities in 1996 resulted from adopting the mark-to-market method of accounting for the Company's energy marketing and trading activities. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in LG&E's service territory, and as it relates to LG&E Energy Marketing Inc., throughout the United States, which has a direct effect on sales of electricity and natural gas.

In November 1997, LG&E issued $35 million of Jefferson County, Kentucky and $35 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due November 1, 2027. The interest rates for these bonds were 3.90% and 3.85%, respectively, at December 31, 1997. The proceeds from these bonds were used to redeem the outstanding 7.75% Series of Jefferson County, Kentucky and Trimble County, Kentucky, Pollution Control Bonds due February 1, 2019.

In October 1996, LG&E issued $22.5 million of Jefferson County, Kentucky and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. Interest rates for these bonds were 3.79% and 3.82%, respectively, at December 31, 1997. The proceeds from these bonds were applied in December 1996 to redeem the outstanding 7.25% Series of Jefferson County, Kentucky and Trimble County, Kentucky, Pollution Control Bonds due December 1, 2016.

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

The Company's equity investments in non-utility projects and non-utility construction expenditures were financed through internally generated funds and short-term borrowings. Construction expenditures for new generating projects were funded through project debt.

The Company had non-utility short-term borrowings outstanding of $360.2 million as of December 31, 1997. These borrowings consisted of commercial paper which had maturity dates ranging between one and 270 days. Because of the roll-over of these maturity dates, total short-term borrowings during the year were approximately $1.2 billion and total repayments of short-term borrowings during the year were approximately $1 billion. Short-term borrowings were $158 million as of December 31, 1996, and $173 million as of December 31, 1995. The increase in 1997 was primarily due to the acquisition of the interests in the Argentine natural gas distribution companies and the funding of working capital requirements.

The Company issued $4 million of new common stock in 1997 and $2 million in 1996, under various employee plans. The Company announced a program on October 14, 1997, authorizing the repurchase of up to 1,000,000 shares of its common stock to be used for, among other things, benefit and compensation plans. See Note 13 of LG&E Energy Corp.'s Notes to Financial Statements under
Item 8.

Future Capital Requirements

Future utility financing requirements may be affected in varying degrees by factors such as load growth, changes in construction expenditure levels, rate actions allowed by regulatory agencies, new legislation, market entry of competing electric power generators, changes in environmental regulations and other regulatory requirements. The Company estimates that LG&E's construction expenditures will total $260 million for 1998 and 1999. In addition, LG&E's capital requirements for 1998 include $20 million to retire long-term debt that is scheduled to mature on June 1, 1998. Capital expenditures for the non-utility businesses are anticipated to total $55 million for 1998 and 1999. Other future capital funding requirements are dependent upon the identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions.

Future Sources of Financing

Internally generated funds from operations are expected to fund substantially all of LG&E's anticipated construction expenditures in 1998 and 1999. Similarly, the Company anticipates having sufficient internal cash generation, borrowing capacity and access to securities markets to meet anticipated equity investments and non-utility capital expenditures in 1998 and 1999.

On September 5, 1997, LG&E Energy Systems Inc. (Energy Systems) and LG&E Gas Systems Inc. (Gas Systems) merged to form LG&E Capital Corp. (Capital Corp.).
 At the same time, Capital Corp. implemented a $600 million commercial paper facility backed by new lines of credit totaling $700 million. The Company terminated the previous lines of credit which totaled $460 million.

At December 31, 1997, loan agreements and lines of credit were in place totaling $900 million ($200 million for LG&E and $700 million for Capital Corp.) for which the companies pay commitment or facility fees. The LG&E credit facility provides for short-term borrowing. The Capital Corp. facilities provide for short-term borrowing, letter of credit issuance, and support of commercial-paper borrowings. Unused capacity under these lines totaled $481.7 million after considering the commercial paper support and approximately $58.1 million in letters of credit securing on- and off-balance sheet commitments. The credit lines will expire at various times from 1998 through 2002. Management expects to renegotiate the lines when they expire.

On February 6, 1998, Capital Corp. issued $150 million of medium-term notes due in January 2008. The securities were issued pursuant to an unregistered Rule 144A offering. The stated interest rate on the notes was 6.46%. After taking into account the effects of an interest rate swap entered into in 1997 to hedge the interest rate on $100 million of such medium-term notes and other issuance costs, the effective rate will be 6.82%. See Note 5 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8. The proceeds were used to repay outstanding notes payable.

The lenders under the credit facilities, commercial paper facility, and the medium-term notes for Capital Corp. are entitled to the benefits of Support Agreements with LG&E Energy

Corp. See Note 15 of LG&E Energy Corp.'s Notes to Financial Statements under
Item 8.

Year 2000 Computer Software Issue

The Company began its project regarding the year 2000 issue in 1996. The board of directors approved the general year 2000 plan and receives, along with management, regular updates. Project teams are continuing to evaluate risks and to plan and implement appropriate sources of corrective action. Corrective action, including replacement or modification of certain software systems, for major applications such as customer information, financial and trading systems are in process, and in certain cases completed. Regarding the smaller, more isolated systems, the Company anticipates moving from the evaluative stage to the corrective stage during 1998. The Company has also communicated with its suppliers, customers and key business partners regarding year 2000 compliance and intends to continue monitoring their progress on this issue.

The amount that has been expensed through December 31, 1997, is approximately $2 million. Based on studies and progress made to date, the Company expects to spend approximately $10 million in 1998 and 1999 for significant modification of its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

LG&E Energy Corp. - KU Energy Corporation Merger

On May 20, 1997, the Company and KU Energy Corporation (KU) entered into an agreement and Plan of Merger providing for a merger of LG&E Energy and KU. Pursuant to the Merger Agreement, KU will be merged with and into LG&E Energy, with LG&E Energy as the surviving corporation effective with the receipt of all required approvals. The merger has been approved by the Kentucky Commission and the Virginia State Corporation Commission. For a more detailed and descriptive discussion of the merger and the additional approvals needed, see Note 2 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Rates and Regulation

LG&E is subject to the jurisdiction of the Kentucky Commission in virtually all matters related to electric and gas utility regulation, and as such, its accounting is subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Given LG&E's competitive position in the market and the status of regulation in the state of Kentucky, LG&E has no plans or intentions to discontinue its application of SFAS No. 71. See Note 4 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

On December 8, 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that, in effect, resolved all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. Under the settlement, ratepayers are receiving $22 million in refunds, most of which is being refunded over the five-year period, 1996 through 2000, based on a per-kilowatt-hour credit. In addition, LG&E is providing $900,000 annually for five years, beginning in 1996, to fund low-income energy assistance programs. The Company also revised the decoupling methodology in a manner that reduced revenues collected from residential customers during 1996 and 1997 by a total of approximately $1.8 million.

The overall effect of the settlement, which the Company recognized in its entirety in the fourth quarter of 1995, was to reduce electric revenues by $28.3 million and increase operating expenses by $1.5 million. Thus, the settlement reduced 1995 net income by $17.9 million, and earnings per share by 27(cent). See Note 17 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

In May 1995, LG&E implemented a Commission approved environmental cost recovery (ECR) surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal. As a result of this surcharge, LG&E's electric revenues increased $3.2 million in 1995, an additional $2.4 million in 1996 and an additional $.4 million in 1997. The Kentucky Attorney General (KAG), and the Kentucky Industrial Utility Customers filed an appeal in Franklin Circuit Court on various issues related to the Commission's order in this proceeding, including the constitutionality of the Kentucky statute that authorizes the surcharge. In an order dated April 10, 1996, associated with the first six-month review of the operation of the surcharge, the Commission stated that all environmental surcharge revenues collected from the date of the April 10 order will be subject to refund, pending the outcome of the legal proceedings. LG&E is contesting the legal challenges but cannot predict the outcome of this litigation. In a similar proceeding involving appeals from the Commission's order authorizing an environmental cost recovery surcharge for Kentucky Utilities Company by the same intervenors, the Kentucky Court of Appeals, in a decision issued on December 5, 1997, upheld the constitutionality of the surcharge statute. The intervenors have petitioned the Kentucky Supreme Court to review the decision of the Kentucky Court of Appeals. Any refunds that may ultimately be ordered, are not expected to have a material adverse effect on LG&E's financial position or results of operation.

In January 1994, LG&E implemented a Commission approved demand side management (DSM) program that LG&E, KAG, the Jefferson County Attorney, and representatives of several customer-interest groups had filed with the Commission. The approved program included a formal collaborative process to develop future DSM programs and also contained a rate mechanism that (1) provided LG&E concurrent recovery of DSM costs, (2) provided an incentive for implementing DSM programs, and (3) allowed LG&E to recover revenues from lost sales associated with the DSM programs.

Subsequent to the original filing, LG&E requested three significant revisions to the DSM program. In 1996, the Commission approved the addition of five new programs that increased LG&E's commitment to DSM by approximately $4 million over the next two years. In 1997, LG&E requested a change in the methodology used in determining revenues from lost sales associated with DSM programs. This change replaces the decoupling mechanism approved in the original program, with a methodology based on engineering estimates. Also in 1997, LG&E requested approval to implement a 1998 program budget in the amount of $2.5 million. The revisions requested in 1997 are currently pending before the Commission.

On September 30, 1997, the Commission issued an order approving LG&E's request to implement an experimental performance-based ratemaking mechanism. This mechanism is related to gas procurement activities and gas off-system sales only and is approved for a three-year test period effective October 1, 1997. During the three-year experimental period, rate adjustments related to this mechanism will be determined for each 12-month period beginning November 1 and ending October 31. This mechanism is not expected to have a material effect on LG&E's financial position or results of operations.

In its September 12, 1997 order approving the merger of LG&E Energy and KU, the Kentucky Commission ordered LG&E to file by the later of the consummation of the merger or September 14, 1998, detailed plans to address the future rate regulation of the Company. The Commission directed LG&E to indicate in its filing whether it desired to remain under traditional rate of return regulation or commence non-traditional regulation.

LG&E was further ordered to explain the reasons for its election, and in the case of traditional regulation, include an analysis and proposals relative to its earnings at that time. If non-traditional regulation is elected, LG&E must explain the reasons for its choice and how its plan will achieve the Commission's goals of providing incentives to utilities and a sharing of the resulting benefits with customers. The Commission stated that it will fully investigate LG&E's filing and determine whether changes should be made to the existing regulation of the Company. LG&E cannot presently predict the outcome of this matter.

LG&E last filed for a rate increase with the Commission in June 1990 based on the test year ended April 30, 1990. The Commission issued a final order in September 1991 that effectively granted LG&E an annual increase in rates of $6.8 million ($6.1 million electric and $.7 million gas).

Environmental Matters

With the passage of the Clean Air Act Amendments of 1990 (the Act), LG&E already complied with the stringent sulfur dioxide emission limits required by the year 2000, as it had previously installed scrubbers on all of its coal-fired generating units. Since 1990, as part of its ongoing construction program, LG&E has spent $31 million for measures to meet applicable nitrogen oxide limits. While the overall financial impact of the Act on LG&E has been minimal, LG&E is closely monitoring several significant regulatory developments which may potentially impact the Company including regulations proposed by the United States Environmental Protection Agency (USEPA) in October 1997. These regulations address long-range ozone transport from Midwest emissions sources that allegedly contribute to ozone problems in the Northeast. If finally adopted, the proposed regulations may require numerous utilities including LG&E, and possibly independent power producers (including projects in which the Company has an interest), to incur significant capital expenditures, currently estimated as potentially in excess of $100 million in the case of LG&E, and significantly increased operation and maintenance costs required to achieve additional reductions in emissions of nitrogen oxides.

See Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8 for a complete discussion of the Company's environmental issues concerning the proposed USEPA ozone transport regulations, LG&E's Cane Run and Mill Creek electric generating plants, manufactured gas plant sites, and certain other environmental issues.

Public Utility Regulatory Policies Act

Proposals also have been introduced in Congress to repeal all or portions of the Public Utility Regulatory Policies Act (PURPA). PURPA and its implementing regulations require, among other things, that electric utilities purchase electricity generated by qualifying cogeneration facilities at a price based on the purchasing utility's avoided costs. The Company is the partial owner of several qualifying cogeneration facilities and it is the operator of several qualifying cogeneration facilities pursuant to contracts. While the Company supports the repeal of PURPA, the Company intends to oppose any efforts to nullify existing contracts between electric utilities and qualifying cogeneration facilities. The Company is involved in proceedings before the Federal Energy Regulatory Commission (FERC) regarding its Southampton cogeneration facility and in litigation with the purchasing utility of the energy from its Roanoke Valley I cogeneration facility. The Rensselaer cogeneration facility, in which the Company has a 25% interest through an indirect subsidiary, is one of a group of 16 independent power producers which have entered into an agreement with Niagara Mohawk Power Corporation, as purchasing utility, to negotiate towards restructurings of their power sales contracts. As proceedings and negotiations concerning these events are continuing, the Company is currently unable to predict the outcome of these matters. See Note 16 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Impact of Nonregulated Businesses

The Company expects to continue investing in nonregulated projects, including domestic and international power production and gas distribution projects, as described under Future Capital Requirements. The nonregulated projects in which the Company has invested carry a higher level of risk than LG&E's traditional utility businesses. Current investments in nonregulated projects are subject to competition, operating risks, dependence on certain suppliers and customers, and domestic and foreign environmental and energy regulations as well as political and currency risks. In addition, significant expenses may be incurred for projects pursued by the Company that do not materialize. Also, in the energy marketing business, the Company, through its subsidiaries, trades natural gas, wholesale power, emission allowances and coal, as well as derivative products relating to such commodities, in which net open positions may exist. See Note 5 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8. The aggregate effect of these factors is to create the potential for more volatility in the nonregulated component of the Company's earnings. Accordingly, the historical operating results of the Company's nonregulated businesses may not necessarily be indicative of future operating results.

FUTURE OUTLOOK

Big Rivers Electric Corporation

The Company is awaiting a decision from the Kentucky Commission regarding the outcome of the Company's proposal to lease the generating assets of Big Rivers Electric Corporation (Big Rivers). The proposal has been approved by the creditors of Big Rivers as part of the confirmation of Big Rivers' plan of reorganization by the U.S. Bankruptcy Court. The Kentucky Commission expressed concerns following hearings in November 1997 regarding the potential for future environmental, regulatory and legislative costs and whether those costs, should they materialize, would be shared equitably among all rate classes involved. On February 3, 1998, the Company, Big Rivers, and certain other parties filed with the Commission a Term Sheet describing an agreement for resolving the issue identified by the Commission. The Commission has scheduled a hearing on March 18, 1998 for consideration of the agreement. The Commission has until April 30, 1998 to make a ruling. Approvals from FERC on various elements of the transaction are also pending. See Note 3 of LG&E Energy Corp.'s Notes to Financial Statements under Item 8.

Competition and Customer Choice

LG&E Energy Corp. has moved aggressively over the past decade to be positioned for, and to help promote, the energy industry's shift to customer choice and a competitive market for energy services. Specifically, the Company has taken many steps to prepare for the expected increase in competition in its regulated and non-regulated energy services businesses, including aggressive cost reduction activities; strategic acquisitions and growth initiatives; write-offs of previously deferred expenses; an increase in focus on commercial and industrial customers; an increase in employee training; and necessary corporate and business unit realignments. The Company continues to be active in the national debate surrounding the restructuring of the electric industry and the move toward a competitive, market-based environment. LG&E Energy Corp. has urged Congress and federal regulatory agencies to set a specific date for a complete transition to a competitive market, one that will quickly and efficiently bring the benefits associated with customer choice. LG&E Energy Corp. has repeatedly advocated the implementation of this transition by January 1, 2001.

The Kentucky Commission has held a series of meetings with representatives of utilities, consumers, state agencies, state legislators and other groups in Kentucky to discuss the possible effects of electric industry restructuring in Kentucky. In December 1997, the Kentucky Commission issued a set of principles which are intended to serve as its guide in consideration of issues relating to industry restructuring. Among these principles were: consumer protection and benefit, system reliability, universal service, environmental responsibility, cost allocation, stranded costs and codes of conduct.

At the time of this report, neither the Kentucky General Assembly nor the Kentucky Commission has adopted or approved a plan or timetable for retail electric industry competition in Kentucky. The nature or timing of future legislative or regulatory actions regarding industry restructuring and their impact on the Company, which may be significant, cannot be predicted currently.


LG&E:

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's financial results of operations and financial condition during 1997, 1996, and 1995 and should be read in connection with LG&E's financial statements and notes thereto.

In May 1997, LG&E Energy Corp. (LG&E Energy) entered into a Merger Agreement with KU Energy Corporation (KU), which provides for the combination of KU into LG&E Energy. Completion of the merger remains subject to various regulatory approvals and other conditions. The following discussion and analysis and related financial statements do not reflect the impact of LG&E's proposed merger with Kentucky Utilities Company (Kentucky Utilities). See
Note 2 of LG&E's Notes to Financial Statements under Item 8.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies, including decisions regarding the proposed combination of LG&E and Kentucky Utilities; and other factors described from time to time in Louisville Gas and Electric Company's reports to the Securities and Exchange Commission, including Exhibit No. 99.01 to this Form 10-K.

RESULTS OF OPERATIONS

Net Income

LG&E's net income increased $5.3 million for 1997 over 1996. This improvement was mainly due to increased sales of electricity to wholesale customers, a lower level of maintenance expenses and increased investment and interest income. These items were partially offset by reduced gas sales volumes due to warmer winter weather and a write-off of certain expenses deferred in prior periods.

Net income for 1996 increased $7.9 million over 1995 excluding a $16.9 million charge against net income in 1995 to recognize the effects of a settlement of the long-standing issues surrounding LG&E's Trimble County electric generating plant. Without excluding the Trimble County charge-off, net income increased $24.8 million over 1995. The $7.9 million increase in net income was primarily the result of a significantly higher level of wholesale electric sales and increased retail sales of electricity and natural gas, partially offset by increased operation and maintenance expenses.

Revenues

A comparison of LG&E's revenues for the years 1997 and 1996, with the immediately preceding year reflects both increases and decreases, which have been segregated by the following principal causes (in thousands of $):


                                                      Increase (Decrease) From Prior Period
                                                   Electric Revenues               Gas Revenues
Cause                                             1997          1996             1997        1996
-----                                             ----          ----             ----        ----
Sales to ultimate consumers:
  Fuel and gas supply adjustments, etc.       $ (2,155)     $ (4,652)         $27,192     $21,176
  Demand side management/decoupling              8,041         5,429            4,348      (1,989)
  Environmental cost recovery surcharge            448         2,410                -           -
  Variation in sales volumes                    (4,810)          801          (14,891)     14,483
                                             ---------    ----------         --------   ---------
     Total                                       1,524         3,988           16,649      33,670
Wholesale sales                                  3,088        30,383                -           -
Gas transportation-net                               -             -              147        (971)
Other                                            3,224         1,688             (204)        594
                                            ----------    ----------       ---------- -----------
  Total                                      $   7,836      $ 36,059         $ 16,592    $ 33,293

                                           =========      ========         ========    ========

Electric revenues increased in 1997 due to a slightly higher level of wholesale sales and other revenues. Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause, partially offset by decreased gas sales due mainly to warmer weather.

Electric revenues increased in 1996 compared with 1995 primarily because of an increase in wholesale sales of electricity which resulted from aggressive marketing efforts. Gas revenues increased as a result of the higher cost of natural gas in 1996 and because of increased sales to ultimate consumers (6%) caused mainly by colder weather experienced in the first quarter of the year.

Expenses

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating costs. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in LG&E's rates, subject to approval by the Public Service Commission of Kentucky (Kentucky Commission or Commission).

Fuel expenses incurred in 1997 were approximately the same as in 1996. Fuel expenses increased $11.7 million (8%) in 1996 primarily because of a 12% increase in generation ($16 million), partially offset by a decrease in the cost of coal burned ($4.3 million). The average delivered cost per ton of coal purchased was $21.66 in 1997, $21.73 in 1996, and $23.68 in 1995.

Power purchased expense increased $.6 million (4%) in 1997 over 1996 due to an increase in the amount of purchased power needed to support native load requirements. Power purchased expense in 1996 of $16.6 million was approximately the same as in 1995. Power was purchased in 1996 primarily to supplement generation requirements related to wholesale electric power sales.

Gas supply expenses for 1997 increased $18.4 million (13%) because of the higher cost of net gas supply ($29.3 million), partially offset by a decrease in the volume of gas delivered to the distribution system ($10.9 million). Gas supply expenses increased $29.7 million (27%) in 1996 mainly because of the higher cost of net gas supply

($21.8 million) and an increase in the volume of gas delivered to the distribution system ($7.9 million). The average unit cost per Mcf of purchased gas was $3.46 in 1997 and 1996, and $2.62 in 1995.

Other operation expenses increased $7.4 million (5%) over 1996 primarily because of increased costs to operate the electric generating plants ($5.1 million) and a write-off of certain previously deferred items ($3.2 million). Items written off include expenses associated with the hydro-electric plant and a management audit fee. Even though LG&E believes it could have reasonably expected to recover these costs in future rate proceedings, it decided not to seek recovery and expensed these costs because of increasing competitive pressures in the industry.

Other operation expenses in 1996 increased $8.7 million (6%) over 1995 primarily because of increased costs to operate LG&E's electric power plants ($2.9 million), the electric and gas transmission and distribution systems ($1.9 million), and the recognition of proceeds in 1995 for the settlement of a commercial dispute. Pursuant to a study to determine when the settlement should be recorded, LG&E recognized $6 million as a reduction of 1995 operation expense and $2 million as a reduction of 1996 operation expense.

Maintenance expenses decreased $7.2 million (13%) from 1996 due to decreased repairs at the electric generating plants resulting from fewer scheduled outages ($5 million) and a lower level of storm damage repairs ($1.8 million). Maintenance expenses in 1996 increased $2.7 million (5%) over 1995 primarily due to increased storm damage repairs ($1.8 million) and an increase in electric power plant expenses ($.9 million).

Depreciation and amortization increased $4 million (4.5%) over 1996 because of additional utility plant in service. In addition, 1997 reflects the accelerated write-off of losses on early retirements of facilities. Depreciation and amortization increased in 1996 primarily because of additional depreciable plant in service.

Variations in income tax expenses are largely attributable to changes in pre-tax income.

Other income for 1997 increased by $3.4 million primarily because of interest income recorded as a result of a favorable tax settlement and the sale of stock options which LG&E had acquired in a commercial transaction. Other income for 1996 decreased about $2.9 million because of a decrease in income earned from investments and lower gains realized from the sale of property as compared to 1995. See Note 9 of LG&E's Notes to Financial Statements under
Item 8.

Interest charges for 1997 decreased $1.1 million (3%) due to favorable refinancing activities in 1996. Interest charges for 1996 decreased $1.7 million (4%) primarily because of the retirement of outstanding debt. The embedded cost of long-term debt at December 31, 1997, was 5.68% and at December 31, 1996, 6.05%. See Note 10 of LG&E's Notes to Financial Statements under Item 8 for further discussion.

Preferred dividends decreased $1.7 million (28%) for 1996 as compared to 1995 due primarily to the redemption of the 7.45% Series Cumulative Preferred Stock in December 1995.

The rate of inflation may have a significant impact on LG&E's operations, its ability to control costs and the need to seek timely and adequate rate adjustments. However, relatively low rates of inflation in the past few years have moderated the impact on current operating results.

LIQUIDITY AND CAPITAL RESOURCES

LG&E's need for capital funds is primarily related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers and protection of the environment.

Construction Expenditures

New construction expenditures for 1997 were $111 million compared with $108 million for 1996 and $93 million for 1995.

Past Financing Activities

During 1997, 1996, and 1995, LG&E's primary source of capital was internally generated funds from operating cash flows. Internally generated funds provided financing for 100% of LG&E's construction expenditures for 1997, 1996, and 1995.

Variations in accounts receivable and accounts payable are not generally significant indicators of LG&E's liquidity, as such variations are primarily attributable to fluctuations in weather in LG&E's service territory, which has a direct affect on sales of electricity and natural gas.

In November 1997, LG&E issued $35 million of Jefferson County, Kentucky and $35 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due November 1, 2027. The interest rates for these bonds were 3.90% and 3.85%, respectively, at December 31, 1997. The proceeds from these bonds were used to redeem the outstanding 7.75% Series of Jefferson County, Kentucky and Trimble County, Kentucky, Pollution Control Bonds due February 1, 2019.

In October 1996, LG&E issued $22.5 million of Jefferson County, Kentucky and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. Interest rates for these bonds were 3.79% and 3.82%, respectively, at December 31, 1997. The proceeds from these bonds were applied in December 1996 to redeem the outstanding 7.25% Series of Jefferson County, Kentucky and Trimble County, Kentucky, Pollution Control Bonds due December 1, 2016.

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

Future Capital Requirements

Future financing requirements may be affected in varying degrees by factors such as load growth, changes in construction expenditure levels, rate actions allowed by regulatory agencies, new legislation, market entry of competing electric power generators, changes in environmental regulations and other regulatory requirements. LG&E estimates construction expenditures will total $260 million for 1998 and 1999. In addition, capital requirements for 1998 include $20 million to retire long-term debt that is scheduled to mature on June 1, 1998.

Future Sources of Financing

Internally generated funds from operations are expected to fund substantially all anticipated construction expenditures in 1998 and 1999.

At December 31, 1997, LG&E had unused lines of credit of $200 million for which it pays commitment fees. These credit facilities are scheduled to expire in 2001. Management expects to renegotiate them when they expire.

To the extent permanent financings are needed in 1998 and 1999, LG&E expects that it will have ready access to the securities markets to raise needed funds.

Year 2000 Computer Software Issue

LG&E began its project regarding the year 2000 issue in 1996. The board of directors approved the general year 2000 plan and receives, along with management, regular updates. Project teams are continuing to evaluate risks and to plan and implement appropriate sources of corrective action. Corrective action, including replacement or modification of certain software systems, for major applications such as customer information and financial systems are in process, and in certain cases completed. Regarding the smaller, more isolated systems, LG&E anticipates moving from the evaluative stage to the corrective stage during 1998. LG&E has also communicated with its suppliers, customers and key business partners regarding year 2000 compliance and intends to continue monitoring their progress on this issue.

The amount that has been expensed through December 31, 1997, is approximately $2 million. Based on studies and progress made to date, LG&E expects to spend approximately $10 million in 1998 and 1999 for significant modification of its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. Accordingly, LG&E does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

LG&E Energy Corp. - KU Energy Corporation Merger

On May 20, 1997, LG&E Energy and KU entered into an agreement and Plan of Merger providing for a merger of LG&E Energy and KU. Pursuant to the Merger Agreement, KU will be merged with and into LG&E Energy, with LG&E Energy as the surviving corporation effective with the receipt of all required approvals. The merger has been approved by the Kentucky Commission and the Virginia State Corporation Commission. See Note 2 of LG&E's Notes to Financial Statements under Item 8.

Rates and Regulation

LG&E is subject to the jurisdiction of the Kentucky Commission in virtually all matters related to electric and gas utility regulation, and as such, its accounting is subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Given LG&E's competitive position in the market and the status of regulation in the state of Kentucky, LG&E has no plans or intentions to discontinue its application of SFAS No. 71. See Note 3 of LG&E's Notes to Financial Statements under Item 8.

On December 8, 1995, the Commission approved a settlement agreement filed by LG&E and all intervenors in the Trimble County proceedings, including various consumer interest groups and government agencies, that, in effect, resolved all of the regulatory and legal issues related to the appropriate ratemaking treatment to exclude 25% of the Trimble County plant costs from customer rates. Under the settlement, ratepayers are receiving $22 million in refunds, most of which is being refunded over the five-year period, 1996 through 2000, based on a per kilowatt-hour credit. In addition, LG&E also is providing $900,000 annually for five years, beginning in 1996, to fund low-income energy assistance programs. LG&E also revised the decoupling methodology in a manner that reduced revenues collected from residential customers during 1996 and 1997 by a total of approximately $1.8 million.

The overall effect of the settlement, which LG&E recognized in its entirety in the fourth quarter of 1995, was to reduce electric revenues by $28.3 million and net income by $16.9 million. See Note 13 of LG&E's Notes to Financial Statements under Item 8.

In May 1995, LG&E implemented a Commission approved environmental cost recovery (ECR) surcharge to recover certain costs required to comply with the Federal Clean Air Act, as amended, and those federal, state, and local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal. As a result of this surcharge, LG&E's electric revenues increased $3.2 million in 1995, an additional $2.4 million in 1996 and an additional $.4 million in 1997. The Kentucky Attorney General (KAG), and the Kentucky Industrial Utility Customers filed an appeal in Franklin Circuit Court on various issues related to the Commission's order in this proceeding, including the constitutionality of the Kentucky statute that authorizes the surcharge. In an order dated April 10, 1996, associated with the first six-month review of the operation of the surcharge, the Commission stated that all environmental surcharge revenues collected from the date of the April 10 order will be subject to refund, pending the outcome of the legal proceedings. LG&E is contesting the legal challenges but cannot predict the outcome of this litigation. In a similar proceeding involving appeals from the Commission's order authorizing an environmental cost recovery surcharge for Kentucky Utilities Company by the same intervenors, the Kentucky Court of Appeals, in a decision issued on December 5, 1997, upheld the constitutionality of the surcharge statute. The intervenors have petitioned the Kentucky Supreme Court to review the decision of the Kentucky Court of Appeals. Any refunds that may ultimately be ordered, are not expected to have a material adverse effect on LG&E's financial position or results of operation.

In January 1994, LG&E implemented a Commission approved demand side management (DSM) program that LG&E, KAG, the Jefferson County Attorney, and representatives of several customer-interest groups had filed with the Commission. The approved program included a formal collaborative process to develop future DSM programs and also contained a rate mechanism that (1) provided LG&E concurrent recovery of DSM costs, (2) provided an incentive for implementing DSM programs, and (3) allowed LG&E to recover revenues from lost sales associated with the DSM.

Subsequent to the original filing, LG&E requested three significant revisions to the DSM program. In 1996, the Commission approved the addition of five new programs that increased LG&E's commitment to DSM by approximately $4 million over the next two years. In 1997, LG&E requested a change in the methodology used in determining revenues from lost sales associated with DSM programs. This change would replace the decoupling mechanism approved in the original program with a methodology based on engineering estimates. Also in 1997, LG&E requested approval to implement a 1998 program budget in the amount of $2.5 million. The revisions requested in 1997 are currently pending before the Commission.

On September 30, 1997, the Commission issued an order approving LG&E's request to implement an experimental performance-based ratemaking mechanism. This mechanism is related to gas procurement activities and gas off-system sales only and is approved for a three-year test period effective October 1, 1997. During the three year experimental period, rate adjustments related to this mechanism will be determined for each 12 month period beginning November 1 and ending October 31. This mechanism is not expected to have a material effect on LG&E's financial position or results of operations.

In its September 12, 1997 order approving the merger of LG&E Energy and KU, the Kentucky Commission ordered LG&E to file by the later of the consummation of the merger or September 14, 1998, detailed plans to address the future rate regulation of LG&E. The Commission directed LG&E to indicate in its filing whether it desired to remain under traditional rate of return regulation or commence non-traditional regulation. LG&E was further ordered to explain the reasons for its election, and in the case of traditional regulation, include an analysis and proposals relative to its earnings at that time. If non-traditional regulation is elected, LG&E must explain the reasons for its choice and how its plan will achieve the Commission's goals of providing incentives to utilities and a sharing of the resulting benefits with customers. The Commission stated that it will fully investigate the filing and determine whether changes should be made to the existing regulation of LG&E. LG&E cannot presently predict the outcome of this matter.

LG&E last filed for a rate increase with the Commission in June 1990 based on the test year ended April 30, 1990. The Commission issued a final order in September 1991 that effectively granted LG&E an annual increase in rates of $6.8 million ($6.1 million electric and $.7 million gas).

Environmental Matters

With the passage of the Clean Air Act Amendments of 1990 (the Act), LG&E already complied with the stringent sulfur dioxide emission limits required by the year 2000, as it had previously installed scrubbers on all of its coal-fired generating units. Since 1990, as part of its ongoing construction program, LG&E has spent $31 million for measures to meet applicable nitrogen oxide limits. While the overall financial impact of the Act on LG&E has been minimal, LG&E is closely monitoring several significant regulatory developments which may potentially impact LG&E including regulations proposed by the United States Environmental Protection Agency (USEPA) in October 1997. These regulations address long-range ozone transport from Midwest emissions sources that allegedly contribute to ozone problems in the Northeast. If finally adopted, the proposed regulations may require numerous utilities including LG&E to incur significant capital expenditures, currently estimated as potentially in excess of $100 million, and significantly increased operation and maintenance costs required to achieve additional reductions in emissions of nitrogen oxides.

See Note 12 of LG&E's Notes to Financial Statements under Item 8 for a complete discussion of LG&E's environmental issues concerning the proposed USEPA ozone transport regulations, its Mill Creek and Cane Run electric generating plants, manufactured gas plant sites, and certain other environmental issues.

FUTURE OUTLOOK

Competition and Customer Choice

LG&E Energy Corp. has moved aggressively over the past decade to be positioned for, and to help promote, the energy industry's shift to customer choice and a competitive market for energy services. Specifically, LG&E Energy has taken many steps to prepare for the expected increase in competition in its regulated and non-regulated energy services businesses, including aggressive cost reduction activities; strategic acquisitions and growth initiatives; write-offs of previously deferred expenses; an increase in focus on commercial and industrial customers; an increase in employee training; and necessary corporate and business unit realignments. LG&E Energy continues to be active in the national debate surrounding the restructuring of the electric industry and the move toward a competitive, market-based environment. LG&E Energy has urged Congress and federal regulatory agencies to set a specific date for a complete transition to a competitive market, one that will quickly and efficiently bring the benefits associated with customer choice. LG&E Energy has repeatedly advocated the implementation of this transition by January 1, 2001.

The Kentucky Commission has held a series of meetings with representatives of utilities, consumers, state agencies, state legislators and other groups in Kentucky to discuss the possible effects of electric industry restructuring in Kentucky. In December 1997, the Kentucky Commission issued a set of principles which are intended to serve as its guide in consideration of issues relating to industry restructuring. Among these principles were: consumer protection and benefit, system reliability, universal service, environmental responsibility, cost allocation, stranded costs and codes of conduct.

At the time of this report, neither the Kentucky General Assembly nor the Kentucky Commission has adopted or approved a plan or timetable for retail electric industry competition in Kentucky. The nature or timing of future legislative or regulatory actions regarding industry restructuring and their impact on LG&E, which may be significant, cannot be predicted currently.

ITEM 8.  Financial Statements and Supplementary Data.


                       LG&E Energy Corp. and Subsidiaries
                        Consolidated Statements of Income
                     (Thousands of $ Except Per Share Data)

                                                                           Years Ended December 31
                                                                  1997               1996              1995
                                                                  ----               ----              ----
REVENUES:
    Energy marketing and trading........................... $3,266,811         $2,748,873        $  630,249
    Electric utility.......................................    615,159            607,160           571,086
    Refund - Trimble County settlement (Note 17)...........          -                  -           (28,300)
    Gas utility............................................    231,011            214,419           181,126
    Argentine gas distribution and other...................    150,839             19,013            20,519
                                                            ----------         ----------        ----------
       Total revenues (Note 1).............................  4,263,820          3,589,465         1,374,680
                                                            ----------         ----------        ----------

COST OF REVENUES:
    Energy marketing and trading...........................  3,245,234          2,664,399           604,302
    Fuel and power purchased...............................    166,692            166,323           154,832
    Gas supply expenses....................................    158,929            140,482           110,738
    Argentine gas distribution and other...................     84,873             13,059            19,858
                                                            ----------         ----------        ----------
       Total cost of revenues..............................  3,655,728          2,984,263           889,730
                                                            ----------         ----------        ----------

Gross profit...............................................    608,092            605,202           484,950

OPERATING EXPENSES:
    Operation and maintenance:
       Energy marketing and trading........................     40,012             41,916            18,177
       Utility.............................................    214,635            214,786           203,284
       Argentine gas distribution and other................     49,562             25,991            21,697
    Depreciation and amortization..........................    115,736            103,556            94,393
    Non-recurring charges (Note 8).........................     (1,342)            26,330                 -
                                                            ----------         ----------        ----------
       Total operating expenses............................    418,603            412,579           337,551
                                                            ----------         ----------        ----------

Equity in earnings of joint ventures (Note 7)..............     21,014             18,818            28,158
                                                            ----------         ----------        ----------

OPERATING INCOME...........................................    210,503            211,441           175,557

Other income and (deductions) (Note 12)....................     15,476              3,808             5,389
Interest charges and preferred dividends...................     63,865             53,887            53,822
Minority interest..........................................      9,035                 -                  -
                                                            ----------         ----------        ----------

Income before income taxes.................................    153,079            161,362           127,124

Income taxes (Note 11).....................................     55,262             57,359            44,294
                                                            ----------         ----------        ----------

NET INCOME................................................. $   97,817         $  104,003        $   82,830
                                                            ==========         ==========        ==========

Average common shares outstanding..........................     66,471             66,294            66,105

Earnings per share of common stock - basic and diluted.....      $1.47              $1.57             $1.25
                                                                 =====              =====             =====

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                           Consolidated Balance Sheets
                                (Thousands of $)

                                                                                         December 31
                                                                                        1997           1996
                                                                                        ----           ----
ASSETS:
Current assets:
    Cash and temporary cash investments.........................................  $  104,366     $  114,669
    Marketable securities (Note 9)..............................................      22,300          5,815
    Accounts receivable - less reserve of $9,667 in 1997 and $6,601 in 1996.....     521,166        545,729
    Materials and supplies - primarily at average cost:
       Fuel (predominantly coal)................................................      17,651         14,576
       Gas stored underground...................................................      49,396         43,258
       Other....................................................................      31,866         32,426
    Price risk management assets (Note 5).......................................     120,341         86,844
    Prepayments and other.......................................................      10,599         14,255
                                                                                  ----------     ----------
       Total current assets.....................................................     877,685        857,572
                                                                                  ----------     ----------

Utility plant:
    At original cost (Note 1)...................................................   2,779,234      2,685,209
    Less:  reserve for depreciation.............................................   1,072,842        999,987
                                                                                  ----------     ----------
       Net utility plant........................................................   1,706,392      1,685,222
                                                                                  ----------     ----------

Other property and investments - less reserve:
    Investments in affiliates (Note 7)..........................................     168,276        126,099
    Non-utility property and plant, net (Notes 1 and 2).........................     421,486        171,338
    Price risk management assets (Note 5).......................................      44,240         36,623
    Other  .....................................................................      24,743         21,465
                                                                                  ----------     ----------
       Total other property and investments.....................................     658,745        355,525
                                                                                  ----------     ----------

Deferred debits and other assets:
    Regulatory assets (Note 4)..................................................      24,899         27,729
    Goodwill, net (Notes 1 and 2)...............................................      44,420         47,318
    Other  .....................................................................      54,250         38,526
                                                                                  ----------     ----------
       Total deferred debits and other assets...................................     123,569        113,573
                                                                                  ----------     ----------
           Total assets.........................................................  $3,366,391     $3,011,892
                                                                                  ==========     ==========

CAPITAL AND LIABILITIES:
Current liabilities:
    Long-term debt due within one year..........................................  $   20,000              -
    Notes payable (Note 15).....................................................     360,184        158,000
    Accounts payable............................................................     449,230        528,556
    Trimble County settlement (Note 17).........................................      13,248         17,511
    Price risk management liabilities (Note 5)..................................     131,107        108,402
    Other  .....................................................................      84,966         63,366
                                                                                  ----------     ----------
       Total current liabilities................................................   1,058,735        875,835
                                                                                  -----------    ----------

Long-term debt..................................................................     664,339        646,835

Deferred credits and other liabilities:
    Accumulated deferred income taxes (Notes 1 and 11)..........................     327,343        288,107
    Investment tax credit, in process of amortization...........................      75,800         80,040
    Accumulated provision for pensions and related benefits.....................      43,883         44,773
    Regulatory liability (Note 4)...............................................      65,502         77,287
    Price risk management liabilities (Note 5)..................................      23,803         27,482
    Other  .....................................................................      67,576         64,987
                                                                                  ----------     ----------
       Total deferred credits and other liabilities.............................     603,907        582,676
                                                                                  ----------     ----------

Minority interest...............................................................     105,985              -
-
Cumulative preferred stock......................................................      98,353         95,328
Commitments and contingencies (Note 16)
Common equity...................................................................     835,072        811,218
                                                                                  ----------     ----------

    Total capital and liabilities...............................................  $3,366,391     $3,011,892
                                                                                  ==========     ==========

The accompanying notes are an integral part of these financial statements.


                       LG&E Energy Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                (Thousands of $)

                                                                                   Years Ended December 31
                                                                               1997          1996          1995
                                                                               ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income........................................................  $    97,817    $  104,003     $  82,830
    Items not requiring cash currently:
       Depreciation and amortization..................................      115,736       103,556        94,393
       Deferred income taxes - net....................................        7,464        49,894        13,113
       Investment tax credit - net....................................       (4,240)       (3,997)       (4,742)
       Change in net price risk management assets.....................      (22,088)      (13,913)            -
       Undistributed earnings of joint ventures.......................       (2,968)       (2,581)       16,269
       Non-recurring charges..........................................            -        26,330             -
       Other..........................................................       16,845         8,267         5,351
    Change in certain net current assets:
       Accounts receivable............................................       50,946      (231,576)     (161,649)
       Materials and supplies.........................................       (8,163)        6,650        (8,756)
       Trimble County settlement......................................       (4,263)      (12,289)       29,800
       Accounts payable...............................................      (91,377)      241,099       139,991
       Accrued taxes..................................................        2,022        (9,812)       (5,935)
       Accrued interest...............................................       (2,303)       (1,034)       (2,056)
       Prepayments and other..........................................        5,486         4,310       (22,421)
    Other.............................................................      (21,406)      (38,526)       (7,106)
                                                                        -----------     ---------     ---------
       Net cash flows from operating activities.......................      139,508       230,381       169,082
                                                                        -----------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities...........................................      (21,526)      (20,625)     (204,391)
    Proceeds from sales of securities.................................        5,030        44,609       319,731
    Construction expenditures.........................................     (137,721)     (115,450)     (104,527)
    Investment in subsidiaries net of cash and
       temporary cash investments acquired (Note 2)...................     (124,593)            -      (146,104)
    Investments in affiliates (Note 7)................................         (986)         (180)      (34,045)
                                                                        -----------    ----------     ---------
       Net cash flows from investing activities.......................     (279,796)      (91,646)     (169,336)
                                                                        -----------    ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of bonds.................................................       69,776        49,745        39,914
    Retirement of bonds...............................................      (71,693)      (67,013)      (43,579)
    Short-term borrowings.............................................    1,226,405       214,500       245,315
    Repayment of short-term borrowings................................   (1,024,221)     (229,500)     (119,632)
    Issuance of preferred stock.......................................        3,025             -             -
    Redemption of preferred stock.....................................            -             -       (22,108)
    Issuance of common stock..........................................        3,781         2,293         2,711
    Payment of common dividends.......................................      (77,088)      (74,235)      (71,630)
                                                                        -----------    ----------     ---------
       Net cash flows from financing activities.......................      129,985      (104,210)       30,991
                                                                        -----------    ----------     ---------

Change in cash and temporary cash investments.........................      (10,303)       34,525        30,737

Beginning cash and temporary cash investments.........................      114,669        80,144        49,407
                                                                        -----------    ----------     ---------

Ending cash and temporary cash investments............................  $   104,366    $  114,669     $  80,144
                                                                        ============   ==========     =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Income taxes...................................................  $    41,264       $  22,005   $  37,771
       Interest on borrowed money.....................................       56,398          49,316      48,916

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Capitalization
                                (Thousands of $)

                                                                                                   December 31
                                                                                               1997            1996
                                                                                               ----            ----
COMMON EQUITY:
    Common stock, without par value -
       Authorized 300,000,000 shares, outstanding 66,527,636
       shares in 1997 and 66,341,444 shares in 1996 (Note 13).......................     $  470,136      $  466,329
    Common stock expense............................................................         (1,285)         (1,259)
    Unrealized gain on marketable securities, net of income
       taxes of $89 in 1997 and $122 in 1996 (Note 9)...............................            217             154
    Retained earnings...............................................................        366,004         345,994
                                                                                         ----------      ----------
       Total common equity..........................................................        835,072         811,218
                                                                                         ----------      ----------

PREFERRED STOCK (Note 13):
    $10 nominal value, 302,364 shares authorized and outstanding, variable rate,
       redeemable by Inversora de Gas del Centro....................................          3,025               -

    Cumulative and redeemable on 30 days notice by Louisville Gas and Electric
       Company, except $5.875 series:

                                                           Shares           Current
                                                         Outstanding   Redemption Price

    $25 par value, 1,720,000 shares authorized -
       5% series ....................................      860,287          $ 28.00          21,507          21,507
    Without par value, 6,750,000 shares authorized -
       Auction rate..................................      500,000           100.00          50,000          50,000
       $5.875 series.................................      250,000      Not redeemable       25,000          25,000
    Preferred stock expense.........................................................         (1,179)         (1,179)
                                                                                         ----------      ----------
       Total preferred stock........................................................         98,353          95,328
                                                                                         ----------      ----------

LONG-TERM DEBT (Note 14):
    First mortgage bonds -
       Series due June 1, 1998, 6 3/4%..............................................              -          20,000
       Series due July 1, 2002, 7 1/2%..............................................         20,000          20,000
       Series due August 15, 2003, 6%...............................................         42,600          42,600
       Pollution control series:
           N due February 1, 2019, 7 3/4%...........................................              -          35,000
           O due February 1, 2019, 7 3/4%...........................................              -          35,000
           P due June 15, 2015, 7.45%...............................................         25,000          25,000
           Q due November 1, 2020, 7 5/8%...........................................         83,335          83,335
           R due November 1, 2020, 6.55%............................................         41,665          41,665
           S due September 1, 2017, variable........................................         31,000          31,000
           T due September 1, 2017, variable........................................         60,000          60,000
           U due August 15, 2013, variable..........................................         35,200          35,200
           V due August 15, 2019, 5 5/8%............................................        102,000         102,000
           W due October 15, 2020, 5.45%............................................         26,000          26,000
           X due April 15, 2023, 5.90%..............................................         40,000          40,000
                                                                                         ----------      ----------
              Total first mortgage bonds............................................        506,800         596,800
    Pollution control bonds (unsecured) -
       Jefferson County Series due September 1, 2026, variable......................         22,500          22,500
       Trimble County Series due September 1, 2026, variable........................         27,500          27,500
       Jefferson County Series due November 1, 2027, variable.......................         35,000               -
       Trimble County Series due November 1, 2027, variable.........................         35,000               -
                                                                                         ----------      ----------
           Total unsecured pollution control bonds..................................        120,000          50,000
    Argentine negotiable obligations, due August 2001, 10 1/2%......................         37,539               -
                                                                                         ----------      ----------
       Total long-term bonds........................................................        664,339         646,800
    Unamortized premium on bonds....................................................              -              35
                                                                                         ----------      ----------
       Total long-term debt.........................................................        664,339         646,835
                                                                                         ----------      ----------
           Total capitalization.....................................................     $1,597,764      $1,553,381
                                                                                         ==========      ==========

The accompanying notes are an integral part of these financial statements.

                       LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Retained Earnings
                                (Thousands of $)

                                                                                          Years Ended December 31
                                                                                 1997               1996             1995
                                                                                 ----               ----             ----
Balance January 1.....................................................         $345,994           $316,930         $307,072
Add net income........................................................           97,817            104,003           82,830
Deduct:    Cash dividends declared on common stock
           ($1.17 per share in 1997, $1.13 per share in 1996,
           and $1.0925 per share in 1995).............................           77,807             74,939           72,253
           Preferred stock redemption expense.........................                -                  -              719
                                                                               --------           --------         --------
Balance December 31...................................................         $366,004           $345,994         $316,930
                                                                               ========           ========         ========

The accompanying notes are an integral part of these financial statements.


                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of LG&E Energy Corp., Louisville Gas and Electric Company (LG&E), and LG&E Capital Corp. (Capital Corp.) and their respective wholly-owned subsidiaries, collectively referred to herein as the "Company." On September 5, 1997, LG&E Energy Corp. merged two of its direct subsidiaries, LG&E Energy Systems Inc. (Energy Systems) and LG&E Gas Systems Inc. (Gas Systems), and renamed the surviving company LG&E Capital Corp.

LG&E Energy Corp.'s regulated operations are conducted by LG&E and non-regulated operations are conducted by Capital Corp. which has various subsidiaries referred to in these financial statements including LG&E Energy Marketing Inc. (LEM), LG&E Power Inc. (LPI), and LG&E International Inc.
(LII).

All significant intercompany items and transactions have been eliminated from the consolidated financial statements. Certain reclassification entries have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation with no impact on previously reported net income. The Company is exempt from regulation as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

CASH AND TEMPORARY CASH INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments are carried at cost, which approximates fair value.

GAS STORED UNDERGROUND. The costs of natural gas inventories are included in gas stored underground in the balance sheets as of December 31, 1997, and 1996. Utility and non-utility gas inventories were $41 million and $8 million, respectively, at December 31, 1997, and $36 million and $7 million, respectively, at December 31, 1996. LG&E accounts for gas inventories using the average-cost method. Changes in value of the non-utility gas inventories are included in the Company's mark-to-market calculation. See Note 5, Price Risk Management and Financial Instruments.

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

DEPRECIATION AND AMORTIZATION. Utility depreciation is provided on the straight-line method over the estimated service lives of depreciable plant. The amounts provided for LG&E in 1997 were 3.4% and for 1996 and 1995 were 3.3%. Depreciation of non-utility plant and equipment is based on the straight-line method over periods ranging from 3 to 33 years for domestic operations. Intangible assets and goodwill have been allocated to the subsidiaries' lines of business and are being amortized over periods ranging from seven to 40 years.

FINANCIAL INSTRUMENTS. The Company uses financial instruments associated with its energy trading and price risk management activities. See Revenue Recognition for a discussion of the methods used to account for the financial instruments.

The Company also uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt, and it uses exchange-traded U.S. Treasury note and bond futures to hedge its exposure to fluctuations in the value of its investments in the preferred stocks of other companies. Gains and losses on interest-rate swaps used to hedge interest rate risk are reflected in interest charges monthly. Gains and losses on U.S. Treasury note and bond futures used to hedge investments in preferred stocks are initially deferred and classified as unrealized losses on marketable securities in common equity and then charged or credited to other income and deductions when the securities are sold. See
Note 5, Price Risk Management and Financial Instruments.

DEBT EXPENSE. Utility debt expense is amortized over the lives of the related bond issues, consistent with regulatory practices.

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

REVENUE RECOGNITION. Effective January 1, 1996, the Company adopted the mark-to-market method of accounting for its energy marketing and trading activities. Under mark-to-market accounting, all electric power and natural gas contracts which qualify for such accounting treatment, including both physical transactions and financial instruments, are recorded at market value, net of future servicing costs and reserves, and are recognized as price risk management assets and liabilities in the accompanying balance sheet. See Note 5, Price Risk Management and Financial Instruments. To qualify for mark-to-market accounting treatment, energy marketing and trading contracts generally must include, among other factors, a firm term, volume and price and allow for settlement in cash or with another financial instrument. Changes in the value of these price risk management assets and liabilities resulting from the execution of new contracts and changes in market factors are recognized as energy marketing and trading revenues in the period of the change.

Revenues and cost of revenues associated with energy marketing and trading activities that do not qualify for mark-to-market accounting treatment are recognized using the accrual method of accounting at the time of delivery of the underlying commodity. Prior to January 1, 1996, all of the Company's energy marketing and trading activities were accounted for under the accrual method. The effect of this change in accounting was immaterial to prior periods at the time of adoption.

In addition, the Company may enter into transactions to hedge the impact of market fluctuations in its energy-related assets, liabilities and other contractual commitments. Changes in the market value of these hedge transactions are based on the accounting treatment afforded the hedged items whereby gains and losses are deferred until the gains or losses on the hedged items are recognized.

Utility revenues are recorded based on service rendered to customers through month-end. LG&E accrues an estimate for unbilled revenues from each meter reading date to the end of the accounting period. Under an agreement approved by the Public Service Commission of Kentucky, LG&E has implemented a demand side management program and a "decoupling mechanism," which allows LG&E to recover a predetermined level of revenue on electric and gas residential sales. See Management's Discussion and Analysis, Rates and Regulation, for further discussion. The Company recognized revenues from non-utility construction activities using the percentage of completion method of accounting.

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

The Company adopted the provisions of Statement of Position 96-1, Environmental Remediation Liabilities, effective January 1, 1997. This statement provides authoritative guidance for recognition, measurement, and disclosure of environmental remediation liabilities in financial statements. Due to the Company's previous recognition of this type of liability, adoption did not have a material impact on the Company's financial position or results of operation. See Note 16, Commitments and Contingencies, for a further discussion of the Company's environmental commitments and contingencies.

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), and No. 129, Disclosure of Information about Capital Structure (SFAS No.
129), effective for periods ending after December 15, 1997. SFAS No. 128 requires that potential additional common stock (e.g., options, warrants, convertible securities) be included in the calculation of a "dilutive EPS," in addition to the "basic EPS" which historically has been included in the consolidated statements of income. The Company`s EPS as reported is the same under both calculations. SFAS No. 129 broadens the disclosure requirements related to an entity's capital structure to include non-public entities, but requires no change in reporting by the Company.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) and No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), effective for periods beginning after December 15, 1997. Under SFAS No. 130, the Company will present supplemental information in the Financial Statements and Notes to Financial Statements that measures changes in equity that are not required to be measured as a component of net income. This standard will have no impact on the calculation of net income or earnings per share. The Company anticipates that its pending merger with KU Energy Corporation, the Big Rivers Electric Corporation agreement, and other organizational changes will be considered in determining segment disclosures under SFAS No. 131.

NOTE 2 - MERGERS AND ACQUISITIONS

KU ENERGY CORPORATION. On May 20, 1997, the Company and KU Energy Corporation, a Kentucky corporation (KU), entered into an Agreement and Plan of Merger (the Merger Agreement) providing for a merger of LG&E Energy and KU. Pursuant to the Merger Agreement, KU will be merged with and into LG&E Energy, with LG&E Energy as the surviving corporation. The merger, which was unanimously approved by the Boards of Directors of LG&E Energy and KU, is expected to close shortly after all of the conditions to consummation of the merger, including the receipt of all applicable regulatory approvals, are met or waived.

As a result of the merger, the Company, which is the parent of LG&E, will become the parent company of KU's principal operating subsidiary, Kentucky Utilities Company (Kentucky Utilities). The operating utility subsidiaries (LG&E and Kentucky Utilities) will maintain their separate corporate identities and will continue to serve customers in Kentucky and Virginia under their present names. LG&E Energy and KU expect more than $760 million in gross non-fuel savings over a ten-year period following the merger. Costs to achieve these synergies are estimated to be $77 million. In regulatory filings associated with approval of the merger, LG&E and Kentucky Utilities committed not to seek increases in base rates and proposed reductions in their retail customers' bills in amounts based on one-half of the net savings over a five-year period. The preferred stock and debt securities of the operating utility subsidiaries will not be affected by the merger. Present non-utility operations of KU will be unaffected. The non-utility subsidiaries of KU will become subsidiaries of LG&E Energy.

Under the terms of the Merger Agreement, each outstanding share of the common stock, without par value, of KU (KU Common Stock) (other than shares with respect to which dissenters' rights are perfected under applicable state law), together with the associated KU stock purchase rights, will be converted into the right to receive 1.67 shares of common stock of the Company (LG&E Energy Common Stock), together with the associated LG&E Energy stock purchase rights. The shares of LG&E Energy Common Stock outstanding prior to the merger will remain unchanged. As of December 31, 1997, there were 66,527,636 shares of LG&E Energy common stock outstanding, and 37,817,878 shares of KU common stock outstanding. Based on such capitalization, upon consummation of the merger, 51.3% of the outstanding LG&E Energy common stock will be owned by the shareholders of LG&E Energy prior to the merger and 48.7% will be owned by former KU shareholders.

On September 12, 1997, the Public Service Commission of Kentucky (Kentucky Commission or Commission) approved the merger application substantially as filed. In the application filed with the Commission, the utilities proposed that 50% of the net non-fuel cost savings estimated to be achieved from the merger, less 50% of the costs to achieve such savings (but not in excess of the currently estimated costs to achieve), be applied to reduce customer rates, and the remaining 50% be retained by the companies. The Commission approved and allocated the customer savings 53% to Kentucky Utilities and 47% to LG&E. The order provides for a surcredit on customers' bills for 50% of the projected net non-fuel savings in each of the five years following consummation of the merger. The credit, which will be about 2% of customer bills in the five-year period, will amount to approximately $55 million in net non-fuel savings to LG&E customers. Any fuel cost savings will be passed to Kentucky customers through the companies' fuel adjustment clauses. One-half of the costs to achieve the savings will be charged to expenses as incurred once the merger is consummated, and the remaining portion (not to exceed one-half of $77 million for Kentucky Utilities and LG&E combined) will be deferred as a regulatory asset and amortized as an offset to customer savings equally over five years. It will be up to Kentucky Utilities and LG&E to actually realize the estimated level of net non-fuel savings.

On October 9, 1997, LG&E Energy and KU filed for approval of the merger with the Federal Energy Regulatory Commission. On October 14, 1997, in separate meetings, stockholders from each of the companies met and the holders of over 75% of the outstanding shares of common stock of LG&E Energy and KU approved the merger. On January 20, 1998, the Virginia State Corporation Commission approved the merger substantially as filed.

The merger remains subject to approval of the Federal Energy Regulatory Commission under the Federal Power Act, the approval of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, and the filing of requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of all applicable waiting periods thereunder. Management plans to account for the merger as a pooling of interests and expects the transaction to qualify as a tax-free reorganization under the Internal Revenue Code. In addition, the merger is subject to the approval for listing of shares of LG&E Energy Common Stock to be issued in the merger on the New York Stock Exchange. It is anticipated that LG&E Energy, as parent of LG&E and Kentucky Utilities, will continue to be an exempt holding company under the Public Utility Holding Company Act of 1935.

ARGENTINE GAS DISTRIBUTION COMPANIES. On February 13, 1997, the Company acquired interests in two Argentine natural gas distribution companies for $140 million, plus transaction-related costs and expenses. The Company acquired a controlling interest in Distribuidora de Gas del Centro (Centro), and a combined 14.4% interest in Distribuidora de Gas Cuyana (Cuyana). The Company accounted for both acquisitions using the purchase method. The Company allocated substantially all of the excess of the purchase price over the underlying equity of Centro and Cuyana to property and equipment. The Company recognized no goodwill on the acquisition.

The fair values of the net assets acquired follow (in thousands of $):


         Assets                                               $330,215
         Liabilities                                            86,455
         Minority interests                                    103,916
                                                              --------
         Cash paid, excluding transaction costs                139,844
         Cash and cash equivalents acquired                     16,453
                                                              --------
         Net cash paid, excluding transaction costs            123,391
         Transaction costs                                       1,202
                                                              --------
         Net cash paid                                        $124,593
                                                              ========

Centro's revenues, cost of revenues, and operating expenses since the date of acquisition are classified as components of Argentine gas distribution and other in the 1997 Statements of Income. The earnings of Cuyana are included in Equity in Earnings of Joint Ventures. The Company included Centro's property and equipment in Non-utility property and plant, net, in its balance sheet in 1997 and it included its investment in Cuyana in Investments in affiliates.

Liabilities assumed in the purchase included negotiable obligations issued by Centro with a face amount of $38 million. The obligations mature in August 2001 and pay interest at 10.5% of face value. The Company classified the negotiable obligations as long-term debt in its balance sheet in 1997.

GAS MARKETING. In 1995, the Company acquired all of the outstanding common stock of Hadson Corporation, a company engaged in natural gas marketing, gathering and processing, for $143 million, plus transaction-related costs and expenses. The Company accounted for the acquisition as a purchase, and the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. Approximately $37 million of goodwill has been recorded.

A summary of the fair values of the net assets acquired follows (in thousands of $):


         Assets                                               $277,059
         Liabilities                                           133,948
                                                              --------
         Cash paid, excluding transaction costs                143,111
         Cash and cash equivalents acquired                      4,924
                                                              --------
         Net cash paid, excluding transaction costs            138,187
         Transaction costs                                       7,917
                                                              --------
         Net cash paid                                        $146,104
                                                              ========

The revenues, cost of revenues, and operating expenses since the date of acquisition are classified as Energy marketing and trading in the Statements of Income. The operations did not have a material impact on consolidated gross profit or operating income in 1995.

The property and equipment is included in the balance sheet under Non-utility property and plant.

NOTE 3 - BIG RIVERS ELECTRIC CORPORATION LEASE

On June 9, 1997, certain subsidiaries of the Company entered into a Participation Agreement with Big Rivers Electric Corporation (Big Rivers), setting forth the detailed parameters of the proposed 25-year lease by Company affiliates of the generation assets of Big Rivers as part of the confirmation of Big Rivers' Plan of Reorganization by the U.S. Bankruptcy Court. Consummation of this transaction is subject to a number of conditions, including receipt of federal and state regulatory approvals. The Company made initial filings seeking regulatory approvals from the Kentucky Public Service Commission on June 30, 1997.

At hearings before the Kentucky Commission in November 1997, the Commission expressed concerns regarding unforeseen future environmental, regulatory and legislative costs. The Commission staff and the Office of the Attorney General, among other interested parties, expressed their belief that, should those costs materialize, they should be shared equitably among all rate classes involved. On February 3, 1998, the Company, Big Rivers, and certain other parties filed with the Commission a Term Sheet describing an agreement for resolving this issue. The Commission has scheduled a hearing on March 18, 1998 for consideration of the agreement. In addition, all parties are working toward finalizing the documents necessary to complete the transaction.

An order from the Kentucky Commission is expected during the second quarter of 1998. Approval of various elements of the transaction is also required from FERC.

NOTE 4 - UTILITY RATES AND REGULATORY MATTERS

Accounting for the regulated utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by the Federal Energy Regulatory Commission (FERC) and the

Kentucky Commission. LG&E is subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Under SFAS No. 71, certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be reflected as income are deferred as regulatory liabilities based on expected flowback to customers in future rates. LG&E's current or expected recovery of deferred costs and expected flowback of deferred credits is generally based on specific ratemaking decisions or precedent for each item. The following regulatory assets and liabilities were included in the consolidated balance sheets as of December 31 (in thousands of $):


                                                              1997              1996
                                                              ----              ----
         Unamortized loss on bonds                          $ 18,698          $ 17,162
         Merger costs                                          2,938                 -
         Manufactured gas sites                                3,263             3,244
         Unamortized extraordinary retirements                     -             4,087
         Other                                                     -             3,236
                                                            --------          --------
         Total regulatory assets                              24,899            27,729
         Deferred income taxes - net                         (65,502)          (77,287)
                                                            --------          --------
         Regulatory assets and liabilities - net            $(40,603)         $(49,558)
                                                            ========          ========

During 1997, LG&E wrote off certain previously deferred assets that amounted to approximately $4.2 million. Items written off include expenses associated with LG&E's hydro-electric plant, a management audit fee, and the accelerated write-off of losses on early retirement of facilities.

ENVIRONMENTAL COST RECOVERY. In April 1995, in response to an application filed by LG&E, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, an additional $2.4 million in 1996, and an additional $.4 million in 1997.

An appeal of the Commission's April 1995 order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. LG&E is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. In a similar proceeding involving appeals from the Commission's order authorizing an environmental cost recovery surcharge for Kentucky Utilities Company by the same intervenors, the Kentucky Court of Appeals, in a decision issued on December 5, 1997, upheld the constitutionality of the surcharge statute. The intervenors have petitioned the Kentucky Supreme Court to review the decision of the Kentucky Court of Appeals. Any refunds that may be ordered as a result of these proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations. See Rates and Regulation under Management's Discussion and Analysis for a further discussion.

PERFORMANCE-BASED RATEMAKING. On September 30, 1997, the Commission issued an order approving LG&E's request to implement an experimental performance-based ratemaking mechanism. This mechanism, which only applies to gas procurement activities and gas off-system sales, was approved for a three-year test period effective October 1, 1997. During the experimental period, rate adjustments related to this mechanism will be determined for each 12-month period beginning November 1 and ending October 31. This mechanism is not expected to have a material effect on LG&E's financial position or results of operations.

FUTURE RATE REGULATION. In its September 12, 1997 order approving the merger of LG&E Energy Corp. and KU Energy Corporation, the Commission ordered LG&E to file by the later of the consummation of the merger or September 14, 1998, detailed plans to address the future rate regulation of the Company. The Commission directed LG&E to indicate in its filing whether it desired to remain under traditional rate of return regulation or commence non-traditional regulation. LG&E was further ordered to explain the reasons for its election, and in the case of traditional regulation, include an analysis and proposals relative to its earnings at that time. If non-traditional regulation is elected, LG&E must explain the reasons for its choice and how its plan will achieve the Commission's goals of providing incentives to utilities and a sharing of the resulting benefits with customers. The Commission stated that it will fully investigate the filing and determine whether changes should be made to the existing regulation of the Company. LG&E cannot presently predict the outcome of this matter.

KENTUCKY PSC ADMINISTRATIVE CASE FOR AFFILIATE TRANSACTIONS. The Kentucky Commission has opened Administrative Case No. 369 to lay ground work for Commission policy addressing cost allocations, affiliate transactions, and codes of conduct governing the relationship between utilities and their non-regulated operations and affiliates. The Commission stated in its December 19, 1997, order it intends to address two major areas in the proceedings: the tools and conditions needed to prevent cost shifting and cross-subsidization between regulated and non-regulated operations; and whether a code of conduct should be established to assure that non-regulated segments of the holding company are not engaged in practices which result in unfair competition caused by cost shifting from the non-regulated affiliate to the utility. Management does not expect the ultimate resolution of this matter to have a material adverse effect on the Company's financial position or results of operations.

NOTE 5 - PRICE RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

TRADING ACTIVITIES. The Company engages in price risk management activities related to commodities associated with the energy industry, predominantly electricity and natural gas. In addition to the purchase and sale of these physical commodities, the Company enters into futures contracts, swap agreements where settlement is based on the difference between a fixed and index-based price for the underlying commodity, exchange-traded options, over-the-counter options which are settled in cash or the physical delivery of the underlying commodity, exchange-for-physical transactions in which payment for delivery of the underlying commodity is in the form of futures contracts, tolling and other contractual arrangements.

The Company may buy or sell instruments such as these to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into such contracts to take advantage of selected arbitrage opportunities via open positions.

MARKET RISK. The Company will at times create a net open position which could result in losses for the Company if prices do not move in the manner or direction anticipated by the Company. The Company has established trading policies and limits designed to limit the Company's exposure to price risk and revalues exposures daily against the stipulated limits. The Company also continually reviews these policies to ensure they are responsive to changing business conditions.

The Company utilizes various methodologies which simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from price movements. The use of these methodologies requires a number of key assumptions including selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information. As of December 31, 1997, the Company estimates that a $1 change in electricity prices and a 10-cent change in natural gas prices across all geographic areas and time periods could have changed the value of the Company's net price risk management assets by approximately $4.5 million. In addition to price risk, the value of the Company's entire energy portfolio is subject to operational and event risks including, among others, regulatory changes, increases in load demand, and forced outages at units providing supply for the Company.

NOTIONAL AMOUNTS AND TERMS. As of December 31, 1997, the Company was under contract to pay a fixed price based on 239.1 million MWh's of electricity and
1.07 billion MMBTU's of natural gas with a volumetric weighted average period of 2.94 and 0.33 years, respectively. The Company was also under contract to receive a fixed price based on 246.4 million MWh's of electricity and 1.025 billion MMBTU's of natural gas with a volumetric weighted average period of 2.93 and
0.33 years, respectively. Notional amounts reflect the nominal volume of transactions included in the Company's net price risk management assets but do not reflect actual amounts of cash, financial instruments, or quantities of the underlying commodity which may ultimately be exchanged between the parties.

FAIR VALUES. The fair values of the Company's price risk management assets and liabilities as of December 31, 1997 and 1996 and the average fair values during the year by commodity are set forth below (in thousands of $):


                                                              Fair Value                    Average Fair Value
                                                              ----------                    ------------------
                                                        Assets     Liabilities           Assets       Liabilities
                                                        ------     -----------           ------       -----------
         1997:
         ----
         By Commodity:
         -------------
         Electricity                                 $  69,704       $  56,308        $  81,765         $  31,093
         Natural gas                                    94,252          92,245           55,676            65,414
         Other                                             625           1,119              505               848
                                                     ---------       ---------        ---------         ---------

         Total                                         164,581         149,672        $ 137,946         $  97,355
                                                                                      =========         =========
         Reserves                                            -           5,238
                                                     ---------       ---------
         Net values                                  $ 164,581       $ 154,910
                                                     =========       =========

         1996:
         ----
         By Commodity:
         ------------
         Electricity                                 $  52,885       $  27,159        $  20,784         $  12,736
         Natural gas                                    70,582         101,484           69,156            65,356
         Other                                               -               -                -                 -
                                                     ---------       ---------        ---------         ---------
         Total                                         123,467         128,643        $  89,940         $  78,092
                                                                                      =========         =========
         Reserves                                            -           7,241
                                                     ---------       ---------
         Net values                                  $ 123,467       $ 135,884
                                                     =========       =========

The fair values above are based on quotes from exchanges and over-the-counter markets, price volatility factors, the use of established pricing models and the time value of money. They also reflect management estimates of counterparty credit risk, location differentials and the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

CREDIT RISK. The Company maintains policies intended to minimize credit risk and revalues credit exposures daily to monitor compliance with those policies. As of December 31, 1997, over 97% of the Company's price risk management assets were with counterparties rated BBB equivalent or better. As of December 31, 1997, seven counterparties represented 52% of the Company's price risk management assets.

OTHER CONTRACTS. In addition to the above price risk management assets and liabilities, the Company's energy marketing and trading business unit is a party to various arrangements which commit the Company to the sale or purchase of electricity or natural gas without a specified firm volume. The Company has also entered into certain forward transactions and financial instruments which include futures contracts, fixed swaps and basis swaps, to hedge the price risk exposure on these transactions. The transactions and related hedges extend through April 2008, with an estimated volumetric weighted average term of 3.23 years.

As of December 31, 1997, the notional amount of these hedges was 8.1 million MWh's of electricity and 10.3 million MMBTU's of natural gas. No gains or losses have been explicitly deferred with respect to these transactions. The estimated fair value of the financial instrument hedges was not material as of December 31,1997.

The Company's energy marketing and trading business unit is also a party to firm transportation contracts which require the Company to make specified minimum payments. At December 31, 1997, the estimated aggregate amount of such payments were $2.3 million, $1.1 million, $.9 million, $.7 million and $.6 million for 1998 through 2002, respectively, and $1.4 million for later years.

OTHER FINANCIAL INSTRUMENTS. At December 31, 1997, the Company held U.S. Treasury note and bond futures contracts with notional amounts totaling $4.7 million. These contracts are used to hedge price risk associated with certain marketable securities and mature in March 1998.

As of December 31, 1997, LG&E had in effect one interest rate swap agreement to hedge its exposure to tax exempt rates related to Pollution Control Bonds, Variable Rate Series. The swap has a notional amount of $15 million and it matures in September 1999. The Company paid a fixed rate on the swap of 4.74% in 1997, 1996, and 1995 and received a variable rate based on the JJ Kenny Index of 3.66% in 1997, 3.46% in 1996, and 3.87% in 1995. In addition, LG&E had entered into three other tax exempt interest rate swaps that became effective in February 1998. The notional amount of each of these is $17 million, and they mature in February 2001, 2003, and 2005. The swap agreements call for LG&E to pay fixed rates averaging 4.184%, and to receive a variable rate based on the PSA Municipal Bond Index.

Capital Corp. had two interest rate swaps at year end 1997 which hedge a portion of its notes payable. One swap with a notional amount of $25 million matured on January 30, 1998. The other has a notional amount of $50 million and matures in June 2002. Both of these require the Company to pay a fixed rate which averaged 6.28% at December 31, 1997. The Company receives variable rates based on the three-month London Interbank offered rate which equaled 5.885% at year end.

Capital Corp. also entered into a forward starting interest-rate swap to hedge a portion of its initial issuance of medium term notes (see Note 14, Long-Term Debt). The notional amount of the swap was $100 million, its effective date was February 3, 1998, and its maturity date was February 2008. The swap required Capital Corp. to pay a fixed rate of 6.5813%, and Capital Corp. was to receive the six-month London Interbank offered rate. The swap was terminated in conjunction with the pricing and sale of the medium term notes on February 3, 1998.

The cost and estimated fair values of the Company's non-trading financial instruments (excluding the fair values of the Company's price risk management assets and liabilities) used for non-trading as of December 31, 1997 and 1996 follow (in thousands of $):

                                                                 1997                          1996
                                                                 ----                          ----
                                                                          Fair                               Fair
                                                          Cost           Value             Cost             Value
                                                          ----           -----             ----             -----
         Marketable securities                      $   21,994      $   22,300        $   5,539         $   5,815
         Long-term investments:
           Not practicable to estimate
              fair value                                 3,983           3,983            4,156             4,156
         Preferred stock subject
           to mandatory redemption                      25,000          26,250           25,000            24,938
         Long-term debt                                664,339         687,030          646,800           662,721
         U.S. Treasury note and
           bond futures                                      -             (81)               -                10
         Interest rate swaps                                 -          (4,328)               -              (192)

All of the above valuations reflect prices quoted by exchanges except for the swaps and the long-term investments. The fair values of the swaps reflect price quotes from dealers or amounts calculated using accepted pricing models. The fair values of the long-term investments reflect cost, since the Company cannot reasonably estimate fair value.

NOTE 6 - CONCENTRATIONS OF CREDIT AND OTHER RISK

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

LG&E's customer receivables and gas and electric revenues arise from deliveries of natural gas to approximately 284,000 customers and electricity to approximately 356,000 customers in Louisville and adjacent areas in Kentucky. For the year ended December 31, 1997, 73% of total utility revenue was derived from electric operations and 27% from gas operations.

The Argentine natural gas distribution companies serve 675,000 customers in six provinces in Argentina. The financial position and results of operations of the domestic joint ventures described in Note 7, Investments in Joint Ventures, and Note 16, Commitments and Contingencies, are dependent upon the continuation of long-term power sales contracts with neighboring utilities.

LG&E's operation and maintenance employees are members of the International Brotherhood of Electrical Workers (IBEW) Local 2100 which represents approximately 60% of LG&E's workforce. LG&E's collective bargaining agreement with IBEW employees expires in November 1998.

NOTE 7 - INVESTMENTS IN JOINT VENTURES

The Company's investments in joint ventures reflect interests in domestic and foreign electric power and steam producing plants and one of the Argentine gas distribution companies. These investments are accounted for using the equity method.

The fuel type, ownership percentages and carrying amounts of the joint ventures as of December 31, 1997 are summarized below (in thousands of $):


                                                                                                               Carrying
                                                                         Fuel Type            % Owned           Amount
                                                                         ---------            -------          --------
         LG&E Westmoreland - Southampton                                      Coal                 50         $  16,841
         LG&E Westmoreland - Altavista                                        Coal                 50            12,734
         LG&E Westmoreland - Hopewell                                         Coal                 50            11,493
         LG&E Westmoreland - Rensselaer (1)                            Natural Gas                 25(1)          4,742(1)
         Westmoreland - LG&E Partners                                         Coal                 50            28,462
         Windpower Partners 1993                                              Wind                 50            22,198
         Windpower Partners 1994                                              Wind                 25             4,251
         Central Termica San Miguel de Tucuman, S.A.                   Natural Gas                 33            16,536
         KW Tarifa, S.A.                                                      Wind                 46             5,642
         Distribuidora de Gas Cuyana                                             -                 14            45,377
                                                                                                              ---------
         Total                                                                                                $ 168,276
                                                                                                              =========

         (1) As more fully discussed below, this amount reflects the sale of one-half of the Company's interest in the project.

The Company's carrying amount exceeded the underlying equity in joint ventures by $30.4 million and $25.3 million at December 31, 1997, and 1996, respectively. This difference, which is being amortized, represents adjustments to reflect the fair value of the underlying net assets acquired and related goodwill.

With respect to the first seven projects listed above, certain of the Company's partners (or affiliates of such partners) are in bankruptcy proceedings. See Note 16, Commitments and Contingencies.

On February 11, 1998, the Company sold its one-third interest in the entity which owns and operates the San Miguel facility to Pluspetrol Resources Corporation and ASTRA Compania Argentina de Petroleo S.A. The purchase price paid to the Company was $16 million. The Company's net investment in the San Miguel project as of December 31, 1997, was approximately $18.8 million (including interest and development costs incurred during construction).

In December 1997, the Company agreed to sell one-half of its interest in the partnership that owns the Rensselaer facility, which resulted in a pre-tax gain of $4.8 million in 1997. The Company will retain a 25% ownership interest in the partnership. The purchase price for the partnership interest consists of an initial payment of $9 million to be paid at closing. A subsequent payment is contingent upon the consummation of certain transactions and related matters involving the partnership. Accordingly, no amounts for these contingent payments have been recorded in 1997. The effect of any subsequent contingent payment will be recorded in 1998.

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

NOTE 8 - NON-RECURRING CHARGES

During the second quarter of 1997, the Company consolidated the trading, risk management and administrative operations of its power marketing and gas marketing divisions into a single energy marketing unit, located in its Louisville headquarters. The Company recorded a charge of $6.3 million in 1997 to reflect the costs of the consolidation. This charge covered employee severance, facilities, and other related costs. The Company expects future savings resulting from the integration to more than offset these costs. This represented a step in the Company's plan to integrate its two former marketing companies and to capitalize on the convergence of the electric and gas marketing industries. The consolidated division will expand the variety of commodities it will offer to include coal, emission allowances and other energy-related products.

In the fourth quarter of 1996, the Company discovered that a marketer in its Calgary, Alberta, office had engaged in unauthorized transactions, resulting in significant losses in the Company's Canadian natural gas marketing business. The Company recorded an expense of $26.3 million ($17.1 million after income taxes) to reflect the losses. The activities of the marketer, which occurred primarily within the last weeks prior to discovery, included creating unsupported purchase and sales agreements. Management believes it has taken appropriate steps necessary to mitigate the likelihood of these events recurring. The Company is pursuing criminal and civil actions associated with this event. See Note 16, Commitments and Contingencies. In the second quarter of 1997, the Company received an insurance settlement of $7.6 million (net of expenses) related to the losses. The Company included the settlement amount as a credit in non-recurring charges in 1997.

NOTE 9 - MARKETABLE SECURITIES

The Company's marketable securities have been determined to be "available-for-sale" under the provisions of Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Proceeds from sales of available-for-sale securities in 1997 were approximately $5 million, which resulted in immaterial realized gains and losses. Proceeds from sales of available-for-sale securities in 1996 were approximately $44.6 million, which resulted in realized gains of approximately $.5 million and losses of approximately $1.4 million, calculated using the specific identification method.

Approximate cost, fair value, and other required information pertaining to the Company's available-for-sale securities by major security type as of December 31, 1997 and 1996, follow (in thousands of $):


                                                                           Fixed
         1997:                                            Equity           Income             Total
         ----                                             ------           ------             -----

         Cost                                             $6,379          $15,615           $21,994
         Unrealized gains                                    445               18               463
         Unrealized losses                                   (90)             (67)             (157)
                                                          ------          -------           -------
         Fair values                                      $6,734          $15,566           $22,300
                                                          ======          =======           =======

         Fair values:
           No maturity                                    $6,734          $   114           $ 6,848
           Contractual maturities:
              Less than one year                               -            8,795             8,795
              One to five years                                -            5,442             5,442
              Five to ten years                                -                -                 -
              Over ten years                                   -            1,215             1,215
              Not due at a single maturity date                -                -                 -
                                                          ------          -------           -------
         Total fair values                                $6,734          $15,566           $22,300
                                                          ======          =======           =======

         1996:
         ----
         Cost                                             $4,833          $   706           $ 5,539
         Unrealized gains                                  2,109                -             2,109
         Unrealized losses                                (1,789)             (44)           (1,833)
                                                          ------          -------           -------
         Fair values                                      $5,153          $   662           $ 5,815
                                                          ======          =======           =======

         Fair values:
           No maturity                                    $4,255          $     -           $ 4,255
           Contractual maturities:
              Less than one year                             898                -               898
              One to five years                                -                -                 -
              Five to ten years                                -                -                 -
              Over ten years                                   -              662               662
              Not due at a single maturity date                -                -                 -
                                                          ------          -------           -------
         Total fair values                                $5,153          $   662           $ 5,815
                                                          ======          =======           =======

NOTE 10 - PENSION PLANS AND RETIREMENT BENEFITS

PENSION PLANS. The Company has two non-contributory, defined-benefit pension plans that cover eligible employees of LG&E Energy Corp. corporate staff and LG&E. Retirement benefits are based on the employee's age at retirement, years of service, and compensation. The Company's policy is to fund annual actuarial costs, up to the maximum amount deductible for income tax purposes, as determined under the frozen entry age actuarial cost method. The assets of the plans consist primarily of common stocks, corporate bonds, investments in international mutual funds and United States government securities.

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

Pension costs were $4 million for 1997, $5.4 million for 1996, and $5.8 million for 1995, of which approxi-mately $491,000, $751,000, and $761,000, respectively, was charged to construction.

The components of periodic pension expense are shown below (in thousands of $):


                                                                          1997             1996              1995
                                                                          ----             ----              ----
         Service cost-benefits earned during the period              $   5,947        $   5,566         $   4,805
         Interest cost on projected benefit obligation                  18,247           17,276            14,761
         Actual return on plan assets                                  (46,578)         (32,250)          (46,107)
         Amortization of transition asset                               (1,079)          (1,079)           (1,079)
         Net amortization and deferral                                  27,445           15,890            33,388
                                                                     ---------        ---------         ---------
           Net pension cost                                          $   3,982        $   5,403         $   5,768
                                                                     =========        =========         =========

The funded status of the pension plans at December 31 is shown below (in thousands of $):

                                                                                           1997              1996
                                                                                           ----              ----
         Actuarial present value of accumulated plan benefits:
              Vested                                                                   $215,100          $182,490
              Non-vested                                                                 27,326            21,770
                                                                                       --------          --------
              Accumulated benefit obligation                                            242,426           204,260
              Effect of projected future compensation                                    42,060            33,417
                                                                                       --------          --------
              Projected benefit obligation                                              284,486           237,677
              Plan assets at fair value                                                 283,862           240,733
                                                                                       --------          --------
              Plan assets (less than) in excess of
                 projected benefit obligation                                              (624)            3,056
              Unrecognized net transition asset                                          (9,009)          (10,088)
              Unrecognized prior service cost                                            44,429            45,064
              Unrecognized net gain                                                     (60,620)          (65,009)
                                                                                       --------          --------

         Accrued pension liability                                                     $(25,824)         $(26,977)
                                                                                       ========          ========

The assumptions used in determining the actuarial valuations are as follows:

                                                                                           1997              1996
                                                                                           ----              ----
         Assumed discount rate to determine
           projected benefit obligation                                                   7.00%             7.75%
         Assumed long-term rate of return
           on plan assets                                                                 8.50%             8.50%
         Assumed annual rate of increase in
           future compensation levels                                             2.00% - 4.00%     2.00% - 4.25%


POST-RETIREMENT BENEFITS. The Company provides certain health care and life insurance benefits for eligible retired employees. Post-retirement health care benefits are subject to a maximum amount payable by the Company. The Company accrues for the expected cost of post-retirement benefits other than pensions during the employee's years of service with the Company. The discounted present value of the post-retirement benefit obligation is being amortized over 20 years.

Post-retirement benefit costs are shown below (in thousands of $):

                                                                          1997             1996              1995
                                                                          ----             ----              ----
         Service cost                                                   $  780           $  803            $  614
         Interest cost                                                   2,965            2,994             2,717
         Actual return on assets                                           (80)               -                 -
         Amortization of transition obligation                           1,341            1,341             1,341
         Net amortization and deferral                                     260              332                 -
                                                                        ------           ------            ------

         Post-retirement benefit cost                                   $5,266           $5,470            $4,672
                                                                        ======           ======            ======

The accumulated post-retirement benefit obligation at December 31 is shown below (in thousands of $):


                                                                                           1997              1996
                                                                                           ----              ----
         Retirees                                                                      $(21,795)         $(18,568)
         Fully eligible active employees                                                 (3,792)           (4,837)
         Other active employees                                                         (18,168)          (16,819)
                                                                                       --------          --------
         Accumulated post-retirement benefit obligation                                 (43,755)          (40,224)
         Plan assets at fair value                                                        4,429             2,297
         Unrecognized prior service cost                                                  3,456             3,788
         Unrecognized transition obligation                                              20,111            21,452
         Unrecognized net loss                                                            2,968               500
                                                                                       --------          --------
         Accrued post-retirement benefit liability                                     $(12,791)         $(12,187)
                                                                                       ========          ========

The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 7% for 1997 and 7.75% for 1996. Assumed compensation increases for projected life insurance benefits for affected groups was 4% for 1997 and 4.25% for 1996. An assumed health care cost trend rate of 9% was assumed for 1997, gradually decreasing to 4.25% in nine years and thereafter.

A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by approximately $1.7 million and the annual service and interest cost by approximately $200,000. In 1996, the Company began funding certain liabilities for post-retirement benefits through a tax-deductible funding vehicle. The plan assets are being held in two voluntary employee benefit association (VEBA) trusts and are invested primarily in short-term United States government securities.

THRIFT SAVINGS PLANS. The Company has Thrift Savings Plans under Section 401(k) of the Internal Revenue Code. Under these plans, eligible employees may defer and contribute to the plans a portion of current compensation in order to provide future retirement benefits. The Company makes contributions to the plans by matching a portion of employee's contributions. These costs were approximately $3.3 million for 1997, $2.9 million for 1996, and $3.1 million for 1995.

NOTE 11 - INCOME TAXES

Components of income tax expense are shown in the table below (in thousands of $):

                                                                    1997             1996              1995
                                                                    ----             ----              ----
   Included in Income Taxes:
     Current         - federal                                   $39,579          $18,193           $32,526
                     - foreign                                     9,055                -                 -
                     - state                                       3,404           (6,731)            3,397
     Deferred        - federal - net                               4,707           34,246             8,943
                     - state - net                                 2,757           15,648             4,170
   Deferred investment tax credit                                    102              409                 -
   Amortization of investment tax credit                          (4,342)          (4,406)           (4,742)
                                                                 -------          -------           -------

   Total                                                         $55,262          $57,359           $44,294
                                                                 =======          =======           =======

Net deferred tax liabilities resulting from book-tax temporary differences are shown below (in thousands of $):


                                                                    1997             1996
                                                                    ----             ----
   Deferred tax liabilities:
     Depreciation and other
        plant-related items                                     $419,513         $403,934
     Other liabilities                                            42,956           29,568
                                                               ---------         --------
                                                                 462,469          433,502
                                                               ---------         --------

   Deferred tax assets:
     Investment tax credit                                        30,595           32,306
     Income taxes due to customers                                26,357           31,195
     Net operating loss carryforward                              23,482           22,857
     Deferred income                                              11,878           13,430
     Accrued expenses not currently
        deductible and other                                      42,814           45,607
                                                                --------         --------
                                                                 135,126          145,395
                                                                --------         --------

   Net deferred income tax liability                            $327,343         $288,107
                                                                ========         ========

Net operating loss carryforwards related to the acquisition of Hadson Corporation total $122 million at December 31, 1997. These carryforwards, which expire in 1998 through 2009, are subject to an annual limitation of approximately $6 million under Sections 382 and 383 of the Internal Revenue Code, and realization is dependent upon generating sufficient taxable income prior to their expiration. At both December 31, 1997 and 1996, the Company recorded valuation allowances of $25.6 million, related to these deferred tax assets. Unamortized goodwill will be reduced if unrecorded net operating loss carryforwards are realized.

A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective income tax rate follows:

                                                                    1997             1996              1995
                                                                    ----             ----              ----
   Statutory federal income tax rate                                35.0%            35.0%             35.0%
   State income taxes net of federal benefit                         2.9              6.2               5.0
   Effect of foreign operations including foreign tax credit         2.3                -                 -
   Investment and other tax credits                                 (3.8)            (3.9)             (4.7)
   Reduction of taxes provided in prior years                        (.2)            (3.0)             (1.3)
   Other differences - net                                          (1.1)              .3               (.8)
                                                                    ----            -----             -----

   Effective income tax rate                                        35.1%            34.6%             33.2%
                                                                    ====             ====              ====

NOTE 12 - OTHER INCOME AND DEDUCTIONS

Other income and deductions consisted of the following at December 31 (in thousands of $):


                                                                    1997             1996              1995
                                                                    ----             ----              ----
   Gains (losses) on securities - net                           $     68          $  (953)          $(3,465)
   Interest and dividend income                                    7,652            5,965            10,195
   Gain on sale of investment in Rensselaer joint venture          4,800                -                 -
   Gain on sale of stock options                                   1,794                -                 -
   Interest on income tax settlement                               1,446                -                 -
   Gains (losses) on fixed asset disposals - net                      77              (36)            1,089
   Donations                                                        (423)            (361)             (356)
   Other                                                              62             (807)           (2,074)
                                                                --------         --------           -------

   Total other income and (deductions)                          $ 15,476          $ 3,808           $ 5,389
                                                                ========          =======           =======

NOTE 13 - CAPITAL STOCK

Changes in shares of common stock outstanding are shown in the table below (in thousands):


                                                                    1997             1996              1995
                                                                    ----             ----              ----
   Outstanding January 1                                          66,341           66,195            66,032
   Issues under the Employee
     Common Stock Purchase
     Plan (1997, $1,613;
     1996, $1,457; 1995, $1,354)                                      78               77                80
   Issues under the Omnibus
     Long-Term Incentive Plan
     (1997, $2,195; 1996, $1,167;
     1995, $1,371)                                                   109               69                83
                                                                --------        ---------         ---------
   Outstanding December 31                                        66,528           66,341            66,195
                                                                  ======           ======            ======

The Company's shareholders approved an increase in the Company's authorized shares of common stock from 125,000,000 to 300,000,000 on October 14, 1997 in conjunction with the proposed merger with KU Energy Corporation. This increase will occur at the time of consummation of such merger.

The Company has an Omnibus Long-Term Incentive Plan, under which nonqualified stock options, performance units and stock appreciation rights have been granted to key personnel. A total of 2,699,250 shares of common stock have been reserved for issuance under the plan. Performance units are paid out on a three-year rolling basis in 50% stock and 50% cash based on Company performance. Directors of the Company receive stock options pursuant to the Stock Option Plan for Non-Employee Directors. A total of 500,000 shares of common stock have been reserved for issuance under this plan. Each option entitles the holder to acquire one share of the Company's stock no earlier than one year from the date granted. The options are granted at market value and generally expire 10 years from the date granted. Although shares are reserved as described above, the Company announced a repurchase program on October 14, 1997, authorizing the repurchase of up to 1,000,000 shares of its common stock to be used for, among other things, benefit and compensation plans, including the Omnibus Long-Term Incentive Plan.

A summary of the status of the Company's nonqualified stock options follows:


                                                                     Outstanding                Exercisable
                                                                       Weighted                   Weighted
                                                                       Average                    Average
                                                         Options         Price      Options         Price
                                                         -------      ---------     -------      ----------
   As of December 31, 1994                               484,528        $17.34      256,582        $15.78
     Options granted and
        exercisable                                      150,690         19.70      137,946         19.27
     Options exercised                                   (60,522)        15.48      (60,522)        15.48
     Options cancelled                                   (61,146)        19.07       (1,620)        19.30
                                                     -----------       -------    ---------       -------

   As of December 31, 1995                               513,550         18.04      332,386         17.26
     Options granted and
        exercisable                                      415,348         21.24      158,914         19.57
     Options exercised                                   (48,226)        17.26      (48,226)        17.26
     Options cancelled                                   (16,328)        21.01            -             -
                                                     -----------       --------------------    ----------

   As of December 31, 1996                               864,344         19.57      443,074         18.09
     Options granted and
        exercisable                                      394,945         24.15      352,966         21.22
     Options exercised                                   (87,568)        18.97      (87,568)        18.97
     Options cancelled                                   (77,100)        23.04            -             -
                                                     -----------       --------------------    ----------

   As of December 31, 1997                             1,094,621        $21.01      708,472        $19.54
                                                      ==========        ======     ========        ======

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

In December 1997, Inversora de Gas del Centro (Inversora), a subsidiary of the Company that holds part of the Company's interest in Centro, issued 302,364 shares of preferred stock to unaffiliated parties. The stock has a nominal value of $10 per share, and a variable dividend consisting of 5% of Inversora's annual net income. Inversora can redeem the shares at the nominal value upon shareholder approval.

NOTE 14 - LONG-TERM DEBT

Annual requirements for the sinking funds of LG&E's First Mortgage Bonds (other than the First Mortgage Bonds issued in connection with certain Pollution Control Bonds) are the amounts necessary to redeem 1% of the highest principal amount of each series of bonds at any time outstanding. Property additions (166 2/3% of principal amounts of bonds otherwise required to be so redeemed) have been applied in lieu of cash. It is the intent of LG&E to apply property additions to meet 1998 sinking fund requirements of the First Mortgage Bonds.

The trust indenture securing the First Mortgage Bonds constitutes a direct first mortgage lien upon a substantial portion of all property owned by LG&E. The indenture, as supplemented, provides in substance that, under certain specified conditions, portions of retained earnings will not be available for the payment of dividends on common stock. No portion of retained earnings is presently restricted by this provision.

Pollution Control Bonds (LG&E Projects) issued by Jefferson and Trimble Counties, Kentucky, are secured by the assignment of loan payments by LG&E to the Counties pursuant to loan agreements, and certain series are further secured by the delivery from time to time of an equal amount of LG&E's First Mortgage Bonds, Pollution Control Series. First Mortgage Bonds so delivered are summarized in the Statements of Capitalization. No principal or interest on these First Mortgage Bonds is payable unless default on the loan agreements occurs. The interest rate reflected in the Statements of Capitalization applies to the Pollution Control Bonds.

In November 1997, LG&E issued $35 million of Jefferson County, Kentucky and $35 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due November 1, 2027. Interest rates for these bonds were 3.90% and 3.85%, respectively, at December 31, 1997. The proceeds from these bonds were used to redeem the outstanding 7.75% Series of Jefferson County, Kentucky and Trimble County, Kentucky, Pollution Control Bonds due February 1, 2019.

In October 1996, LG&E issued $22.5 million of Jefferson County, Kentucky, and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. Interest rates for these bonds were 3.79% and 3.82%, respectively, as of December 31, 1997. In December 1996, the proceeds from the bonds were used to redeem the outstanding 7.25% Series of Jefferson County and Trimble County Pollution Control Bonds due December 1, 2016.

On June 1, 1996, LG&E's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired by the Company.

LG&E's First Mortgage Bonds, 6.75% Series of $20 million is scheduled to mature in June 1998, and the $20 million, 7.5% Series is scheduled for maturity in 2002. There are no scheduled maturities of Pollution Control Bonds for the five years subsequent to December 31, 1997. The Company has no cash sinking fund requirements.

Capital Corp. has established a $500 million medium-term note program. On February 6,1998, Capital Corp. issued $150 million of medium-term notes due in January 2008. The securities were issued pursuant to an unregistered Rule 144A offering. The stated interest rate on the notes was 6.46%. After taking into account the effects of an interest-rate swap entered into in 1997 to hedge the interest rate on $100 million (See Note 5, Price Risk Management and Financial Instruments) and other issuance costs, the effective rate will be 6.82%. The proceeds were used to repay outstanding notes payable.

Centro maintains a $100 million global note program. As of December 31, 1997, Centro had outstanding $37.5 million in negotiable obligations, net of issuance costs as part of this program. The maturity date of the debt is August 21, 2001. The fixed annual interest rate is 10.5% payable every six months.

NOTE 15 - NOTES PAYABLE

On September 5, 1997, Energy Systems and Gas Systems merged to form Capital Corp. At the same time, Capital Corp. implemented a $600 million commercial paper facility backed by new lines of credit totaling $700 million. The Company terminated the previous lines of credit which totaled $460 million.

Capital Corp. had outstanding commercial paper of $360.2 million at December 31, 1997, at a weighted average interest rate of 5.79%. The net proceeds were used to repay a portion of the outstanding commercial paper. On February 6, 1998, Capital Corp. issued $150 million of medium-term notes (See Note 14, Long-Term Debt). The outstanding commercial paper following the repayment totaled $199.3 million. LG&E Energy Corp., LG&E, and Capital Corp. had no other notes payable at December 31, 1997. Energy Systems and Gas Systems had notes payable of $158 million at December 31, 1996, at a weighted average interest rate of 5.83%.

At December 31, 1997, the Company had lines of credit in place totaling $900 million ($200 million for LG&E, and $700 million for Capital Corp.) for which it pays commitment or facility fees. The LG&E credit facility provides for short term borrowing and support of variable rate Pollution Control Bonds. The Capital Corp. facility provides for short term borrowing, letter of credit issuance, and support of commercial paper borrowings. Unused capacity under these lines totaled $481.7 million after considering the commercial paper support and approximately $58.1 million in letters of credit securing on- and off-balance sheet commitments. The credit lines will expire at various times from 1998 through 2002. Management expects to renegotiate the lines when they expire.

The lenders under the credit facilities, commercial paper program, and medium term notes for Capital Corp. are entitled to the benefits of Support Agreements with LG&E Energy Corp. The Support Agreements state, in substance, that LG&E Energy Corp. will provide Capital Corp. with the necessary funds and financial support to meet their obligations under the credit facilities, commercial paper program, and medium term notes.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM. The Company had commitments, primarily in connection with the construction program of LG&E, aggregating approximately $7 million at December 31, 1997. LG&E's construction expenditures for the years 1998 and 1999 are estimated to total approximately $260 million. Non-utility construction expenditures for the same two-year period are estimated to be $55 million.

LETTERS OF CREDIT. Capital Corp. has provided letters of credit issued to third parties to secure certain off-balance sheet obligations (including contingent obligations) of its subsidiaries. The letters of credit securing such obligations totaled approximately $38.3 million and $25.2 million at December 31, 1997 and 1996, respectively. These letters of credit are subject to Support Agreements as more fully described in Note 15, Notes Payable.

Capital Corp. has provided a guarantee of a lease obligation to a third party. The obligation totaled $10.2 million and $12.8 million at December 31, 1997 and 1996, respectively.

PROJECT CONTINGENCIES

SOUTHAMPTON. The Southampton plant, a 63-megawatt, coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company (Virginia Power) as a qualifying facility (QF) under the Public Utility Regulatory Policies Act (PURPA). The plant began commercial operation in 1992. In July 1994, FERC denied the request of LG&E-Westmoreland Southampton (the Partnership) for a waiver of certain QF requirements. The Partnership subsequently filed a request seeking a reversal of FERC's order, or, in the alternative, a clarification of FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under PUHCA, utility laws in Virginia and various portions of the Federal Power Act.

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

WESTMORELAND BANKRUPTCY. On December 23, 1996, Westmoreland Coal Company and its four first-tier subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. One of these subsidiaries, Westmoreland Energy, Inc. is the direct parent of the various entities that are partners in partnerships with LG&E Energy subsidiaries (including the Partnership and WLP, as defined herein) which own six independent generating facilities. None of those partnerships and no partner of those partnerships is under bankruptcy court protection. It is unclear at this time what effect these filings will have on the value of the partnerships. Although there is no current default occasioned by the filings, defaults could occur under project loan agreements if not remedied within the specified time period. If a default occurred which was not cured within the allowed time, the lenders would have the right, among other things, to accelerate the outstanding loans. These loans, which are non-recourse to the Company above the partnership level, totaled $596.7 million at December 31, 1997.

ROANOKE VALLEY I. The Company owns a 50% interest in Westmoreland-LG&E Partners (WLP), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company. Under the Power Purchase Agreement (PPA) between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through December 1997,

Virginia Power withheld approximately $14.2 million of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power.

In October 1994, WLP filed a complaint against Virginia Power in the Circuit Court of the City of Richmond, Virginia seeking damages of at least $5.7 million, contending that Virginia Power breached the PPA in withholding such payments. In June 1995, the court denied Virginia Power's motion to dismiss WLP's complaint. In March 1996, Virginia Power filed a motion for summary judgment which was subsequently granted by the court as to all counts. WLP filed a petition for appeal with the Virginia Supreme Court in July 1996, and in June 1997, the Virginia Supreme Court reversed the adverse lower court ruling and remanded the case for a trial. A new trial date has not been set, but is anticipated in late 1998.

In the Company's opinion, WLP is entitled to recover the capacity payments withheld by Virginia Power and should prevail in this matter ensuring receipt of future capacity payments during forced outages billable to Virginia Power during the remaining 21 years of the PPA. However, the Company is unable to predict the outcome of this proceeding, or the amount of capacity payments, if any, which Virginia Power may be ordered to pay to WLP. However, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

RENSSELAER. In July 1997, LG&E Westmoreland - Rensselaer (LWR), in which the Company has a 25% interest through an indirect subsidiary, executed a master restructuring agreement with Niagara Mohawk Power Corporation (NIMO) and 15 other independent power companies (IPPs). LWR is the owner of the Rensselaer cogeneration facility. Under this agreement, LWR has an obligation to negotiate towards a restructuring of the Power Purchase Agreement between NIMO and LWR. Substantial further negotiations with NIMO, suppliers and lenders to the Rensselaer project are required to implement any restructuring. The Company is under no obligation to amend or terminate the Rensselaer project power purchase agreement if all conditions precedent cannot ultimately be met. Upon completion of a restructuring and satisfaction of conditions precedent, including all IPPs receiving necessary approvals and NIMO successfully arranging financing, LWR would receive consideration from NIMO. Due to the early stage of the project restructuring at this time and the existence of numerous conditions thereto, the Company is not able to predict the outcome of this event. Based upon the terms of the agreement and the current status of the restructuring, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition. In December 1997, the Company sold one-half of its interest in LWR. See Note 7, Investments in Joint Ventures.

KENETECH BANKRUPTCY. In May 1996, Kenetech Windpower, Inc. (Kenetech) filed in the United States Bankruptcy Court in the Northern District of California for protection under Chapter 11 of the United States Bankruptcy Code seeking, among other things, to restructure certain contractual commitments between Kenetech and its subsidiaries, on one hand, and various windpower projects located in the U.S. and abroad, on the other hand. Included in these projects are the Windpower Partners 1993 (WPP 93), Windpower Partners 1994 (WPP 94) and KW Tarifa, S.A. (Tarifa) wind projects in which the Company has invested, collectively, approximately $31 million. As part of the bankruptcy proceeding, Kenetech is also seeking to void certain warranty commitments made to the owners of those projects with respect to the operation and output of the facilities, and the repair and replacement of the windpower generation equipment located there. LPI has been named to the creditors' committee in the Kenetech bankruptcy on behalf of the three projects, and has been working with representatives of Kenetech and other secured and unsecured creditors to ensure that the project owners' interests are equitably treated in the bankruptcy. On January 31, 1997, the projects filed their respective breach of contract and other claims against Kenetech in the bankruptcy proceeding.

In September 1996, LG&E Power Services Inc., an affiliate of the Company, assumed operating control over the WPP 93 and WPP 94 facilities, pursuant to Facility Operating Agreements with the owners of those facilities. Those agreements replaced the interim operations and maintenance agreements between the owners and Kenetech that were implemented at the time of the Kenetech bankruptcy filing. The owners of the Tarifa windpower project assumed operating control over that facility shortly after the bankruptcy filing, and are considering the merits of retaining a third-party contractor to operate and maintain these facilities. In November 1996, KW Tarifa, S.A., certain of its shareholders and an affiliate of the Company, LG&E Power Finance Inc. (LPF), completed separate Settlement Transactions with affiliates of Kenetech, whereby the equity interests of Kenetech's affiliate in KW Tarifa S.A. were purchased by the other shareholders, and certain subordinated indebtedness of KW Tarifa S.A. to another Kenetech affiliate was purchased by LPF and subsequently retired by KW Tarifa S.A.

The Company is unable to predict the outcome of the bankruptcy proceeding or the settlement negotiations. However, the Company does not expect the ultimate resolution of the bankruptcy to have a material adverse effect on its results of operations or financial condition.

WINDPOWER PARTNERS 1994. WPP 94, in which the Company has a 25% interest through indirect subsidiaries, did not make a semiannual payment, due September 2, 1997, to John Hancock Mutual Life Insurance Company (Hancock) under certain Notes issued by WPP 94 to Hancock. The Company has offered WPP 94 financial support with respect to the appropriate proportion of its debt obligations, but certain of the three other investor groups are unable to offer funds to WPP 94 in support of the partnership. The aggregate indirect investment of the Company in WPP 94 is $4.3 million as of December 31, 1997. WPP 94 and Hancock are presently engaged in discussions concerning a possible restructuring of WPP 94's debt obligations and Hancock has informed WPP 94 that it may declare WPP 94 in default of the trust indenture relating to the Notes. WPP 94 operates wind power generation facilities in Texas. Because of the continuing nature of the negotiations, the Company is not able to predict the outcome of this event. The Company does not expect the ultimate resolution of this matter to have a material effect on its results of operations or financial condition.

CALGARY

On November 22, 1996, LG&E Natural Canada Inc., a subsidiary of LEM, initiated action in the Court of the Queens Bench of Alberta, Calgary against a former employee. That action and an additional action, filed on the same date in the General Division of the Ontario Court, also named a natural gas sales and marketing company and the director, president and secretary of that company (Marketing Company Defendants). The action against such Marketing Company Defendants was settled on June 6, 1997. An amended statement of claim was filed in the Calgary action on December 23, 1996, naming additional parties. These lawsuits were filed as a result of LEM's discovery in the fourth quarter of 1996 that the former employee had engaged in unauthorized transactions. Counterclaims have been filed seeking damages of approximately $40 million for, among other things, defamation and breach of contract. In the second quarter of 1997, the Company received an insurance settlement of $7.6 million (net of expenses) related to the losses. See Note 8, Non-Recurring Charges. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

OPERATING LEASES

The Company leases office space, office equipment, and vehicles. The Company accounts for these leases as operating leases. Total lease expense for 1997, 1996, and 1995, was $5 million, $4.1 million, and $5.5 million, respectively. The future minimum annual lease payments under lease agreements for years subsequent to December 31, 1997, are as follows (in thousands of $):

   1998                                              $ 6,561
   1999                                                5,476
   2000                                                5,567
   2001                                                5,320
   2002                                                4,519
   Thereafter                                         10,262
                                                    --------
   Total                                             $37,705
                                                     =======

Future minimum annual lease payments have been reduced by rental payments to be received from noncancelable subleases of approximately $1.8 million per year from 1998 through 2000, and $1.3 million in 2001.

ENVIRONMENTAL

With the passage of the Clean Air Act Amendments of 1990 (the Act), LG&E already complied with the stringent sulfur dioxide emission limits required by the year 2000 as it had previously installed scrubbers on all of its coal-fired generating units. Since then, as part of its ongoing construction program, LG&E has spent $31 million for measures to meet applicable nitrogen oxide limits. While the overall financial impact of the Act on LG&E has been minimal, LG&E is closely monitoring several significant regulatory developments which may potentially impact the Company including efforts by local officials to address the "ozone nonattainment" status of Jefferson County, Kentucky and implementation of new ozone and particulate matter standards adopted by the United States Environmental Protection Agency (USEPA) in June 1997. Finally, LG&E is monitoring regulations proposed by USEPA in October 1997, that could require numerous utilities including LG&E to reduce nitrogen oxide emissions by approximately 85% from 1990 levels. LG&E has already reduced its nitrogen oxide emissions by approximately 40% and the Company's independent power projects generally operate at even lower emissions levels. However, if finally adopted, the proposed regulations may require LG&E and the independent power projects to incur significant capital expenditures, currently estimated as potentially in excess of $100 million in the case of LG&E, and significantly increased operation and maintenance costs. LG&E currently anticipates that a significant portion of any such capital costs could be recoverable through rates, although there can be no guarantee of such recovery.

LG&E is currently addressing other emissions issues at two of its power plants. First, LG&E is conducting modeling activities in response to a notification from the Air Pollution Control District of Jefferson County
(APCD) indicating that the Cane Run plant may be the source of a potential exceedance of the air quality standards for sulfur dioxide. Depending on the outcome of the modeling, LG&E may be required to undertake corrective action that could include significant capital improvements. Secondly, LG&E is working with the APCD to review the effectiveness of remedial measures aimed at controlling particulate emissions from the Mill Creek plant which allegedly damaged metal surfaces on adjacent properties. LG&E had previously established a claims resolution process which resulted in property damage settlements with adjacent residents at an aggregate cost of approximately $15 million. In related litigation, in October, 1997, the Jefferson Circuit Court dismissed all but one of the claims pursued by persons who had not previously settled with LG&E. In management's opinion, resolution of any remaining claims should not have a material adverse impact on the financial position or results of operations of LG&E.

LG&E is also addressing potential liabilities for cleanup of properties where hazardous substances may have been released. LG&E has identified contamination at certain manufactured gas plant (MGP) sites currently or formerly owned by the Company. One of the sites was conveyed to a new owner which assumed responsibility for environmental liabilities and LG&E is negotiating with potentially responsible parties and state agencies with respect to two other sites. Until conclusion of such discussions, LG&E is unable to precisely determine its remaining liability for cleanup costs at MGP sites. However, based on site studies, management currently estimates total cleanup costs within the range of $3 million to $8 million and has recorded an accrual of approximately $3 million in the accompanying financial statements.

LG&E, along with other companies, has also been identified by USEPA as a potentially responsible party allegedly liable for cleanup costs under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) for certain off-site disposal facilities. LG&E has entered a final settlement for $7,500 for one site and has entered tentative settlements for an aggregate of $150,000 for the remaining sites. Tentative settlements are subject to approval by the government and entry by the court.

LPI and its subsidiaries are also subject to extensive federal, state, and local environmental laws and regulations governing the operation of various facilities in which they participate as an owner or managing operator. To the extent that there have been any developments pursuant to environmental laws and regulations, such developments have not been material, except as otherwise disclosed herein.

NOTE 17 - TRIMBLE COUNTY GENERATING PLANT

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

In December 1995, the Commission approved a unanimous settlement agreement that was filed by LG&E and other parties. Under the agreement, which resolved all outstanding issues, LG&E agreed to refund approximately $22 million to current electric customers, most of which is being refunded by credits to customers' bills over the five years 1996 through 2000. In addition, LG&E agreed to pay $900,000 per year for five years beginning in 1996 to the Metro Human Needs Alliance, Inc., a not-for-profit Louisville-based corporation, for the sole purpose of funding low-income energy assistance programs in the service territory. LG&E also agreed to revise the residential decoupling methodology approved by the Commission in 1994 in a manner that reduced revenues collected from residential customers by approximately $1.8 million. Finally, the parties agreed to dismiss all appeals currently pending in state courts regarding the Commission's orders in LG&E's last general rate case.

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

The following data represent shares of the jointly owned property:

                                                           Trimble County
                                      LG&E             IMPA             IMEA            Total
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

The non-utility businesses are subsidiaries of LG&E Capital Corp. and include LG&E Power Inc. (LPI), LG&E International Inc. (LII) and LG&E Energy Marketing Inc. (LEM). LPI and its subsidiaries develop, design, own, operate, and maintain power generation facilities that sell energy to local industries and utilities throughout the United States. LPI also owns and operates certain natural gas collection and processing facilities in the United States. LII develops and owns international power-generation assets located in Spain and Argentina and acquired interests in two natural gas distribution companies located in Argentina in February 1997. LEM primarily engages in retail and wholesale marketing of natural gas and electric power, respectively, throughout the United States and Canada. LEM makes up the energy marketing and trading segment of the business. Other primarily relates to non-utility power generation activities and corporate interest and operating expenses.


      (Thousands of $)                                 1997             1996              1995
                                                       ----             ----              ----
   Operating information:
     Revenues:
        Electric                                 $  615,159       $  607,160        $  542,786(a)
        Gas                                         231,011          214,419           181,126
                                                -----------       ----------        ----------
           Total utility                            846,170          821,579           723,912
        Energy marketing and trading              3,266,811        2,748,873           630,249
        Argentine gas distribution                  127,182                -                 -
        Other                                        23,657           19,013            20,519
                                                 ----------       ----------        ----------
           Total                                 $4,263,820       $3,589,465        $1,374,680
                                                 ==========       ==========        ==========

     Operating income:
        Electric                                 $  197,860       $  192,593        $  152,648
        Gas                                          15,034           18,393            16,651
                                                -----------       ----------        ----------
           Total utility                            212,894          210,986           169,299
        Energy marketing and trading                (30,577)           3,259              (959)
        Argentine gas distribution                   30,173                -
        Other                                        (1,987)          (2,804)            7,217
                                                 ----------       ----------        ----------
           Total                                 $  210,503       $  211,441        $  175,557
                                                 ==========       ==========        ==========


     Other information:
       Depreciation and amortization:
          Electric                               $   79,958       $   76,929        $   74,437
          Gas                                        13,062           12,073            11,322
                                                -----------       ----------        ----------
             Total utility                           93,020           89,002            85,759
          Energy marketing and trading               13,484           12,969             6,961
          Argentine gas distribution                  7,569                -                 -
          Other                                       1,663            1,585             1,673
                                                 ----------       ----------        ----------
             Total                               $  115,736       $  103,556        $   94,393
                                                 ==========       ==========        ==========

       Construction expenditures:
          Electric                               $   81,713       $   79,541        $   66,661
          Gas                                        29,180           28,338            26,762
                                                 ----------       ----------        ----------
             Total utility (b)                      110,893          107,879            93,423
          Energy marketing and trading               21,596            6,081             9,020
          Argentine gas distribution                  4,369                -                 -
          Other                                         863            1,490             2,084
                                                 ----------       ----------        ----------
             Total                               $  137,721       $  115,450        $  104,527
                                                 ==========       ==========        ==========

       Identifiable assets - December 31:
          Electric                               $1,517,512       $1,505,508        $1,501,568
          Gas                                       317,337          300,550           268,840
          Other                                     219,776          186,346           208,517
                                                 ----------       ----------        ----------
             Total utility                        2,054,625        1,992,404         1,978,925
          Energy marketing and trading              778,538          828,030           470,440
          Argentine gas distribution                340,144                -                 -
          Other                                     193,084          191,458           179,555
                                                 ----------       ----------        ----------
             Total                               $3,366,391       $3,011,892        $2,628,920
                                                 ==========       ==========        ==========

     (a) Net of Refund - Trimble County Settlement of $28.3 million.
     (b) Excluding cost of removal and salvage.

NOTE 20 - SELECTED QUARTERLY DATA (UNAUDITED)

Selected financial data for the four quarters of 1997 and 1996 are shown below. Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year.


   (Thousands of $ except per share data)                               Quarters Ended
                                                      March           June        September       December
                                                      -----           ----        ---------       --------
   1997
   -----
   Revenues                                      $1,303,243       $747,566       $1,113,521      $1,099,490
   Operating income                                  44,903         51,265           67,185          47,150
   Net income                                        21,239         21,617           29,193          25,768
   Earnings per share of common stock (1)               .32            .33              .44             .38

   1996
   -----
   Revenues                                        $875,429       $760,913         $853,928      $1,099,195
   Operating income                                  59,060         48,692           70,307          33,382
   Net income                                        27,095         23,822           41,736          11,350
   Earnings per share of common stock (1)               .41            .36              .63             .17

   (1) The Company is required to disclose basic and dilutive earnings per share under the requirements of SFAS No. 128, Earnings Per Share. The Company has determined that basic and dilutive earnings per share for the quarters presented are the same.

                                LG&E Energy Corp.
                              REPORT OF MANAGEMENT

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

The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP all the Company's financial records and related data as well as the minutes of shareholders' and directors' meetings. Management has established and maintains a system of internal controls that provides reasonable assurance that transactions are completed in accordance with management's authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles. Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by the Company's internal auditors. Management reviews and modifies its system of internal controls in light of changes in conditions and operations, as well as in response to recommendations from the internal auditors. These recommendations for the year ended December 31, 1997, did not identify any material weaknesses in the design and operation of the Company's internal control structure.

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

                                LG&E Energy Corp.
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of LG&E Energy Corp.:

We have audited the consolidated balance sheets and statements of capitalization of LG&E Energy Corp. (a Kentucky corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LG&E Energy Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


Louisville, Kentucky                                        Arthur Andersen LLP
January 28, 1998 (Except with respect
to the matters discussed in the fifth paragraph of Note 7, the eighth paragraph of Note 14 and the second paragraph of Note 15, as to which the date is February 11, 1998.)

                       Louisville Gas and Electric Company
                              Statements of Income
                                (Thousands of $)

                                                                       Years Ended December 31
                                                                   1997           1996           1995
                                                                   ----           ----           ----
OPERATING REVENUES:
    Electric..........................................        $ 614,532      $ 606,696      $ 570,637
    Gas...............................................          231,011        214,419        181,126
    Refund - Trimble County settlement (Note 13)......                -              -        (28,300)
                                                              ---------      ---------      ---------
       Total operating revenues (Note 1)..............          845,543        821,115        723,463
                                                              ---------      ---------      ---------

OPERATING EXPENSES:
    Fuel for electric generation......................          149,463        149,697        138,002
    Power purchased...................................           17,229         16,626         16,830
    Gas supply expenses...............................          158,929        140,482        110,738
    Other operation expenses..........................          150,750        143,338        134,655
    Maintenance.......................................           47,586         54,790         52,101
    Depreciation and amortization.....................           93,020         89,002         85,759
    Federal and state income taxes (Note 8)...........           64,081         63,259         47,524
    Property and other taxes..........................           16,299         16,658         16,528
                                                              ---------      ---------      ---------
       Total operating expenses.......................          697,357        673,852        602,137
                                                              ---------      ---------      ---------

Net operating income..................................          148,186        147,263        121,326

Other income and (deductions) (Note 9)................            4,277            920          3,776
Interest charges......................................           39,190         40,242         41,918
                                                              ---------      ---------      ---------

Net income............................................          113,273        107,941         83,184

Preferred stock dividends.............................            4,585          4,568          6,311
                                                              ---------      ---------      ---------

Net income available for common stock.................        $ 108,688      $ 103,373      $  76,873
                                                              =========      =========      =========

                         Statements of Retained Earnings
                                (Thousands of $)

                                                                      Years Ended December 31
                                                                   1997           1996          1995
                                                                   ----           ----          ----
Balance January 1.....................................        $ 209,222      $ 181,049      $193,895
Add net income........................................          113,273        107,941        83,184
                                                              ---------      ---------      --------
                                                                322,495        288,990       277,079

Deduct:    Cash dividends declared on stock:
             5% cumulative preferred..................            1,075          1,075         1,075
             7.45% cumulative preferred...............                -              -         1,527
             Auction rate cumulative preferred........            2,041          2,024         2,240
             $5.875 cumulative preferred..............            1,469          1,469         1,469
             Common...................................           59,000         75,200        89,000
           Preferred stock redemption expense.........                -              -           719
                                                              ---------      ---------      --------
                                                                 63,585         79,768        96,030
                                                              ---------      ---------      --------

Balance December 31...................................        $ 258,910      $ 209,222      $181,049
                                                              =========      =========      ========

The accompanying notes are an integral part of these financial statements.

                       Louisville Gas and Electric Company
                                 Balance Sheets
                                (Thousands of $)

                                                                                            December 31
                                                                                       1997            1996
                                                                                       ----            ----
ASSETS:
Utility plant, at original cost:
    Electric..................................................................   $2,242,980      $2,192,557
    Gas    ...................................................................      337,619         320,791
    Common ...................................................................      137,496         130,678
                                                                                 ----------      ----------
                                                                                  2,718,095       2,644,026
    Less:  reserve for depreciation...........................................    1,072,842         999,987
                                                                                 ----------      ----------
                                                                                  1,645,253       1,644,039
    Construction work in progress.............................................       61,139          41,183
                                                                                 ----------      ----------
                                                                                  1,706,392       1,685,222
                                                                                 ----------      ----------

Other property and investments - less reserve.................................        1,365           1,028

Current assets:
    Cash and temporary cash investments.......................................       50,472          56,792
    Marketable securities (Note 6)............................................       19,311           3,595
    Accounts receivable - less reserve of $1,295 in 1997 and $1,470 in 1996...      124,872         115,144
    Materials and supplies - at average cost:
       Fuel (predominantly coal)..............................................       17,651          14,576
       Gas stored underground.................................................       41,487          35,510
       Other..................................................................       31,866          32,426
    Prepayments...............................................................        2,627           2,480
                                                                                 ----------      ----------
                                                                                    288,286         260,523
                                                                                 ----------      ----------

Deferred debits and other assets:
    Unamortized debt expense..................................................        6,074           6,933
    Regulatory assets (Note 3)................................................       24,899          27,729
    Other  ...................................................................       28,625          25,277
                                                                                 ----------      ----------
                                                                                     59,598          59,939
                                                                                 ----------      ----------
                                                                                 $2,055,641      $2,006,712
                                                                                 ==========      ==========


CAPITAL AND LIABILITIES:
Capitalization (see statements of capitalization):
    Common equity.............................................................   $  683,326      $  633,757
    Cumulative preferred stock................................................       95,328          95,328
    Long-term debt............................................................      626,800         646,835
                                                                                 ----------      ----------
                                                                                  1,405,454       1,375,920
                                                                                 ----------      ----------

Current liabilities:
    Long-term debt due within one year........................................       20,000               -
    Accounts payable..........................................................       98,894          97,478
    Trimble County settlement (Note 13).......................................       13,248          17,511
    Dividends declared........................................................       21,152          20,131
    Accrued taxes.............................................................       18,723          11,982
    Accrued interest..........................................................        8,016           9,994
    Other  ...................................................................       14,608          13,128
                                                                                 ----------      ----------
                                                                                    194,641         170,224
                                                                                 ----------      ----------

Deferred credits and other liabilities:
    Accumulated deferred income taxes (Notes 1 and 8).........................      249,851         241,681
    Investment tax credit, in process of amortization.........................       75,800          80,040
    Accumulated provision for pensions and related benefits...................       40,608          42,554
    Customers' advances for construction......................................       10,385          10,033
    Regulatory liability (Note 3).............................................       65,502          77,287
    Other  ...................................................................       13,400           8,973
                                                                                 ----------      ----------
                                                                                    455,546         460,568
                                                                                 ----------      ----------
Commitments and contingencies (Note 12)
                                                                                 $2,055,641      $2,006,712
                                                                                 ==========      ==========

The accompanying notes are an integral part of these financial statements.

                       Louisville Gas and Electric Company
                            Statements of Cash Flows
                                (Thousands of $)


                                                                                          Years Ended December 31
                                                                                   1997               1996             1995
                                                                                   ----               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income........................................................       $  113,273         $  107,941        $  83,184
    Items not requiring cash currently:
       Depreciation and amortization..................................           93,020             89,002           85,759
       Deferred income taxes - net....................................           (3,495)            26,055            7,049
       Investment tax credit - net....................................           (4,240)            (3,997)          (4,742)
       Other..........................................................            4,640              3,911            3,958
    Change in certain net current assets:
       Accounts receivable............................................           (9,728)            (9,555)         (19,531)
       Materials and supplies.........................................           (8,492)            (1,418)           1,428
       Trimble County settlement......................................           (4,263)           (10,789)          28,300
       Accounts payable...............................................            1,416              3,772           22,936
       Accrued taxes..................................................            6,741              4,168             (433)
       Accrued interest...............................................           (1,978)            (1,070)          (2,330)
       Prepayments and other..........................................            1,333                685              (61)
    Other.............................................................           (3,188)           (23,153)          (6,917)
                                                                             ----------         ----------        ---------
       Net cash flows from operating activities.......................          185,039            185,552          198,600
                                                                             ----------         ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities...........................................          (18,529)           (11,039)        (119,151)
    Proceeds from sales of securities.................................            2,544             28,605          151,422
    Construction expenditures.........................................         (110,893)          (107,879)         (93,423)
                                                                             ----------         ----------        ---------
       Net cash flows from investing activities.......................         (126,878)           (90,313)         (61,152)
                                                                             ----------         ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of first mortgage bonds and pollution control bonds......           69,776             49,745           39,914
    Redemption of preferred stock.....................................                -                  -          (22,108)
    Retirement of first mortgage bonds and pollution control bonds....          (71,693)           (67,013)         (41,055)
    Payment of dividends..............................................          (62,564)           (79,310)         (95,206)
                                                                             ----------         ----------        ---------
       Net cash flows from financing activities.......................          (64,481)           (96,578)        (118,455)
                                                                             ----------         ----------        ---------

Change in cash and temporary cash investments.........................           (6,320)            (1,339)          18,993

Cash and temporary cash investments at beginning of year..............           56,792             58,131           39,138
                                                                             ----------         ----------        ---------

Cash and temporary cash investments at end of year....................       $   50,472         $   56,792        $  58,131
                                                                             ==========         ==========        =========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Income taxes...................................................       $   63,421         $   41,508        $  40,049
       Interest on borrowed money.....................................           39,582             40,334           42,589

The accompanying notes are an integral part of these financial statements.

                       Louisville Gas and Electric Company
                          Statements of Capitalization
                                (Thousands of $)


                                                                                                        December 31,
                                                                                               1997                     1996
                                                                                               ----                     ----
COMMON EQUITY:
    Common stock, without par value -
       Authorized 75,000,000 shares, outstanding 21,294,223 shares..................     $  425,170               $  425,170
    Common stock expense............................................................           (836)                    (836)
    Unrealized gain on marketable securities, net of income
       taxes $16 in 1997 and $136 in 1996 (Note 6)..................................             82                      201
    Retained earnings...............................................................        258,910                  209,222
                                                                                         ----------               ----------
                                                                                            683,326                  633,757
                                                                                         ----------               ----------

CUMULATIVE PREFERRED STOCK:
    Redeemable on 30 days notice by LG&E, except $5.875 series


                                                           Shares           Current
                                                         Outstanding   Redemption Price
                                                         -----------   ----------------
    $25 par value, 1,720,000 shares authorized -
       5% series ....................................      860,287          $ 28.00          21,507                   21,507
    Without par value, 6,750,000 shares authorized -
       Auction rate..................................      500,000           100.00          50,000                   50,000
       $5.875 series.................................      250,000      Not redeemable       25,000                   25,000
    Preferred stock expense.........................................................         (1,179)                  (1,179)
                                                                                         ----------               ----------
                                                                                             95,328                   95,328
                                                                                         ----------               ----------


LONG-TERM DEBT (Note 10):
    First mortgage bonds -
       Series due June 1, 1998, 6 3/4%..............................................              -                   20,000
       Series due July 1, 2002, 7 1/2%..............................................         20,000                   20,000
       Series due August 15, 2003, 6%...............................................         42,600                   42,600
       Pollution control series:
           N due February 1, 2019, 7 3/4%...........................................              -                   35,000
           O due February 1, 2019, 7 3/4%...........................................              -                   35,000
           P due June 15, 2015, 7.45%...............................................         25,000                   25,000
           Q due November 1, 2020, 7 5/8%...........................................         83,335                   83,335
           R due November 1, 2020, 6.55%............................................         41,665                   41,665
           S due September 1, 2017, variable........................................         31,000                   31,000
           T due September 1, 2017, variable........................................         60,000                   60,000
           U due August 15, 2013, variable..........................................         35,200                   35,200
           V due August 15, 2019, 5 5/8%............................................        102,000                  102,000
           W due October 15, 2020, 5.45%............................................         26,000                   26,000
           X due April 15, 2023, 5.90%..............................................         40,000                   40,000
                                                                                         ----------               ----------

              Total first mortgage bonds............................................        506,800                  596,800
    Pollution control bonds (unsecured) -
       Jefferson County due September 1, 2026, variable.............................         22,500                   22,500
       Trimble County due September 1, 2026, variable...............................         27,500                   27,500
       Jefferson County due November 1, 2027, variable..............................         35,000                        -
       Trimble County due November 1, 2027, variable................................         35,000                        -
                                                                                         ----------               ----------

           Total unsecured pollution control bonds..................................        120,000                   50,000
                                                                                         ----------               ----------

              Total long-term bonds.................................................        626,800                  646,800
    Unamortized premium on bonds....................................................              -                       35
                                                                                         ----------               ----------

                                                                                            626,800                  646,835
                                                                                         ----------               ----------

       Total capitalization.........................................................     $1,405,454               $1,375,920
                                                                                         ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       Louisville Gas and Electric Company
                          Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Louisville Gas and Electric Company (LG&E) is the primary subsidiary of LG&E Energy Corp. LG&E is a regulated public utility that is engaged in the generation, transmission, distribution, and sale of electric energy and the storage, distribution, and sale of natural gas in Louisville and adjacent areas in Kentucky. LG&E Energy Corp. is an exempt energy services holding company with wholly-owned subsidiaries consisting of LG&E and LG&E Capital Corp. All of LG&E's Common Stock is held by LG&E Energy Corp.

UTILITY PLANT. LG&E's plant is stated at original cost, which includes payroll-related costs such as taxes, fringe benefits, and administrative and general costs. Construction work in progress has been included in the rate base, and, accordingly, LG&E has not recorded any allowance for funds used during construction.

The cost of plant retired or disposed of in the normal course of business is deducted from plant accounts and such cost plus removal expense less salvage value is charged to the reserve for depreciation. When complete operating units are disposed of, appropriate adjustments are made to the reserve for depreciation and gains and losses, if any, are recognized.

DEPRECIATION. Depreciation is provided on the straight-line method over the estimated service lives of depreciable plant. The amounts provided for 1997 were 3.4% (3.2% electric, 3.3% gas, and 6% common); and for 1996 and 1995 were 3.3% (3.2% electric, 3.3% gas, and 6% common) of average depreciable plant.

CASH AND TEMPORARY CASH INVESTMENTS. LG&E considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments are carried at cost, which approximates fair value.

FINANCIAL INSTRUMENTS. LG&E uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt, and it uses exchange-traded U.S. Treasury note and bond futures to hedge its exposure to fluctuations in the value of its investments in the preferred stocks of other companies. Gains and losses on interest-rate swaps used to hedge interest rate risk are reflected in interest charges monthly. Gains and losses on U.S. Treasury note and bond futures used to hedge investments in preferred stocks are initially deferred and classified as unrealized gains or losses on marketable securities in common equity and then charged or credited to other income and deductions when the securities are sold. See Note 4, Financial Instruments.

DEBT EXPENSE. Debt expense is amortized over the lives of the related bond issues, consistent with regulatory practices.

DEFERRED INCOME TAXES. Deferred income taxes have been provided for all material book-tax temporary differences.

INVESTMENT TAX CREDITS. Investment tax credits resulted from provisions of the tax law that permitted a reduction of LG&E's tax liability based on credits for certain construction expenditures. Deferred investment tax credits are being amortized to income over the estimated lives of the related property that gave rise to the credits.

REVENUE RECOGNITION. Revenues are recorded based on service rendered to customers through month-end. LG&E accrues an estimate for unbilled revenues from each meter reading date to the end of the accounting period. Under an agreement approved by the Public Service Commission of Kentucky (Kentucky Commission or

Commission), LG&E has implemented a demand side management program and a "decoupling mechanism," which allows LG&E to recover a predetermined level of revenue on electric and gas residential sales. See Management's Discussion and Analysis, Rates and Regulation, for further discussion.

FUEL AND GAS COSTS. The cost of fuel for electric generation is charged to expense as used, and the cost of gas supply is charged to expense as delivered to the distribution system.

MANAGEMENT'S USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent items at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 12, Commitments and Contingencies, for a further discussion.

NEW ACCOUNTING PRONOUNCEMENTS. Effective January 1, 1997, LG&E adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). This new standard is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adopting SFAS No. 125 had no impact on LG&E's financial position or results of operations.

LG&E adopted the provisions of Statement of Position 96-1, Environmental Remediation Liabilities, effective January 1, 1997. This statement provides authoritative guidance for recognition, measurement, and disclosure of environmental remediation liabilities in financial statements. Due to LG&E's previous recognition of this type of liability, adoption did not have a material impact on LG&E's financial position or results of operation. See
Note 12, Commitments and Contingencies, for a further discussion of LG&E's environmental commitments and contingencies.

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), and No. 129, Disclosure of Information about Capital Structure (SFAS No.
129), effective for periods ending after December 15, 1997. SFAS No. 128 will not have an effect on LG&E because the common stock is held by the parent, LG&E Energy Corp. LG&E does not expect any change in reporting by LG&E as a result of adopting SFAS No. 129.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for periods beginning after December 15, 1997. LG&E does not expect its comprehensive income to differ materially from its net income or its segment disclosures to change significantly as a result of adopting the provisions of these statements.

NOTE 2 - LG&E - KENTUCKY UTILITIES MERGER

On May 20, 1997, LG&E Energy Corp. (LG&E Energy), the parent company of LG&E, entered into an Agreement and Plan of Merger with KU Energy Corporation (KU). As a result of the merger, LG&E Energy will become the parent company of KU's principal operating subsidiary, Kentucky Utilities Company (Kentucky Utilities). The operating utility subsidiaries (LG&E and Kentucky Utilities) will maintain their separate corporate identities and will continue to serve customers in Kentucky and Virginia under their present names although certain functions performed by each of the utilities will be combined. LG&E Energy and KU expect more than $760 million in gross non-fuel savings over a ten-year period following the merger. Costs to achieve these synergies are estimated to be $77 million. The preferred stock and debt securities of the operating utility subsidiaries will not be affected by the merger.

On September 12, 1997, the Kentucky Commission approved the merger application substantially as filed. In the application filed with the Commission, the utilities proposed that 50% of the net non-fuel cost savings estimated to be achieved from the merger, less 50% of the costs to achieve such savings (but not in excess of the currently estimated costs to achieve), be applied to reduce customer rates, and the remaining 50% be retained by the companies. The Commission approved and allocated the customer savings 53% to Kentucky Utilities and 47% to LG&E. The order provides for a surcredit on customers' bills for 50% of the projected net non-fuel savings in each of the five years following consummation of the merger. The credit, which will be about 2% of customer bills in the five-year period, will amount to approximately $55 million in net non-fuel savings to LG&E customers. Any fuel cost savings will be passed to Kentucky customers through the companies' fuel adjustment clauses. One-half of the costs to achieve the savings will be charged to expenses as incurred, once the merger is consummated, and the remaining portion (not to exceed one-half of $77 million for Kentucky Utilities and LG&E combined) will be deferred as a regulatory asset and amortized as an offset to customer savings equally over five years. It will be up to Kentucky Utilities and LG&E to actually realize the estimated level of net non-fuel savings.

On October 9, 1997, LG&E Energy and KU filed for approval of the merger with the Federal Energy Regulatory Commission. On October 14, 1997, in separate meetings, stockholders from each of the companies met and the holders of over 75% of the outstanding shares of common stock of LG&E Energy and KU approved the merger. On January 20, 1998, the Virginia State Corporation Commission approved the merger substantially as filed.

The merger remains subject to approval of the Federal Energy Regulatory Commission under the Federal Power Act, the approval of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, and the filing of requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of all applicable waiting periods thereunder. It is anticipated that LG&E Energy, as parent of LG&E and Kentucky Utilities, will continue to be an exempt holding company under the Public Utility Holding Company Act of 1935.

NOTE 3 - RATES AND REGULATORY MATTERS

LG&E conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by the Federal Energy Regulatory Commission (FERC) and the Kentucky Commission. LG&E is subject to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Under SFAS No. 71, certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be reflected as income are deferred as regulatory liabilities based on expected flowback to customers in future rates. LG&E's current or expected recovery of deferred costs and expected flowback of deferred credits is generally based on specific ratemaking decisions or precedent for each item. The following regulatory assets and liabilities were included in the balance sheets as of December 31 (in thousands of $):


                                                                     1997              1996
                                                                     ----              ----
   Unamortized loss on bonds                                     $ 18,698          $ 17,162
   Merger costs                                                     2,938                 -
   Manufactured gas sites                                           3,263             3,244
   Unamortized extraordinary retirements                                -             4,087
   Other                                                                -             3,236
                                                                ---------         ---------
   Total regulatory assets                                         24,899            27,729
   Deferred income taxes - net                                    (65,502)          (77,287)
                                                                ---------         ---------
   Regulatory assets and (liabilities) - net                     $(40,603)         $(49,558)
                                                                 ========          ========

During 1997, LG&E wrote off certain previously deferred assets that amounted to approximately $4.2 million. Items written off include expenses associated with LG&E's hydro-electric plant, a management audit fee, and the accelerated write-off of losses on early retirement of facilities.

ENVIRONMENTAL COST RECOVERY. In April 1995, in response to an application filed by LG&E, the Commission approved, with modifications, an environmental cost recovery surcharge that increased electric revenues by $3.2 million in 1995, an additional $2.4 million in 1996, and an additional $.4 million in 1997.

An appeal of the Commission's April 1995 order by various intervenors in the proceeding (including the Kentucky Attorney General) is currently pending in the Franklin Circuit Court of Kentucky. LG&E is contesting the legal challenges to the surcharge, but cannot predict the outcome of the appeal. In a similar proceeding involving appeals from the Commission's order authorizing an environmental cost recovery surcharge for Kentucky Utilities Company by the same intervenors, the Kentucky Court of Appeals, in a decision issued on December 5, 1997, upheld the constitutionality of the surcharge statute. The intervenors have petitioned the Kentucky Supreme Court to review the decision of the Kentucky Court of Appeals. Any refunds that may be ordered as a result of these proceedings are not expected to have a material adverse effect on LG&E's financial position or results of operations. See Rates and Regulation under Management's Discussion and Analysis for a further discussion.

PERFORMANCE-BASED RATEMAKING. On September 30, 1997, the Commission issued an order approving LG&E's request to implement an experimental performance-based ratemaking mechanism. This mechanism, which only applies to gas procurement activities and gas off-system sales, was approved for a three-year test period effective October 1, 1997. During the experimental period, rate adjustments related to this mechanism will be determined for each 12-month period beginning November 1 and ending October 31. This mechanism is not expected to have a material effect on LG&E's financial position or results of operations.

FUTURE RATE REGULATION. In its September 12, 1997 order approving the merger of LG&E Energy and KU, the Kentucky Commission ordered LG&E to file by the later of the consummation of the merger or September 14, 1998, detailed plans to address the future rate regulation of LG&E. The Commission directed LG&E to indicate in its filing whether it desired to remain under traditional rate of return regulation or commence non-traditional regulation. LG&E was further ordered to explain the reasons for its election, and in the case of traditional regulation, include an analysis and proposals relative to its earnings at that time. If non-traditional regulation is elected, LG&E must explain the reasons for its choice and how its plan will achieve the Commission's goals of providing incentives to utilities and a sharing of the resulting benefits with customers. The Commission stated that it will fully investigate the filing and determine whether changes should be made to the existing regulation of LG&E. LG&E cannot presently predict the outcome of this matter.

KENTUCKY PSC ADMINISTRATIVE CASE FOR AFFILIATE TRANSACTIONS. The Kentucky Commission has opened Administrative Case No. 369 to lay ground work for Commission policy addressing cost allocations, affiliate transactions, and codes of conduct governing the relationship between utilities and their non-regulated operations and affiliates. The Commission stated in its December 19, 1997 order it intends to address two major areas in the proceedings: the tools and conditions needed to prevent cost shifting and cross-subsidization between regulated and non-regulated operations; and whether a code of conduct should be established to assure that non-regulated segments of the holding company are not engaged in practices which result in unfair competition caused by cost shifting from the non-regulated affiliate to the utility. Management does not expect the ultimate resolution of this matter to have a material adverse effect on LG&E's financial position or results of operations.

NOTE 4 - FINANCIAL INSTRUMENTS

LG&E uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt, and it uses exchange-traded U.S. Treasury note and bond futures to hedge its exposure to fluctuations in the value of its investments in the preferred stocks of other companies.

At December 31, 1997, LG&E held U.S. Treasury notes and bond futures contracts with notional amounts totaling $2.4 million. These contracts are used to hedge price risk associated with certain marketable securities and mature in March 1998.

As of December 31, 1997, LG&E had in effect one interest rate swap agreement to hedge its exposure to tax exempt rates related to Pollution Control Bonds, Variable Rate Series. The swap has a notional amount of $15 million and it matures in September 1999. LG&E paid a fixed rate on the swap of 4.74% in 1997, 1996, and 1995 and received a variable rate based on the JJ Kenny Index of 3.66% in 1997, 3.46% in 1996, and 3.87% in 1995. In addition, LG&E had entered into three other tax exempt interest rate swaps that became effective in February 1998. The notional amount of each of these is $17 million, and they mature in February 2001, 2003, and 2005. The swap agreements call for LG&E to pay fixed rates averaging 4.184%, and to receive a variable rate based on the PSA Municipal Bond Index.

The cost and estimated fair values of LG&E's financial instruments as of December 31, 1997 and 1996 follow (in thousands of $):


                                                          1997                              1996
                                               ------------------------         ---------------------------
                                                                  Fair                               Fair
                                                  Cost           Value             Cost             Value
                                               ---------       ---------        ---------        ----------
   Marketable securities                       $  19,213       $  19,311        $   3,258         $   3,595
   Long-term investments:
     Not practicable to estimate
        fair value                                   747             747              744               744
   Preferred stock subject
     to mandatory redemption                      25,000          26,250           25,000            24,938
   Long-term debt                                626,800         649,491          646,800           662,721
   U.S. Treasury note and
     bond futures                                      -             (37)                -                6
   Interest rate swaps                                 -            (248)               -              (319)

All of the above valuations reflect prices quoted by exchanges except for the swaps and the long-term investments. The fair values of the swaps reflect price quotes from dealers or amounts calculated using accepted pricing models. The fair values of the long-term investments reflect cost, since LG&E cannot reasonably estimate fair value.

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

LG&E's customer receivables and gas and electric revenues arise from deliveries of natural gas to approximately 284,000 customers and electricity to approximately 356,000 customers in Louisville and adjacent areas in Kentucky. For the year ended December 31, 1997, 73% of total revenue was derived from electric operations and 27% from gas operations.

LG&E's operation and maintenance employees are members of the International Brotherhood of Electrical Workers (IBEW) Local 2100 which represents approximately 60% of LG&E's workforce. LG&E's collective bargaining agreement with IBEW employees expires in November 1998.

NOTE 6 - MARKETABLE SECURITIES

LG&E's marketable securities have been determined to be "available-for-sale" under the provisions of Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Proceeds from sales of available-for-sale securities in 1997 were approximately $2.5 million, which resulted in immaterial realized gains and losses. Proceeds from sales of available-for-sale securities in 1996 were approximately $28.6 million, which resulted in realized gains of approximately $.3 million and losses of approximately $.8 million, calculated using the specific identification method.

Approximate cost, fair value, and other required information pertaining to LG&E's available-for-sale securities by major security type as of December 31, 1997 and 1996, follow (in thousands of $):


                                                                         Fixed
                                                       Equity           Income             Total
                                                      -------          -------           -------
   1997:
   Cost                                                $3,763          $15,450           $19,213
   Unrealized gains                                       192               13               205
   Unrealized losses                                      (40)             (67)             (107)
                                                      -------          -------           -------
   Fair values                                         $3,915          $15,396           $19,311
                                                       ======          =======           =======

   Fair values:
     No maturity                                       $3,915        $     114          $  4,029
     Contractual maturities:
        Less than one year                                  -            8,795             8,795
        One to five years                                   -            5,442             5,442
        Five to ten years                                   -                -                 -
        Over ten years                                      -            1,045             1,045
        Not due at a single maturity date                   -                -                 -
                                                   ----------    -------------     -------------
   Total fair values                                   $3,915          $15,396           $19,311
                                                       ======          =======           =======

   1996:
   Cost                                                $3,258          $     -            $3,258
   Unrealized gains                                       572                -               572
   Unrealized losses                                     (235)               -              (235)
                                                      -------         --------           -------
   Fair values                                         $3,595          $     -            $3,595
                                                       ======          =======            ======

   Fair values:
     No maturity                                       $2,126          $     -          $  2,126
     Contractual maturities:
        Less than one year                              1,469                -             1,469
        One to five years                                   -                -                 -
        Five to ten years                                   -                -                 -
        Over ten years                                      -                -                 -
        Not due at a single maturity date                   -                -                 -
                                                   ----------         --------        ----------
   Total fair values                                   $3,595          $     -            $3,595
                                                       ======          =======            ======


NOTE 7 - PENSION PLANS AND RETIREMENT BENEFITS

PENSION PLANS. LG&E has two non-contributory, defined-benefit pension plans that cover all eligible employees. Retirement benefits are based on the employee's age at retirement, years of service, and compensation. LG&E's policy is to fund annual actuarial costs, up to the maximum amount deductible for income tax purposes, as determined under the frozen entry age actuarial cost method. The assets of the plans consist primarily of common stocks, corporate bonds, investments in international mutual funds, and United States government securities.

LG&E also has a supplemental executive retirement plan that covers officers of LG&E. The plan provides retirement benefits based on average earnings during the final three years prior to retirement, reduced by social security benefits, any pension benefits received from plans of prior employers, and by amounts received under the pension plans referred to in the preceding paragraph.

Pension costs were $2.7 million for 1997, $4.3 million for 1996, and $5 million for 1995, of which approximately $491,000, $751,000, and $761,000, respectively, were charged to construction. The components of periodic pension expense are shown below (in thousands of $):


                                                                    1997             1996              1995
                                                                    ----             ----              ----
   Service cost-benefits earned during the period              $   5,213        $   4,989         $   4,361
   Interest cost on projected benefit obligation                  17,630           16,697            14,328
   Actual return on plan assets                                  (46,039)         (31,931)          (45,608)
   Amortization of transition asset                               (1,112)          (1,112)           (1,112)
   Net amortization and deferral                                  27,032           15,669            33,008
                                                                --------         --------          --------
     Net pension cost                                          $   2,724        $   4,312         $   4,977
                                                               =========        =========         =========

The funded status of the pension plans at December 31 is shown below (in thousands of $):


                                                                  1997             1996
                                                                  ----             ----
   Actuarial present value of accumulated plan benefits:
        Vested                                                  $209,240         $178,534
        Non-vested                                                25,455           19,913
                                                                --------         --------
        Accumulated benefit obligation                           234,695          198,447
        Effect of projected future compensation                   39,400           30,902
                                                                --------         --------
        Projected benefit obligation                             274,095          229,349
        Plan assets at fair value                                280,238          238,026
                                                                 -------          -------
        Plan assets in excess of projected benefit obligation      6,143            8,677
        Unrecognized net transition asset                         (9,188)         (10,300)
        Unrecognized prior service cost                           43,518           44,142
        Unrecognized net gain                                    (61,790)         (65,891)
                                                                --------         --------

   Accrued pension liability                                    $(21,317)        $(23,372)
                                                                ========         ========

The assumptions used in determining the actuarial valuations are as follows:

                                                                                           1997              1996
                                                                                           ----              ----
         Assumed discount rate to determine
           projected benefit obligation                                                   7.00%             7.75%
         Assumed long-term rate of return
           on plan assets                                                                 8.50%             8.50%
         Assumed annual rate of increase in
           future compensation levels                                             2.00% - 4.00%     2.00% - 4.25%

POST-RETIREMENT BENEFITS. LG&E provides certain health care and life insurance benefits for eligible retired employees. Post-retirement health care benefits are subject to a maximum amount payable by LG&E. LG&E accrues for the expected cost of post-retirement benefits other than pensions during the employee's years of service with LG&E. The discounted present value of the post-retirement benefit obligation is being amortized over 20 years.

Post-retirement benefit costs are shown below (in thousands of $):

                                                                          1997             1996              1995
                                                                          ----             ----              ----
         Service cost                                                   $  746           $  773            $  595
         Interest cost                                                   2,943            2,976             2,706
         Actual return on assets                                           (80)               -                 -
         Amortization of transition obligation                           1,337            1,337             1,337
         Net amortization and deferral                                     256              328                 -
                                                                        ------           ------            ------

         Post-retirement benefit cost                                   $5,202           $5,414            $4,638
                                                                        ======           ======            ======

The accumulated post-retirement benefit obligation at December 31 is shown below (in thousands of $):

                                                                          1997             1996
                                                                          ----             ----
         Retirees                                                     $(21,735)        $(18,568)
         Fully eligible active employees                                (3,783)          (4,808)
         Other active employees                                        (17,855)         (16,575)
                                                                      --------         --------
         Accumulated post-retirement benefit obligation                (43,373)         (39,951)
         Plan assets at fair value                                       4,384            2,284
         Unrecognized prior service cost                                 3,410            3,738
         Unrecognized transition obligation                             20,053           21,390
         Unrecognized net loss                                           2,901              493
                                                                      --------         --------
         Accrued post-retirement benefit liability                    $(12,625)        $(12,046)
                                                                      ========         ========

The accumulated post-retirement benefit obligation was determined using an assumed discount rate of 7% for 1997 and 7.75% for 1996. Assumed compensation increases for projected life insurance benefits for affected groups was 4% for 1997 and 4.25% for 1996. An assumed health care cost trend rate of 9% was assumed for 1997, gradually decreasing to 4.25% in nine years and thereafter.

A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation by approximately $1.7 million and the annual service and interest cost by approximately $200,000. In 1996, LG&E began funding certain liabilities for post-retirement benefits through a tax-deductible funding vehicle. The plan assets are being held in two voluntary employee benefit association (VEBA) trusts and are invested primarily in short-term United States government securities.

THRIFT SAVINGS PLAN. LG&E has a Thrift Savings Plan under Section 401(k) of the Internal Revenue Code. The plan covers all regular full-time employees with one year or more of service at LG&E. Under the plan, eligible employees may defer and contribute to the plan a portion of current compensation in order to provide future retirement benefits. LG&E makes contributions to the plan by matching a portion of employee contributions. These costs were approximately $1.8 million for each of the years 1997, 1996, and 1995.

NOTE 8 - INCOME TAXES

Components of income tax expense are shown in the table below (in thousands of $):

                                                                          1997             1996              1995
                                                                          ----             ----              ----
         Included in operating expenses:
           Current         - federal                                   $57,590          $33,823           $36,379
                           - state - net                                14,593            7,685             9,138
           Deferred        - federal - net                              (4,565)          19,161             4,021
                           - state - net                                   703            6,587             2,728
           Deferred investment tax credit                                  102              409                 -
           Amortization of investment tax credit                        (4,342)          (4,406)           (4,742)
                                                                       -------          -------           -------
              Total                                                     64,081           63,259            47,524

         Included in other income and (deductions):
           Current         - federal                                     1,484              196              (555)
                           - state                                         161              (96)             (343)
           Deferred        - federal - net                                 292              246               240
                           - state - net                                    75               61                60
                                                                       -------          -------           -------
              Total                                                      2,012              407              (598)
                                                                       -------          -------           -------

         Total income tax expense                                      $66,093          $63,666           $46,926
                                                                       =======          =======           =======

Net deferred tax liabilities resulting from book-tax temporary differences are shown below (in thousands of $):


                                                                          1997             1996
                                                                          ----             ----
         Deferred tax liabilities:
           Depreciation and other
              plant-related items                                     $321,442         $314,692
           Other liabilities                                             6,702           14,864
                                                                      --------         --------
                                                                       328,144          329,556
                                                                      --------         --------

         Deferred tax assets:
           Investment tax credit                                        30,595           32,305
           Income taxes due to customers                                26,357           31,195
           Pension overfunding                                           7,265            7,860
           Accrued liabilities not currently
              deductible and other                                      14,076           16,515
                                                                      --------         --------
                                                                        78,293           87,875
                                                                      --------         --------

         Net deferred income tax liability                            $249,851         $241,681
                                                                      ========         ========

A reconciliation of differences between the statutory U.S. federal income tax rate and LG&E's effective income tax rate follows:

                                                                          1997             1996              1995
                                                                          ----             ----              ----
         Statutory federal income tax rate                                35.0%            35.0%             35.0%
         State income taxes net of federal benefit                         5.7              5.4               5.8
         Amortization of investment tax credit                            (2.4)            (2.6)             (3.6)
         Other differences - net                                          (1.5)             (.7)             (1.1)
                                                                         -----           ------             -----

         Effective income tax rate                                        36.8%            37.1%             36.1%
                                                                          ====             ====              ====

NOTE 9 - OTHER INCOME AND DEDUCTIONS

Other income and deductions consisted of the following at December 31 (in thousands of $):


                                                                          1997             1996              1995
                                                                          ----             ----              ----
         Gain on sale of stock options                                 $ 1,794         $      -           $     -
         Interest on income tax settlement                               1,446                -                 -
         Interest and dividend income                                    4,786            4,096             5,732
         Gains (losses) on fixed asset disposal                             77              (36)            1,090
         Donations                                                        (147)            (150)             (144)
         Income taxes and other                                         (3,679)          (2,990)           (2,902)
                                                                       -------         --------           -------

         Total other income and deductions                             $ 4,277         $    920           $ 3,776
                                                                       =======         ========           =======

NOTE 10 - FIRST MORTGAGE BONDS AND POLLUTION CONTROL BONDS

Annual requirements for the sinking funds of LG&E's First Mortgage Bonds (other than the First Mortgage Bonds issued in connection with certain Pollution Control Bonds) are the amounts necessary to redeem 1% of the highest principal amount of each series of bonds at any time outstanding. Property additions (166 2/3% of principal amounts of bonds otherwise required to be so redeemed) have been applied in lieu of cash. It is the intent of LG&E to apply property additions to meet 1998 sinking fund requirements of the First Mortgage Bonds.

The trust indenture securing the First Mortgage Bonds constitutes a direct first mortgage lien upon a substantial portion of all property owned by LG&E. The indenture, as supplemented, provides in substance that, under certain specified conditions, portions of retained earnings will not be available for the payment of dividends on common stock. No portion of retained earnings is presently restricted by this provision.

Pollution Control Bonds (Louisville Gas and Electric Company Projects) issued by Jefferson and Trimble Counties, Kentucky, are secured by the assignment of loan payments by LG&E to the Counties pursuant to loan agreements, and certain series are further secured by the delivery from time to time of an equal amount of LG&E's First Mortgage Bonds, Pollution Control Series. First Mortgage Bonds so delivered are summarized in the Statements of Capitalization. No principal or interest on these First Mortgage Bonds is payable unless default on the loan agreements occurs. The interest rate reflected in the Statements of Capitalization applies to the Pollution Control Bonds.

In November 1997, LG&E issued $35 million of Jefferson County, Kentucky and $35 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due November 1, 2027. Interest rates for these bonds were 3.90% and 3.85%, respectively, at December 31, 1997. The proceeds from these bonds were used to redeem the outstanding 7.75% Series of Jefferson County, Kentucky and Trimble County, Kentucky, Pollution Control Bonds due February 1, 2019.

In October 1996, LG&E issued $22.5 million of Jefferson County, Kentucky, and $27.5 million of Trimble County, Kentucky, Pollution Control Bonds, Flexible Rate Series, due September 1, 2026. Interest rates for these bonds were 3.79% and 3.82%, respectively, as of December 31, 1997. In December 1996, the proceeds from the bonds were used to redeem the outstanding 7.25% Series of Jefferson County and Trimble County Pollution Control Bonds due December 1, 2016.

On June 1, 1996, LG&E's First Mortgage Bonds, 5.625% Series of $16 million matured and were retired by LG&E.

LG&E's First Mortgage Bonds, 6.75% Series of $20 million is scheduled to mature in June 1998, and the $20 million, 7.5% Series is scheduled for maturity in 2002. There are no scheduled maturities of Pollution Control Bonds for the five years subsequent to December 31, 1997. LG&E has no cash sinking fund requirements.

NOTE 11 - NOTES PAYABLE

LG&E had no notes payable at December 31, 1997, and 1996.

At December 31, 1997, LG&E had unused lines of credit of $200 million, for which it pays commitment fees. The credit facility provides for short-term borrowings and support of variable rate Pollution Control Bonds. The credit lines are scheduled to expire in 2001. Management expects to renegotiate these lines when they expire.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM. LG&E had commitments in connection with its construction program aggregating approximately $7 million at December 31, 1997. Construction expenditures for the years 1998 and 1999 are estimated to total approximately $260 million.

OPERATING LEASE. LG&E leases office space and accounts for all of its office space leases as operating leases. Total lease expense for 1997, 1996, and 1995, less amounts contributed by the parent company, was $1.8 million, $1.9 million, and $2 million, respectively. The future minimum annual lease payments under lease agreements for years subsequent to December 31, 1997, are as follows (in thousands of $):

   1998                                       $   3,071
   1999                                           3,055
   2000                                           3,321
   2001                                           3,654
   2002                                           3,594
   Thereafter                                     8,767
                                                -------
   Total                                        $25,462
                                                =======

ENVIRONMENTAL. With the passage of the Clean Air Act Amendments of 1990 (the
Act), LG&E already complied with the stringent sulfur dioxide emission limits required by the year 2000 as it had previously installed scrubbers on all of its coal-fired generating units. Since then, as part of its ongoing construction program, LG&E has spent $31 million for measures to meet applicable nitrogen oxide limits. While the overall financial impact of the Act on LG&E has been minimal, LG&E is closely monitoring several significant regulatory developments which may potentially impact LG&E including efforts by local officials to address the "ozone nonattainment" status of Jefferson County, Kentucky and implementation of new ozone and particulate matter standards adopted by the

United States Environmental Protection Agency (USEPA) in June 1997. Finally, LG&E is monitoring regulations proposed by USEPA in October 1997, that could require numerous utilities including LG&E to reduce nitrogen oxide emissions by approximately 85% from 1990 levels. LG&E has already reduced its nitrogen oxide emissions by approximately 40%. However, if finally adopted, the proposed regulations may require LG&E to incur significant capital expenditures, currently estimated as potentially in excess of $100 million, and significantly increased operation and maintenance costs. LG&E currently anticipates that a significant portion of any such capital costs could be recoverable through rates, although there can be no guarantee of such recovery.

LG&E is currently addressing other emissions issues at two of its power plants. First, LG&E is conducting modeling activities in response to a notification from the Air Pollution Control District of Jefferson County
(APCD) indicating that the Cane Run plant may be the source of a potential exceedance of the air quality standards for sulfur dioxide. Depending on the outcome of the modeling, LG&E may be required to undertake corrective action that could include significant capital improvements. Secondly, LG&E is working with the APCD to review the effectiveness of remedial measures aimed at controlling particulate emissions from the Mill Creek plant which allegedly damaged metal surfaces on adjacent properties. LG&E had previously established a claims resolution process which resulted in property damage settlements with adjacent residents at an aggregate cost of approximately $15 million. In related litigation, in October, 1997, the Jefferson Circuit Court dismissed all but one of the claims pursued by persons who had not previously settled with LG&E. In management's opinion, resolution of any remaining claims should not have a material adverse impact on the financial position or results of operations of LG&E.

LG&E is also addressing potential liabilities for cleanup of properties where hazardous substances may have been released. LG&E has identified contamination at certain manufactured gas plant (MGP) sites currently or formerly owned by LG&E. One of the sites was conveyed to a new owner which assumed responsibility for environmental liabilities and LG&E is negotiating with potentially responsible parties and state agencies with respect to two other sites. Until conclusion of such discussions, LG&E is unable to precisely determine its remaining liability for cleanup costs at MGP sites. However, based on site studies, management currently estimates total cleanup costs within the range of $3 million to $8 million and has recorded an accrual of approximately $3 million in the accompanying financial statements.

LG&E, along with other companies, has also been identified by USEPA as a potentially responsible party allegedly liable for cleanup costs under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) for certain off-site disposal facilities. LG&E has entered a final settlement for $7,500 for one site and has entered tentative settlements for an aggregate of $150,000 for the remaining sites. Tentative settlements are subject to approval by the government and entry by the court.

NOTE 13 - TRIMBLE COUNTY GENERATING PLANT

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

In December 1995, the Commission approved a unanimous settlement agreement that was filed by LG&E and other parties. Under the agreement, which resolved all outstanding issues, LG&E agreed to refund approximately $22 million to current electric customers, most of which is being refunded by credits to customers' bills over the five years 1996 through 2000. In addition, LG&E agreed to pay $900,000 per year for five years beginning in 1996 to the Metro Human Needs Alliance, Inc., a not-for-profit Louisville-based corporation, for the sole purpose of funding low-income energy assistance programs in the service territory. LG&E also agreed to revise the residential decoupling methodology approved by the Commission in 1994 in a manner that reduced revenues collected from residential customers by approximately $1.8 million. Finally, the parties agreed to dismiss all appeals currently pending in state courts regarding the Commission's orders in LG&E's last general rate case.

NOTE 14 - JOINTLY OWNED ELECTRIC UTILITY PLANT

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

The following data represent shares of the jointly owned property:

                                                        Trimble County
                                   LG&E             IMPA               IMEA            Total
                                  ------           ------             ------           -----
   Ownership interest               75%            12.88%             12.12%            100%
   Mw capacity                    371.25            63.75               60               495

NOTE 15 - SEGMENTS OF BUSINESS

LG&E is a regulated public utility engaged in the generation, transmission, distribution, and sale of electricity and the storage, distribution, and sale of natural gas.


    (Thousands of $)                            1997             1996              1995
                                           -----------      -----------       --------------
   Operating information:
     Operating revenues:
        Electric                           $   614,532      $   606,696       $   542,337(a)
        Gas                                    231,011          214,419           181,126
                                           -----------      -----------       -----------
           Total                           $   845,543      $   821,115       $   723,463
                                           ===========      ===========       ===========
     Pre-tax operating income:
        Electric                           $   197,233      $   192,129       $   152,199
        Gas                                     15,034           18,393            16,651
                                           -----------      -----------       -----------
           Total                           $   212,267      $   210,522       $   168,850
                                           ===========      ===========       ===========
   Other information:
     Depreciation and amortization:
        Electric                          $     79,958     $     76,929      $     74,437
        Gas                                     13,062           12,073            11,322
                                           -----------      -----------       -----------
           Total                          $     93,020     $     89,002      $     85,759
                                          ============     ============      ============
     Construction expenditures (b):
        Electric                          $     81,713     $     79,541      $     66,661
        Gas                                     29,180           28,338            26,762
                                           -----------      -----------       -----------
           Total                           $   110,893      $   107,879      $     93,423
                                           ===========      ===========      ============

    (Thousands of $)                            1997             1996              1995
                                           -----------      -----------       --------------
  Investment information - December 31:
    Identifiable assets:
       Electric                             $1,517,512       $1,505,508        $1,501,568
       Gas                                     317,337          300,550           268,840
                                           -----------      -----------       -----------
          Total                              1,834,849        1,806,058         1,770,408
       Other assets (c)                        220,792          200,654           209,082
                                           -----------      -----------       -----------
          Total assets                      $2,055,641       $2,006,712        $1,979,490
                                            ==========       ==========        ==========

         (a) Net of refund - Trimble County settlement of $28.3 million.
         (b) Excluding cost of removal and salvage.
         (c) Includes cash and temporary cash investments, marketable securities, accounts receivable, unamortized debt expense, and other property and investments.

NOTE 16 - SELECTED QUARTERLY DATA (UNAUDITED)

Selected financial data for the four quarters of 1997 and 1996 are shown below. Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year.

                                                                    Quarters Ended
                                                     March          June        September       December
                                                   --------       --------       --------       ---------
                                                                      (Thousands of $)
   1997
   Operating revenues                              $225,399       $180,276        $208,435       $231,433
   Net operating income                              32,895         30,422          46,562         38,307
   Net income                                        23,967         21,487          37,223         30,596
   Net income available for common stock             22,840         20,326          36,077         29,445

   1996
   Operating revenues                              $226,744       $181,107        $203,818       $209,446
   Net operating income                              33,950         32,736          51,681         28,896
   Net income                                        23,552         22,908          42,466         19,015
   Net income available for common stock             22,396         21,772          41,320         17,885

                       Louisville Gas and Electric Company
                              REPORT OF MANAGEMENT

The management of Louisville Gas and Electric Company is responsible for the preparation and integrity of the financial statements and related information included in this Annual Report. These statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and, necessarily, include amounts that reflect the best estimates and judgment of management.

LG&E's financial statements have been audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP all LG&E's financial records and related data as well as the minutes of shareholders' and directors' meetings.

Management has established and maintains a system of internal controls that provide reasonable assurance that transactions are completed in accordance with management's authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles. Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by LG&E's internal auditors. Management reviews and modifies its system of internal controls in light of changes in conditions and operations, as well as in response to recommendations from the internal auditors. These recommendations for the year ended December 31, 1997, did not identify any material weaknesses in the design and operation of LG&E's internal control structure.

The Audit Committee of the Board of Directors is composed entirely of outside directors. In carrying out its oversight role for the financial reporting and internal controls of LG&E, the Audit Committee meets regularly with LG&E's independent public accountants, internal auditors and management. The Audit Committee reviews the results of the independent accountants' audit of the financial statements and their audit procedures, and discusses the adequacy of internal accounting controls. The Audit Committee also approves the annual internal auditing program, and reviews the activities and results of the internal auditing function. Both the independent public accountants and the internal auditors have access to the Audit Committee at any time.

Louisville Gas and Electric Company maintains and internally communicates a written code of business conduct that addresses, among other items, potential conflicts of interest, compliance with laws, including those relating to financial disclosure, and the confidentiality of proprietary information.

                       Louisville Gas and Electric Company
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Louisville Gas and Electric Company:

We have audited the accompanying balance sheets and statements of capitalization of Louisville Gas and Electric Company (a Kentucky corporation and a wholly-owned subsidiary of LG&E Energy Corp.) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of LG&E's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisville Gas and Electric Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


Louisville, Kentucky                                        Arthur Andersen LLP
January 28, 1998

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEMS 10, 11, 12 and 13 are omitted pursuant to General Instruction G, inasmuch as LG&E Energy and LG&E filed copies of their definitive proxy statement and information statement with the Commission on March 20, 1998, and March 27, 1998, respectively, pursuant to Regulation 14A under the Securities Exchange Act of 1934. Such proxy and information statements are incorporated herein by this reference. In accordance with General Instruction G of Form 10-K, the information required by Item 10 relating to executive officers has been included in Part I of this Form 10-K.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements (included in Item 8):

       LG&E Energy:
       Consolidated statements of income for the three years ended December 31, 1997 (page 52).
       Consolidated balance sheets - December 31, 1997, and 1996 (page 53). Consolidated statements of cash Flows for the three years ended
       December 31, 1997 (page 54).
       Consolidated statements of capitalization - December 31, 1997, and 1996 (page 55).
       Consolidated statements of retained earnings for the three years ended December 31, 1997 (page 56).
       Notes to consolidated financial statements (pages 56-84).
       Report of management (page 85).
       Report of independent public accountants (page 86).

       LG&E:
       Statements of income for the three years ended December 31, 1997
       (page 87).
       Statements of retained earnings for the three years ended December 31, 1997 (page 87).
       Balance sheets - December 31, 1997, and 1996 (page 88).
       Statements of cash flows for the three years ended December 31, 1997 (page 89).
       Statements of capitalization - December 31, 1997, and 1996 (page 90). Notes to financial statements (pages 91-104).
       Report of management (page 105).
       Report of independent public accountants (page 106).

    2. Financial Statement Schedules (included in Part IV):

       Schedule II Valuation and Qualifying Accounts for the three years ended December 31, 1997, for LG&E Energy (page 126) and LG&E (page 127).

       All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Financial Statements or the accompanying Notes to Financial Statements.

    3.  Unaudited Pro Forma Combined Condensed Financial Information (Page 128):

        Balance sheet as of December 31, 1997 (Page 129).
        Statements of income for the years ended December 31, 1997, 1996, and 1995 (Pages 130-132).
        Notes to unaudited pro forma combined condensed financial statements (Page 133).

4. Exhibits:


         Applicable to
          Form 10-K of
Exhibit      LG&E
No.         Energy      LG&E    Description
-------  -------------  ----    -----------
2.01          x          x      Copy of Agreement and Plan of Merger, dated as of May 20, 1997, by and between LG&E
                                Energy and KU Energy, including certain exhibits thereto. [Filed as Exhibit 2 to LG&E
                                Energy's Current Report on Form 8-K filed May 30, 1997 and incorporated by reference herein]

3.01          x                 Copy of Restated Articles of Incorporation of LG&E Energy, dated November 6, 1996.
                                [Filed as Exhibit 3.06 to LG&E Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein]

3.02                     x      Copy of Restated Articles of Incorporation of LG&E, dated November 6, 1996.  [Filed as
                                Exhibit 3.06 to LG&E's Quarterly Report on Form 10-Q for the quarter ended September
                                30, 1996, and incorporated by reference herein]

3.03          x                 Copy of Bylaws of LG&E Energy, as amended through December 4, 1991.  [Filed as Exhibit
                                3.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated by reference herein]

3.04                     x      Copy of By-Laws of LG&E, as amended through December 15, 1995.  [Filed as Exhibit 3.06 to LG&E's Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

4.01          x          x      Copy of Trust Indenture dated November 1, 1949, from LG&E to Harris Trust and Savings
                                Bank, Trustee.  [Filed as Exhibit 7.01 to LG&E's Registration Statement 2-8283 and
                                incorporated by reference herein]

4.02          x          x      Copy of Supplemental Indenture dated February 1, 1952, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.05 to LG&E's Registration
                                Statement 2-9371 and incorporated by reference herein]


                                      108


         Applicable to
          Form 10-K of
Exhibit      LG&E
No.         Energy      LG&E    Description
-------  -------------  ----    -----------
4.03          x          x      Copy of Supplemental Indenture dated February 1, 1954, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.03 to LG&E's Registration
                                Statement 2-11923 and incorporated by reference herein]

4.04          x          x      Copy of Supplemental Indenture dated September 1, 1957, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.04 to LG&E's Registration
                                Statement 2-17047 and incorporated by reference herein]

4.05          x          x      Copy of Supplemental Indenture dated October 1, 1960, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.05 to LG&E's Registration
                                Statement 2-24920 and incorporated by reference herein]

4.06          x          x      Copy of Supplemental Indenture dated June 1, 1966, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.06 to LG&E's Registration Statement
                                2-28865 and incorporated by reference herein]

4.07          x          x      Copy of Supplemental Indenture dated June 1, 1968, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.07 to LG&E's Registration Statement
                                2-37368 and incorporated by reference herein]

4.08          x          x      Copy of Supplemental Indenture dated June 1, 1970, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.08 to LG&E's Registration Statement
                                2-37368 and incorporated by reference herein]

4.09          x          x      Copy of Supplemental Indenture dated August 1, 1971, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.09 to LG&E's Registration
                                Statement 2-44295 and incorporated by reference herein]

4.10          x          x      Copy of Supplemental Indenture dated June 1, 1972, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.10 to LG&E's Registration Statement
                                2-52643 and incorporated by reference herein]

4.11          x          x      Copy of Supplemental Indenture dated February 1, 1975, which is a supplemental instrument to exhibit 4.01 hereto.  [Filed as Exhibit 2.11 to LG&E's Registration
                                Statement 2-57252 and incorporated by reference herein]




         Applicable to
          Form 10-K of
Exhibit      LG&E
No.         Energy      LG&E    Description
-------  -------------  ----    -----------
4.12          x          x      Copy of Supplemental Indenture dated September 1, 1975, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.12 to LG&E's Registration
                                Statement 2-57252 and incorporated by reference herein]

4.13          x          x      Copy of Supplemental Indenture dated September 1, 1976, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.13 to LG&E's Registration
                                Statement 2-57252 and incorporated by reference herein]

4.14          x          x      Copy of Supplemental Indenture dated October 1, 1976, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.14 to LG&E's Registration
                                Statement 2-65271 and incorporated by reference herein]

4.15          x          x      Copy of Supplemental Indenture dated June 1, 1978, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.15 to LG&E's Registration Statement
                                2-65271 and incorporated by reference herein]

4.16          x          x      Copy of Supplemental Indenture dated February 15, 1979, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 2.16 to LG&E's Registration
                                Statement 2-65271 and incorporated by reference herein]

4.17          x          x      Copy of Supplemental Indenture dated September 1, 1979, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.17 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1980, and incorporated by reference herein]

4.18          x          x      Copy of Supplemental Indenture dated September 15, 1979, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.18 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1980, and incorporated by reference herein]

4.19          x          x      Copy of Supplemental Indenture dated September 15, 1981, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.19 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

4.20          x          x      Copy of Supplemental Indenture dated March 1, 1982, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.20 to LG&E's Annual Report on Form 10-K
                                for the year ended December 31, 1982, and incorporated by reference herein]



         Applicable to
          Form 10-K of
Exhibit      LG&E
No.         Energy      LG&E    Description
-------  -------------  ----    -----------
4.21          x          x      Copy of Supplemental Indenture dated March 15, 1982, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.21 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1982, and incorporated by reference herein]

4.22          x          x      Copy of Supplemental Indenture dated September 15, 1982, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.22 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1982, and incorporated by reference herein]

4.23          x          x      Copy of Supplemental Indenture dated February 15, 1984, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.23 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1984, and incorporated by reference herein]

4.24          x          x      Copy of Supplemental Indenture dated July 1, 1985, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.24 to LG&E's Annual Report on Form 10-K
                                for the year ended December 31, 1985, and incorporated by reference herein]

4.25          x          x      Copy of Supplemental Indenture dated November 15, 1986, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.25 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1986, and incorporated by reference herein]

4.26          x          x      Copy of Supplemental Indenture dated November 16, 1986, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.26 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1986, and incorporated by reference herein]

4.27          x          x      Copy of Supplemental Indenture dated August 1, 1987, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.27 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1987, and incorporated by reference herein]

4.28          x          x      Copy of Supplemental Indenture dated February 1, 1989, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.28 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1988, and incorporated by reference herein]

4.29          x          x      Copy of Supplemental Indenture dated February 2, 1989, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.29 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1988, and incorporated by reference herein]


         Applicable to
          Form 10-K of
Exhibit      LG&E
No.         Energy      LG&E    Description
-------  -------------  ----    -----------
4.30          x          x      Copy of Supplemental Indenture dated June 15, 1990, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.30 to LG&E's Annual Report on Form 10-K
                                for the year ended December 31, 1990, and incorporated by reference herein]

4.31          x          x      Copy of Supplemental Indenture dated November 1, 1990, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.31 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1990, and incorporated by reference herein]

4.32          x          x      Copy of Supplemental Indenture dated September 1, 1992, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.32 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

4.33          x          x      Copy of Supplemental Indenture dated September 2, 1992, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.33 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

4.34          x          x      Copy of Supplemental Indenture dated August 15, 1993, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.34 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

4.35          x          x      Copy of Supplemental Indenture dated August 16, 1993, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.35 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

4.36          x          x      Copy of Supplemental Indenture dated October 15, 1993, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.36 to LG&E's Annual Report on
                                Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.01         x          x      Copies of Agreement between Sponsoring Companies re:  Project D of Atomic Energy
                                Commission, dated May 12, 1952, Memorandums of Understanding between Sponsoring
                                Companies re:  Project D of Atomic Energy Commission, dated September 19, 1952 and
                                October 28, 1952, and Power Agreement between Ohio Valley Electric Corporation and
                                Atomic Energy Commission, dated October 15, 1952. [Filed as Exhibit 13(y) to LG&E's
                                Registration Statement 2-9975 and incorporated by reference herein]

10.02         x          x      Copy of Modification No. 1 dated July 23, 1953, to the Power Agreement between Ohio
                                Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 4.03(b)
                                to LG&E's Registration Statement 2-24920 and incorporated by reference herein]


         Applicable to
          Form 10-K of
Exhibit      LG&E
No.         Energy      LG&E    Description
-------  -------------  ----    -----------
10.03         x          x      Copy of Modification No. 2 dated March 15, 1964, to the Power Agreement between Ohio
                                Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 5.02c to
                                LG&E's Registration Statement 2-61607 and incorporated by reference herein]

10.04         x          x      Copy of Modification No. 3 and No. 4 dated May 12, 1966 and January 7, 1967, respectively, to the Power Agreement between Ohio Valley Electric Corporation and
                                Atomic Energy Commission.  [Filed as Exhibits 4(a)(13) and 4(a)(14) to LG&E's
                                Registration Statement 2-26063 and incorporated by reference herein]

10.05         x          x      Copy of Modification No. 5 dated August 15, 1967, to the Power Agreement between Ohio
                                Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 13(c) to
                                LG&E's Registration Statement 2-27316 and incorporated by reference herein]

10.06         x          x      Copies of (i) Inter-Company Power Agreement, dated July 10, 1953, between Ohio Valley
                                Electric Corporation and Sponsoring Companies (which Agreement includes as Exhibit A the Power Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and
                                Indiana-Kentucky Electric Corporation); (ii) First Supplementary Transmission
                                Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and
                                Sponsoring Companies; (iii) Inter-Company Bond Agreement, dated July 10, 1953, between
                                Ohio Valley Electric Corporation and Sponsoring Companies; (iv) Inter-Company Bank
                                Credit Agreement, dated July 10, 1953, between Ohio Valley Electric Corporation and
                                Sponsoring Companies.  [Filed as Exhibit 5.02f to LG&E's Registration Statement
                                2-61607 and incorporated by reference herein]

10.07         x          x      Copy of Modification No. 1 and No. 2 dated June 3, 1966 and January 7, 1967, respectively, to Inter-Company Power Agreement dated July 10, 1953.  [Filed as
                                Exhibits 4(a)(8) and 4(a)(10) to LG&E's Registration Statement 2-26063 and
                                incorporated by reference herein]

10.08         x          x      Copies of Amendments to Agreements (iii) and (iv) referred to under 10.06 above as follows:  (i) Amendment to Inter-Company Bond Agreement and (ii) Amendment to
                                Inter-Company Bank Credit Agreement.  [Filed as Exhibit 5.02h to LG&E's Registration
                                Statement 2-61607 and incorporated by reference herein]

10.09         x          x      Copy of Modification No. 1, dated August 20, 1958, to First Supplementary Transmission
                                Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the
                                Sponsoring Companies.  [Filed as Exhibit 5.02i to LG&E's Registration Statement 2-61607
                                and incorporated by reference herein]

                                      113


              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
10.10                 x          x          Copy of Modification No. 2, dated April 1, 1965, to the First Supplementary
                                            Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies.  [Filed as Exhibit 5.02j to LG&E's Registration
                                            Statement 2-61607 and incorporated by reference herein]

10.11                 x          x          Copy of Modification No. 3, dated January 20, 1967, to First Supplementary
                                            Transmission Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies.  [Filed as Exhibit 4(a)(7) to LG&E's Registration
                                            Statement 2-26063 and incorporated by reference herein]

10.12                 x          x          Copy of Modification No. 6 dated November 15, 1967, to the Power Agreement between
                                            Ohio Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 4(g)
                                            to LG&E's Registration Statement 2-28524 and incorporated by reference herein]

10.13                 x          x          Copy of Modification No. 3 dated November 15, 1967, to the Inter-Company Power
                                            Agreement dated July 10, 1953.  [Filed as Exhibit 4.02m to LG&E's Registration
                                            Statement 2-37368 and incorporated by reference herein]

10.14                 x          x          Copy of Modification No. 7 dated November 5, 1975, to the Power Agreement between Ohio
                                            Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 5.02n to
                                            LG&E's Registration Statement 2-56357 and incorporated by reference herein]

10.15                 x          x          Copy of Modification No. 4 dated November 5, 1975, to the Inter-Company Power
                                            Agreement dated July 10, 1953.  [Filed as Exhibit 5.02o to LG&E's Registration
                                            Statement 2-56357 and incorporated by reference herein]

10.16                 x          x          Copy of Modification No. 4 dated April 30, 1976, to First Supplementary Transmission
                                            Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the
                                            Sponsoring Companies.  [Filed as Exhibit 5.02p to LG&E's Registration Statement
                                            2-61607 and incorporated by reference herein]

10.17                 x          x          Copy of Modification No. 8 dated June 23, 1977, to the Power Agreement between Ohio
                                            Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 5.02q to
                                            LG&E's Registration Statement 2-61607 and incorporated by reference herein]


              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
10.18                 x          x          Copy of Modification No. 9 dated July 1, 1978, to the Power Agreement between Ohio
                                            Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 5.02r to
                                            LG&E's Registration Statement 2-63149 and incorporated by reference herein]

10.19                 x          x          Copy of Modification No. 10 dated August 1, 1979, to the Power Agreement between Ohio
                                            Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 2 to
                                            LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.20                 x          x          Copy of Modification No. 11 dated September 1, 1979, to the Power Agreement between
                                            Ohio Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 3 to
                                            LG&E's Annual Report on Form 10-K for the year ended December 31, 1979, and incorporated by reference herein]

10.21                 x          x          Copy of Modification No. 5 dated September 1, 1979, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies.
                                            [Filed as Exhibit 4 to LG&E's Annual Report on Form 10-K for the year ended December
                                            31, 1979, and incorporated by reference herein]

10.22                 x          x          Copy of Modification No. 12 dated August 1, 1981, to the Power Agreement between Ohio
                                            Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit 10.25 to
                                            LG&E's Annual Report on Form 10-K for the year ended December 31, 1981, and incorporated by reference herein]

10.23                 x          x          Copy of Modification No. 6 dated August 1, 1981, to Inter-Company Power Agreement dated July 5, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies.
                                            [Filed as Exhibit 10.26 to LG&E's Annual Report on Form 10-K for the year ended
                                            December 31, 1981, and incorporated by reference herein]

10.25                 x          x          Copy of Supplemental Executive Retirement Plan as amended through January 3, 1990,


              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
                                            covering all officers of LG&E.  [Filed as Exhibit 10.29 to LG&E's Annual Report on
                                            Form 10-K for the year ended December 31, 1989, and incorporated by reference herein]

10.26                 x          x          Copy of LG&E Energy Corp. Deferred Stock Compensation Plan effective January 1, 1992, covering non-employee directors of the Company and its subsidiaries.  [Filed as
                                            Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December
                                            31, 1991, and incorporated by reference herein]

10.27                 x          x          Copy of form of change in control agreement for officers of LG&E Energy Corp.  [Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended
                                            December 31, 1992, and incorporated by reference herein]

10.28                 x          x          Copy of Supplemental Executive Retirement Plan for R. W. Hale, effective June 1,
                                            1989.  [Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the
                                            year ended December 31, 1992, and incorporated by reference herein]

10.29                 x          x          Copy of Nonqualified Savings Plan covering officers of the Company, effective January
                                            1, 1992.  [Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the
                                            year ended December 31, 1992, and incorporated by reference herein]

10.30                 x          x          Copy of Modification No. 13 dated September 1, 1989, to the Power Agreement between
                                            Ohio Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit
                                            10.42 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.31                 x          x          Copy of Modification No. 14 dated January 15, 1992, to the Power Agreement between
                                            Ohio Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit
                                            10.43 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.32                 x          x          Copy of Modification No. 7 dated January 15, 1992, to Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies.
                                            [Filed as Exhibit 10.44 to LG&E's Annual Report on Form 10-K for the year ended
                                            December 31, 1993, and incorporated by reference herein]

10.33                 x          x          Copy of Modification No. 15 dated February 15, 1993, to the Power Agreement between
                                            Ohio Valley Electric Corporation and Atomic Energy Commission.  [Filed as Exhibit


              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
                                            10.45 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.34                 x          x          Copy of Firm No Notice Transportation Agreement effective November 1, 1993, between
                                            Texas Gas Transmission Corporation and LG&E (expires October 31, 2001) covering the transmission of natural gas.

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

                                            [Filed as Exhibit 10.47 to LG&E's Annual Report on Form 10-K for the
                                            year ended December 31, 1993, and incorporated by reference herein]

10.35                 x          x          Copy of LG&E Energy Corp. Stock Option Plan for Non-Employee Directors.  [Filed as
                                            Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December
                                            31, 1993, and incorporated by reference herein]

10.36                 x          x          Copy of Modification No. 8 dated January 19, 1994, to Intercompany Power Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring
                                            Companies.  [Filed as Exhibit 10.43 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.37                 x          x          Copy of Amendment dated March 1 1995, to Firm No-Notice Transportation Agreements
                                            dated November 1, 1993 (2-Year, 5-Year and 8-Year), between Texas Gas Transmission
                                            Corporation and LG&E covering the transmission of natural gas.  [Filed as Exhibit
                                            10.44 of LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.38                 x          x          Copy of Modification No. 9, dated August 17, 1995, to the Inter-Company Power
                                            Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and the
                                            Sponsoring Companies.  [Filed as Exhibit 10.39 to LG&E's Annual Report on Form 10-K
                                            for the year ended December 31, 1996, and incorporated by reference herein]

10.39                 x          x          Copy of Agreement and Plan of Merger, dated February 10, 1995, between LG&E Natural
                                            Inc., formerly known as Hadson Corporation, Carousel Acquisition Corporation and the


              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
                                            Company.  [Filed as Exhibit 2 of Schedule 13D by the Company on February 21, 1995, and
                                            incorporated by reference herein]

10.40                 x          x          Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas
                                            Transmission Corporation and LG&E (expires October 31, 1998) covering the transportation of natural gas.

                                            Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas Transmission Corporation and LG&E (expires
                                            October 31, 2001) covering the transportation of natural gas.
                                            [Filed as Exhibit 10.45 to LG&E's Annual Report on Form 10-K for the
                                            year ended December 31, 1995, and incorporated by reference herein]

10.41                 x          x          Copy of Firm Transportation Agreement, dated March 1, 1995, between Texas Gas
                                            Transmission Corporation and LG&E (expires October 31, 2000) covering the transportation of natural gas [Filed as Exhibit 10.41 to LG&E's Annual Report on Form
                                            10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.42                 x          x          Copy of Coal Supply Agreement, dated January 1, 1996, between Lafayette Coal Company,
                                            Black Beauty Coal Company and LG&E covering the purchase of coal.  [Filed as Exhibit
                                            10.46 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.43                 x          x          Copy of Coal Supply Agreement, dated December 15, 1995, between W.B. Coal Company,
                                            Inc., Windsor Coal Company and LG&E covering the purchase of coal.  [Filed as Exhibit
                                            10.48 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.44                 x          x          Copy of Coal Supply Agreement, dated June 1, 1996, between Peabody Coalsales Company and LG&E covering the purchase of coal.  [Filed as Exhibit 10.49 to LG&E's Annual
                                            Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.45                 x          x          Copy of Coal Supply Agreement, dated June 1, 1996, between Kindill Mining, Inc. and
                                            LG&E covering the purchase of coal.  [Filed as Exhibit 10.46 to LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.46                 x          x          Copy of Letter Amendment, dated October 31, 1996, to the Coal Supply Agreement dated
                                            June 1, 1996, between Kindill Mining, Inc. and LG&E covering the purchase of coal.
                                            [Filed as Exhibit 10.47 to LG&E's Annual Report on Form 10-K for the year ended
                                            December 31, 1996, and incorporated by reference herein]

                                      118



              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
10.47                 x          x          Copy of Amended and Restated Omnibus Long-Term Incentive Plan effective January 1,
                                            1996, covering officers and key employees of the Company.  [Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.48                 x          x          Copy of Short-Term Incentive Plan effective January 1, 1996, covering officers and key employees of the Company.  [Filed as Exhibit 10.53 to the Company's Annual Report on
                                            Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.49                 x          x          Copy of form of first amendment to change in control agreement for officers of the
                                            Company and key employees dated as of January 1, 1996.  [Filed as Exhibit 10.54 to the
                                            Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.50                 x          x          Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1992.
                                            [Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended
                                            December 31, 1995, and incorporated by reference herein]

10.51                 x          x          Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995.
                                            [Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended
                                            December 31, 1995, and incorporated by reference herein]

10.52                 x          x          Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995.
                                            [Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended
                                            December 31, 1995, and incorporated by reference herein]

10.53                 x          x          Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1,
                                            1992.  [Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the
                                            year ended December 31, 1995, and incorporated by reference herein]

10.54                 x          x          Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1,
                                            1993.  [Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the
                                            year ended December 31, 1995, and incorporated by reference herein]

10.55                 x          x          Copy of Amendment to the Supplemental Executive Retirement Plan, effective January 1,
                                            1995.  [Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the
                                            year ended December 31, 1995, and incorporated by reference herein]


              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------

10.56                 x          x          Copy of Amendment to the Supplemental Executive Retirement Plan, effective May 1,
                                            1995.  [Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the
                                            year ended December 31, 1995, and incorporated by reference herein]

10.57                 x          x          Copy of Form of Master Gas Purchase Agreement, dated December 14, 1993, among Santa
                                            Fe, SFEOP and AGPC.  [Filed as Exhibit 10.23 to LG&E Natural Inc.'s, formerly known as
                                            Hadson Corporation, Registration Statement on Form S-4, File No. 33-68224, and
                                            incorporated by reference herein]

10.58                 x          x          Copy of Credit Agreement, dated as of December 18, 1995, among LG&E, as Borrower, the
                                            Banks named therein, PNC Bank, Kentucky, Inc. as Agent and Bank of Montreal as
                                            Co-Agent.  [Filed as Exhibit 10.01 to the LG&E's Quarterly Report on Form 10-Q/A for
                                            the quarter ended March 31, 1996, and incorporated by reference herein]

10.59                 x          x          Copy of Firm Transportation Agreement, dated November 1, 1996, between LG&E and
                                            Tennessee Gas Pipeline Company for 30,000 MMBtu per day in Firm Transportation Service
                                            under Tennessee's Rate FT-A (expires October 31, 2001).  [Filed as Exhibit 10.42 to
                                            LG&E's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.60                 x          x          Copy of Amendment No. 1, dated as of November 5, 1996, to Credit Agreement dated as of
                                            December 18, 1995, by and among Louisville Gas and Electric Company, the Banks party thereto, and PNC Bank, Kentucky, Inc. as Agent and Bank of Montreal as Co-Agent.
                                            [Filed as Exhibit 10.59 to LG&E's Annual Report on Form 10-K for the year ended
                                            December 31, 1996, and incorporated by reference herein]

10.61                 x          x          Copy of Power Purchase and Sale Agreement, dated as of November 19, 1996, among the
                                            Company, LG&E Power Marketing Inc., and Oglethorpe Power Corporation.  [Filed as
                                            Exhibit 10.66 to LG&E Energy's Annual Report on Form 10-K for the year ended December
                                            31, 1996, and incorporated by reference herein]  [Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the
                                            Securities and Exchange Commission]

10.62                 x          x          Copy of Power Purchase and Sale Agreement, dated as of January 1, 1997, among LG&E
                                            Power Marketing Inc., LG&E Power Inc., and Oglethorpe Power Corporation.  [Filed as
                                            Exhibit 10.67 to LG&E Energy's Annual Report on Form 10-K for the year ended December
                                            31, 1996, and incorporated by reference herein]  [Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the
                                            Securities and Exchange Commission]


              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
10.63                 x                     Copy of U.S. $500,000,000 Credit Agreement, dated as of September 5, 1997, among LG&E
                                            Capital Corp., as Borrower, and the Banks named therein, as Lenders, and Chase
                                            Securities Inc., as Syndication Agent, Bank of Montreal, as Administrative Agent, and
                                            Morgan Guaranty Trust Company of New York, PNC Bank, Kentucky, Inc., The Bank of New
                                            York, The First National Bank of Chicago and Wachovia Bank, N.A., as Co-Agents.
                                            [Filed as Exhibit 10.01 to LG&E Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated by reference herein]

10.64                 x                     Copy of U.S. $ 200,000,000 Credit Agreement, dated as of September 5, 1997, among LG&E
                                            Capital Corp., as Borrower, and the Banks named therein, as Lenders, and Chase
                                            Securities Inc., as Syndication Agent, Bank of Montreal, as Administrative Agent, and
                                            Morgan Guaranty Trust Company of New York, PNC Bank, Kentucky, Inc., The Bank of New
                                            York, The First National Bank of Chicago and Wachovia Bank, N.A., as Co-Agents.
                                            [Filed as Exhibit 10.02 to LG&E Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated by reference herein]

10.65                 x                     Copy of Support Agreement, dated as of September 5, 1997, between LG&E Energy Corp.
                                            and LG&E Capital Corp.  [Filed as Exhibit 10.03 to LG&E Energy's Quarterly Report on
                                            Form 10-Q for the quarter ended September 30, 1997, and incorporated by reference herein]

10.66                 x                     KU Energy Stock Option Agreement, dated as of May 20, 1997, by and between KU Energy and LG&E Energy.  [Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K
                                            filed May 30, 1997 and incorporated by reference herein]

10.67                 x                     Copy of LG&E Energy Stock Option Agreement, dated as of May 20, 1997, by and between
                                            KU Energy and LG&E Energy.  [Filed as Exhibit 99.2 to the Company's Current Report on
                                            Form 8-K filed May 30, 1997 and incorporated by reference herein]




              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
10.68                 x          x          Copy of Employment Agreement between LG&E Energy and Roger W. Hale dated May 20, 1997, effective following the Merger.  [Filed as Annex D to Exhibit 2.01 of this Form 10-K and incorporated by reference herein]

10.69                 x          x          Copy of LG&E Energy Corp. and Louisville Gas and Electric Company Non-Officer Senior
                                            Management Pension Restoration Plan, effective May 1, 1996.  [Filed as Exhibit 10.69 to LG&E Energy's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.70                 x          x          Copy of Employment Contract between the Company and Roger W. Hale effective January 1,
                                            1997.  [Filed as Exhibit 10.70 to LG&E Energy's Annual Report on Form 10-K for the
                                            year ended December 31, 1996, and incorporated by reference herein]

10.72                 x                     Copy of Indenture between LG&E Capital Corp. and the Bank of New York as Trustee dated as of January 15, 1998.

10.73                 x                     Copy of First Supplemental Indenture between LG&E Capital Corp. and The Bank of New
                                            York as Trustee dated as of January 15, 1998.

10.74                 x          x          Copy of Supplemental Executive Retirement Plan as amended through January 1, 1998, covering officers of LG&E Energy.

10.75                 x          x          Copy of form of Change in Control Agreement for officers of LG&E Energy Corp.

10.76                 x          x          Copy of Coal Supply Agreement between LG&E and Kindill Mining, Inc., dated July 1,
                                            1997.

10.77                 x          x          Copy of Coal Supply Agreement between LG&E and Lafayette Coal dated January 1, 1997.

10.78                 x          x          Copy of Coal Supply Agreement between LG&E and Charolais Corp. dated January 1, 1997, and assigned to Centennial Resources Inc. as of March 7, 1997, and Amendments #1 and
                                            #2 dated August 1, 1997, and January 1, 1998, thereto.



              Applicable to
              Form 10-K of
Exhibit       LG&E
No.           Energy           LG&E         Description
-------       --------------   ----         -----------
10.79                 x          x          Copy of Coal Supply Agreement between LG&E and Warrior Coal Corp. dated January 1,
                                            1997, and Amendments #1 and #2 dated May 1, 1997, and December 1, 1997, thereto.

10.80                 x          x          Copy of Coal Supply Agreement between LG&E and Andalex Resources, Inc., dated April 1,
                                            1997, and an Amendment dated August 1, 1997, thereto.

10.81                 x          x          Copies of Amendments dated September 23, 1997, to Firm No-Notice Transportation
                                            Agreements dated November 1, 1993, between Texas Gas Transmission Corporation and
                                            LG&E, as amended.

10.82                 x          x          Copies of Amendments dated September 23, 1997, to Firm Transportation Agreements dated
                                            March 1, 1995, between Texas Gas Transmission Corporation and LG&E, as amended.

10.83                 x          x          Copy of Gas Transportation Agreement dated November 1, 1996, between Tennessee Gas
                                            Pipeline Company and LG&E and amendments dated February 4, 1997, thereto.  [Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission]

12                               x          Computation of Ratio of Earnings to Fixed Charges for LG&E.

21                    x          x          Subsidiaries of the Registrant.

23.01                 x                     Consent of Independent Public Accountants for LG&E Energy Corp.

23.02                            x          Consent of Independent Public Accountants for LG&E.

23.03                 x          x          Consent of Independent Public Accountants for KU Energy.

24                    x          x          Power of Attorney.

27                    x          x          Financial Data Schedules for LG&E Energy Corp. and LG&E.

99.01                 x          x          Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private
                                            Securities Litigation Reform Act of 1995.

99.02                 x                     Description of Common Stock.

99.03                 x          x          Audited Financial Statements of KU Energy Corporation.  [Item 8 of Part II of KU
                                            Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
                                            1997, File No. 1-10944, and incorporated by reference herein]

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

Amendment to the Non-Qualified Savings Plan, effective January 1, 1992. [Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

Amendment to the Non-Qualified Savings Plan, effective January 1, 1995. [Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1992. [Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1993. [Filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

Amendment to the Supplemental Executive Retirement Plan, effective January 1, 1995. [Filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

Amendment to the Supplemental Executive Retirement Plan, effective May 1, 1995. [Filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

Copy of Employment Contract between the Company and Roger W. Hale effective January 1, 1997. [Filed as Exhibit 10.70 to LG&E Energy's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

Copy of Employment Agreement between LG&E Energy and Roger W. Hale dated May 20, 1997, effective following the merger [Filed as Annex D to
Exhibit 2.01 of this Form 10-K]

LG&E Energy Corp. and Louisville Gas and Electric Company Non-Officer Senior Management Pension Restoration Plan, effective May 1, 1996. [Filed as Exhibit
10.69 to LG&E Energy's Annual Report on Form 10-K for the year ended
December 31, 1996, and incorporated by reference herein]

Copy of form of Change in Control Agreement for officers of LG&E Energy Corp. [Filed as Exhibit 10.75 to this Form 10-K]

(c) Reports on Form 8-K:

On October 17, 1997, LG&E Energy Corp. filed a report on Form 8-K stating that on October 14, 1997, the board of directors of LG&E Energy Corp. elected Jeffery T. Grade, 53, to the boards of LG&E Energy Corp. and Louisville Gas and Electric Company. Mr. Grade will fulfill the term of Mr. Ronald L. Bittner, who passed away Aug. 31.

On January 8, 1998, LG&E Energy Corp. filed a report on Form 8-K stating that:

(1) On December 19, 1997, LG&E Power Argentina I Inc. ("LG&E Argentina"), a wholly-owned indirect subsidiary of the Company, entered into a Put and Call Agreement with Pluspetrol Resources Corporation ("Pluspetrol") and ASTRA Compania Argentina de Petroleo S.A. ("Astra") pursuant to which Pluspetrol and Astra have an option to purchase from LG&E Argentina, and LG&E Argentina has an option to sell to Pluspetrol and Astra, LG&E Argentina's one-third interest in the company which owns and operates the San Miguel facility, at a purchase price which is established based upon a variable pricing structure.

(2)   On December 30, 1997, LG&E Energy Corp. announced that it elected
      R. Foster Duncan, 43, to the position of executive vice president, planning and development, effective January 12, 1998.



                       LG&E Energy Corp. and Subsidiaries                           Schedule II
                 Schedule II - Valuation and Qualifying Accounts
                   For the Three Years Ended December 31, 1997
                                (Thousands of $)

                                                                                                              (a)
                                                                                                      Accumulated
                                               Other            Accounts               Price             Deferred
                                            Property          Receivable                Risk         Income Taxes
                                                 and      (Uncollectible          Management          (NOL Carry-
                                         Investments           Accounts)            Reserves            forwards)
                                         -----------      --------------          ----------         -------------
Balance December 31, 1994                   $ 2,545             $ 1,539          $        -          $         -

Additions:
    Charged to costs and expenses             6,523               4,039                   -                    -
    Other additions                              41               4,614                   -               29,501
Deductions:
    Net charges of nature for which
       reserves were created                      -               3,923                   -                    -
    Other deductions                            502                   -                   -                    -
                                          ---------          ----------          ----------          -----------

Balance December 31, 1995                     8,607               6,269                   -               29,501

Additions:
    Charged to costs and expenses            10,934               2,940               7,241                    -
    Other additions                             641                 616                   -                    -
Deductions:
    Net charges of nature for which
       reserves were created                      -               3,224                   -                    -
    Other deductions                          1,479                   -                   -                3,900
                                           --------          ----------          ----------             --------
Balance December 31, 1996                    18,703               6,601               7,241               25,601

Additions:
    Charged to costs and expenses            11,793               3,982                   -                    -
    Other additions                           7,570               1,997                   -                    -
Deductions:
    Net charges of nature for which
       reserves were created                    354               2,838                   -                    -
    Other deductions                              -                  75               2,003                    -
                                         ----------           ---------             -------         ------------

Balance December 31, 1997                   $37,712             $ 9,667             $ 5,238              $25,601
                                            =======             =======             =======              =======


 (a) Partially offsets a deferred tax debit included in accumulated deferred income taxes. The debit represents net operating loss carryforwards available from a previous acquisition.


                       Louisville Gas and Electric Company                                     Schedule II
                 Schedule II - Valuation and Qualifying Accounts
                   For the Three Years Ended December 31, 1997
                                (Thousands of $)



                                                     Other                  Accounts
                                                  Property                Receivable
                                                       and            (Uncollectible
                                               Investments                 Accounts)
                                               -----------            --------------
Balance December 31, 1994                         $     63                  $  1,203

Additions:
    Charged to costs and expenses                        -                     3,200
Deductions:
    Net charges of nature for which
       reserves were created                             -                     3,043
                                                ----------                   -------

Balance December 31, 1995                               63                     1,360

Additions:
    Charged to costs and expenses                        -                     2,600
Deductions:
    Net charges of nature for which
       reserves were created                             -                     2,490
                                                ----------                   -------

Balance December 31, 1996                               63                     1,470

Additions:
    Charged to costs and expenses                        -                     2,300
Deductions:
    Net charges of nature for which
       reserves were created                             -                     2,475
                                                ----------                   -------

Balance December 31, 1997                         $     63                   $ 1,295
                                                  ========                   =======


    Unaudited Pro Forma Combined Condensed Consolidated Financial Information

The following unaudited pro forma financial information combines the historical balance sheets and statements of income of LG&E Energy and KU Energy, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at December 31, 1997 gives effect to the Merger as if it had occurred at December 31, 1997. The unaudited pro forma combined condensed statements of income for all periods give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. The pro forma financial information does not give effect to the expected synergies of the transaction.

The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of LG&E Energy and KU Energy. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date as of which, or at the beginning of the periods for which, the Merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

                                LG&E Energy Corp.
              Unaudited Pro Forma Combined Condensed Balance Sheet
                              At December 31, 1997
                                (Thousands of $)


                                                                     LG&E           KU Energy         Pro Forma        Pro Forma
                                                                    Energy        (As Reported)      Adjustment        Combined
                                                                 (As Reported)      (Note 1)          (Note 2)         (Note 3)
                                                                 -------------      --------          --------         --------
ASSETS:
Current assets:
    Cash and temporary cash investments.......................   $    104,366      $     21,726  $              -      $   126,092
    Marketable securities.....................................         22,300                 -                 -           22,300
    Accounts receivable - less reserve........................        521,166            74,937              (156)         595,947
    Materials and supplies - primarily at average cost:
       Fuel (predominantly coal)..............................         17,651            27,799                 -           45,450
       Gas stored underground.................................         49,396                 -                 -           49,396
       Other..................................................         31,866            23,648                 -           55,514
    Price risk management assets..............................        120,341                 -                 -          120,341
    Prepayments and other.....................................         10,599             5,769                 -           16,368
                                                                 ------------      ------------  ----------------      -----------
       Total current assets...................................        877,685           153,879              (156)       1,031,408
                                                                 ------------      ------------  ----------------      -----------

Utility plant:
    At original cost..........................................      2,779,234         2,611,634                 -        5,390,868
    Less:  reserve for depreciation...........................      1,072,842         1,128,282                 -        2,201,124
                                                                 ------------      ------------  ----------------      -----------
       Net utility plant......................................      1,706,392         1,483,352                 -        3,189,744
                                                                 ------------      ------------  ----------------      -----------

Other property and investments - less reserve:
    Investments in affiliates.................................        168,276             2,157                 -          170,433
    Non-utility property and plant, net.......................        421,486             2,666                 -          424,152
    Price risk management assets..............................         44,240                 -                 -           44,240
    Other  ...................................................         24,743            42,409                 -           67,152
                                                                 ------------      ------------  ----------------      -----------
       Total other property and investments...................        658,745            47,232                 -          705,977
                                                                 ------------      ------------  ----------------      -----------
Deferred debits and other assets..............................        123,569            52,799            (5,012)         171,356
                                                                 ------------      ------------  ----------------      -----------
    Total assets..............................................   $  3,366,391      $  1,737,262  $         (5,168)     $ 5,098,485
                                                                 ============      ============  ================      ===========

CAPITAL AND LIABILITIES:
Current liabilities:
    Long-term debt due within one year........................   $     20,000      $         21  $              -      $    20,021
    Notes payable.............................................        360,184            33,600                 -          393,784
    Accounts payable..........................................        449,230            29,561             3,082          481,873
    Trimble County settlement.................................         13,248                 -                 -           13,248
    Price risk management liabilities.........................        131,107                 -                 -          131,107
    Other  ...................................................         84,966            42,733            (3,330)         124,369
                                                                 ------------      ------------  ----------------      -----------
       Total current liabilities..............................      1,058,735           105,915              (248)       1,164,402
                                                                 ------------      ------------  ----------------      -----------
Long-term debt................................................        664,339           546,351                 -        1,210,690

Deferred credits and other liabilities:
    Accumulated deferred income taxes.........................        327,343           252,492                 -          579,835
    Investment tax credit, in process of amortization.........         75,800            26,131                 -          101,931
    Accumulated provision for pensions and related benefits...         43,883            35,664                             79,547
    Regulatory liability......................................         65,502            51,577                 -          117,079
    Price risk management liabilities.........................         23,803                 -                 -           23,803
    Other  ...................................................         67,576            15,010                 -           82,586
                                                                 ------------      ------------  ----------------      -----------
       Total deferred credits and other liabilities...........        603,907           380,874                 -          984,781
                                                                 ------------      ------------  ----------------      -----------
Minority interest.............................................        105,985                 -                 -          105,985

Cumulative preferred stock....................................         98,353            40,000                 -          138,353

Common equity.................................................        835,072           664,122            (4,920)       1,494,274
                                                                 ------------      ------------  ----------------      -----------
    Total capital and liabilities.............................   $  3,366,391      $  1,737,262  $         (5,168)     $ 5,098,485
                                                                 ============      ============  ================      ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                LG&E Energy Corp.
           Unaudited Pro Forma Combined Condensed Statement of Income
                          Year Ended December 31, 1997
                     (Thousands of $ Except Per Share Data)


                                                                     LG&E           KU Energy         Pro Forma        Pro Forma
                                                                    Energy        (As Reported)      Adjustment        Combined
                                                                 (As Reported)      (Note 1)          (Note 2)         (Note 3)
                                                                 -------------      --------          --------         --------
REVENUES:
    Energy marketing and trading..............................     $3,266,811   $             -     $          (4)      $3,266,807
    Electric utility..........................................        615,159           716,410              (305)       1,331,264
    Gas utility...............................................        231,011                 -                 -          231,011
    Argentine gas distribution and other......................        150,839             5,899                 -          156,738
                                                                   ----------   ---------------     -------------       ----------
       Total revenues.........................................      4,263,820           722,309              (309)       4,985,820
                                                                   ----------   ---------------     -------------       ----------

COST OF REVENUES:
    Energy marketing and trading..............................      3,245,234                 -               (14)       3,245,220
    Fuel and power purchased..................................        166,692           260,981              (295)         427,378
    Gas supply expenses.......................................        158,929                 -                 -          158,929
    Argentine gas distribution and other......................         84,873                 -                 -           84,873
                                                                   ----------   ---------------     -------------       ----------
       Total cost of revenues.................................      3,655,728           260,981              (309)       3,916,400
                                                                   ----------   ---------------     -------------       ----------

Gross profit..................................................        608,092           461,328                 -        1,069,420

OPERATING EXPENSES:
    Operation and maintenance:
       Energy marketing and trading...........................         40,012                 -                 -           40,012
       Utility................................................        214,635           201,247                 -          415,882
       Argentine gas distribution and other...................         49,562             3,661                 -           53,223
    Depreciation and amortization.............................        115,736            84,297                 -          200,033
    Non-recurring charges.....................................         (1,342)                -                 -           (1,342)
                                                                   ----------   ---------------     -------------       ----------
       Total operating expenses...............................        418,603           289,205                 -          707,808
                                                                   ----------   ---------------     -------------       ----------

Equity in earnings of joint ventures..........................         21,014                 -                 -           21,014
                                                                   ----------   ---------------     -------------       ----------

OPERATING INCOME..............................................        210,503           172,123                 -          382,626

Other income and (deductions).................................         15,476             3,960                 -           19,436
Interest charges and preferred dividends......................         63,865            41,959                 -          105,824
Minority interest.............................................          9,035                 -                 -            9,035
                                                                   ----------   ---------------     -------------       ----------
Income before income taxes....................................        153,079           134,124                 -          287,203

Income taxes..................................................         55,262            48,945                 -          104,207
                                                                   ----------   ---------------     -------------       ----------

NET INCOME (Note 5)...........................................     $   97,817   $        85,179     $           -       $  182,996
                                                                   ==========   ===============     =============       ==========

Average common shares outstanding (Note 4)....................         66,471            37,818            25,338          129,627

Earnings per share of common stock - basic and diluted........          $1.47             $2.25            $  -              $1.41
                                                                        =====             =====           =======            =====

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                LG&E Energy Corp.
           Unaudited Pro Forma Combined Condensed Statement of Income
                          Year Ended December 31, 1996
                     (Thousands of $ Except Per Share Data)


                                                                     LG&E           KU Energy         Pro Forma        Pro Forma
                                                                    Energy        (As Reported)      Adjustment         Combined
                                                                 (As Reported)      (Note 1)          (Note 2)          (Note 3)
                                                                 -------------      --------          --------          --------
REVENUES:
    Energy marketing and trading (Note 6).....................     $2,748,873      $          -      $          -       $2,748,873
    Electric utility..........................................        607,160           711,686              (760)       1,318,086
    Gas utility...............................................        214,419                 -                 -          214,419
    Argentine gas distribution and other......................         19,013             4,522                 -           23,535
                                                                  -----------         ---------      ------------      -----------
       Total revenues.........................................      3,589,465           716,208              (760)       4,304,913
                                                                  -----------         ---------      ------------      -----------
COST OF REVENUES:
    Energy marketing and trading..............................      2,664,399                 -              (257)       2,664,142
    Fuel and power purchased..................................        166,323           260,688              (503)         426,508
    Gas supply expenses.......................................        140,482                 -                 -          140,482
    Argentine gas distribution and other......................         13,059                 -                 -           13,059
                                                                  -----------         ---------      ------------      -----------
       Total cost of revenues.................................      2,984,263           260,688              (760)       3,244,191
                                                                  -----------         ---------      ------------      -----------

Gross profit..................................................        605,202           455,520                 -        1,060,722

OPERATING EXPENSES:
    Operation and maintenance:
       Energy marketing and trading...........................         41,916                 -                 -           41,916
       Utility................................................        214,786           201,811                 -          416,597
       Argentine gas distribution and other...................         25,991             2,759                 -           28,750
    Depreciation and amortization.............................        103,556            80,612                 -          184,168
    Non-recurring charges (Notes 7 and 8).....................         26,330             5,493                 -           31,823
                                                                  -----------         ---------      ------------      -----------
       Total operating expenses...............................        412,579           290,675                 -          703,254
                                                                  -----------         ---------      ------------      -----------

Equity in earnings of joint ventures..........................         18,818                 -                 -           18,818
                                                                  -----------         ---------      ------------      -----------

OPERATING INCOME..............................................        211,441           164,845                 -           376,286

Other income and (deductions).................................          3,808             5,327                 -            9,135
Interest charges and preferred dividends......................         53,887            41,889                 -           95,776
                                                                  -----------         ---------      ------------      -----------

Income before income taxes....................................        161,362           128,283                 -          289,645

Income taxes..................................................         57,359            46,334                 -          103,693
                                                                  -----------         ---------      ------------      -----------
NET INCOME ......                                                 $   104,003         $  81,949      $          -      $   185,952
                                                                  ===========         =========      ============      ===========
Average common shares outstanding (Note 4)....................         66,294            37,818            25,338          129,450

Earnings per share of common stock - basic and diluted........          $1.57             $2.17           $     -            $1.44
                                                                        =====             =====           =======            =====

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                LG&E Energy Corp.
           Unaudited Pro Forma Combined Condensed Statement of Income
                          Year Ended December 31, 1995
                     (Thousands of $ Except Per Share Data)

                                                                     LG&E           KU Energy         Pro Forma         Pro Forma
                                                                    Energy        (As Reported)      Adjustment          Combined
                                                                 (As Reported)      (Note 1)          (Note 2)           (Note 3)
                                                                  -----------         ---------      ------------      -----------
REVENUES:
    Energy marketing and trading..............................     $  630,249    $            -        $   (1,616)     $   628,633
    Electric utility..........................................        571,086           686,400           (2,212)        1,255,274
    Refund - Trimble County settlement (Note 9)...............        (28,300)                -                 -          (28,300)
    Gas utility...............................................        181,126                 -                 -          181,126
    Argentine gas distribution and other......................         20,519             4,028                 -           24,547
                                                                  -----------         ---------      ------------      -----------
       Total revenues.........................................      1,374,680           690,428            (3,828)       2,061,280
                                                                  -----------         ---------      ------------      -----------

COST OF REVENUES:
    Energy marketing and trading..............................        604,302                 -                 -          604,302
    Fuel and power purchased..................................        154,832           259,424            (3,828)         410,428
    Gas supply expenses.......................................        110,738                 -                 -          110,738
    Argentine gas distribution and other......................         19,858                 -                 -           19,858
                                                                  -----------         ---------      ------------      -----------
       Total cost of revenues.................................        889,730           259,424            (3,828)       1,145,326
                                                                  -----------         ---------      ------------      -----------

Gross profit..................................................        484,950           431,004                 -          915,954

OPERATING EXPENSES:
    Operation and maintenance:
       Energy marketing and trading...........................         18,177                 -                 -           18,177
       Utility................................................        203,284           198,712                 -          401,996
       Argentine gas distribution and other...................         21,697             2,969                 -           24,666
    Depreciation and amortization.............................         94,393            75,268                 -          169,661
                                                                  -----------         ---------      ------------      -----------
       Total operating expenses...............................        337,551           276,949                 -          614,500
                                                                  -----------         ---------      ------------      -----------

Equity in earnings of joint ventures..........................         28,158                 -                 -           28,158
                                                                  -----------         ---------      ------------      -----------

OPERATING INCOME..............................................        175,557           154,055                 -          329,612

Other income and (deductions).................................          5,389             6,092                 -           11,481
Interest charges and preferred dividends......................         53,822            42,273                 -           96,095
                                                                  -----------         ---------      ------------      -----------

Income before income taxes....................................        127,124           117,874                 -          244,998

Income taxes..................................................         44,294            41,821                 -           86,115
                                                                 ------------        ----------    --------------     ------------

NET INCOME ...................................................    $    82,830         $  76,053        $        -      $   158,883
                                                                  ===========         =========    ==============      ===========

Average common shares outstanding (Note 4)....................         66,105            37,818            25,338          129,261

Earnings per share of common stock - basic and diluted........          $1.25             $2.01           $     -            $1.23
                                                                        =====             =====           =======            =====

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

3. Merger-related transaction costs are currently estimated to be approximately $16.5 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). LG&E
       Energy and KU Energy have incurred transaction costs of $13.3 million through December 31, 1997, which are included in deferred debits and other assets in the pro forma combined condensed balance sheet. None of the estimated cost savings resulting from the Merger or costs to achieve such savings have been reflected in the pro forma combined condensed statements of income. A charge of $4.92 million ($8.25 million, net of income taxes of $3.33 million) as a pro forma adjustment to retained earnings and a credit of $5.0 million ($8.25 million less $13.3 million actual charges incurred through December
       31, 1997) as a pro forma adjustment to deferred debits and other assets have been made in the pro forma combined condensed balance sheet to recognize such estimated transaction costs and the proposed treatment following the consummation of the Merger.

4. The pro forma combined condensed financial statements reflect the conversion of each share of KU Energy Common Stock (no par value) outstanding into 1.67 shares of LG&E Energy Common Stock (no par value) as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

5. LG&E Energy's non-recurring charges for the year ended December 31, 1997, included a net insurance settlement of $7.6 million related to losses incurred in its Canadian office during 1996, partially offset by a charge of $6.3 million to reflect the costs of consolidating the trading, risk management and administrative operations of its power and gas marketing divisions into a single energy marketing unit, located in its Louisville headquarters.

6. LG&E Energy adopted the mark-to-market method of accounting for its energy trading and price risk management activities during 1996. This resulted in an increase in Energy Marketing and Trading revenues and income from operations of $26.2 million for 1996. The impact on prior period financial results was immaterial.

7. LG&E Energy's net income for the year ended December 31, 1996, includes a non-recurring after-tax charge of $17.1 million for losses in its natural gas marketing business resulting from unauthorized transactions entered into by a marketer in its Calgary, Alberta, office. This charge is reflected in non-recurring charges on the respective statements of income.

8. KU Energy's net income for the year ended December 31, 1996, includes a non-recurring write-off of nonutility investments of $5.5 million which is reflected in non-recurring charges.

9. LG&E Energy's 1995 operating revenues were reduced by $28.3 million related to a settlement agreement approved by the Kentucky Commission on December 8, 1995, which resolved numerous legal and regulatory proceedings to determine the appropriate ratemaking treatment to implement the Kentucky Commission's 1988 decision that LG&E should not be allowed to recover 25% of the cost of Trimble County Unit 1 (Trimble
       County) from ratepayers.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LG&E ENERGY CORP.
                                   Registrant

March 4, 1998                     /s/ Victor A. Staffieri
-------------                     ----------------------------
(Date)                            Victor A. Staffieri
                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                Title                         Date
---------                -----
Roger W. Hale            Chairman of the Board,
                         President and Chief
                         Executive Officer (Prin-
                         cipal Executive Officer);

Victor A. Staffieri      Chief Financial Officer
                         (Principal Financial and
                         Accounting Officer);

William C. Ballard, Jr.  Director;

Owsley Brown, II         Director;

S. Gordon Dabney         Director;

Gene P. Gardner          Director;

Jeffrey T. Grade         Director;

J. David Grissom         Director;

David B. Lewis           Director;

Anne H. McNamara         Director;

T. Ballard Morton, Jr.   Director; and

Dr. Donald C. Swain      Director.

By  /s/ Victor A. Staffieri                            March 4, 1998
    -----------------------
       Victor A. Staffieri
       (Attorney-In-Fact)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LOUISVILLE GAS AND ELECTRIC COMPANY
                                   Registrant

March 4, 1998                      /s/ Victor A. Staffieri
-------------                      -----------------------------
(Date)                             Victor A. Staffieri
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                 Title                        Date
---------                 -----                        ----
Roger W. Hale             Chairman of the Board
                          and Chief Executive
                          Officer (Principal
                          Executive Officer);

Victor A. Staffieri       Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer);

William C. Ballard, Jr.   Director;

Owsley Brown, II          Director;

S. Gordon Dabney          Director;

Gene P. Gardner           Director;

Jeffrey T. Grade          Director;

J. David Grissom          Director;

David B. Lewis            Director;

Anne H. McNamara          Director;

T. Ballard Morton, Jr.    Director; and

Dr. Donald C. Swain       Director.

By  /s/ Victor A. Staffieri                            March 4, 1998
    -----------------------
       Victor A. Staffieri
       (Attorney-In-Fact)

                                      136