Form 10-Q
period 1998-03-31
LG&E ENERGY CORP; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1998-05-15
CIK 861388, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1998


                                    or


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

                            LG&E Energy Corp.
        129,682,889 shares, without par value, as of May 5, 1998.

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of April 30, 1998, all held by LG&E Energy Corp.

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

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Statements of Income                                1
            Balance Sheets                                      2
            Statements of Cash Flows                            4
            Statements of Retained Earnings                     6
            Statements of Comprehensive Income                  7

          Louisville Gas and Electric Company
            Statements of Income                                8
            Balance Sheets                                      9
            Statements of Cash Flows                           11
            Statements of Retained Earnings                    12
            Statements of Comprehensive Income                 13

          Notes to Financial Statements                        14

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   17

                             PART II

Item 1 Legal Proceedings                                       21

Item 5 Other Information
          Unaudited Supplemental Pro Forma Financial
            Information                                        22
          Unaudited Supplemental Pro Forma Combined
            Condensed Balance Sheet as of March 31, 1998       23
          Unaudited Supplemental Pro Forma Combined
            Condensed Statements of Income:
               Three Months Ended March 31, 1998               25
               Three Months Ended March 31, 1997               26
          Notes to Unaudited Supplemental Pro Forma
            Combined Condensed Financial Statements            27

Item 6 Exhibits and Reports on Form 8-K                        28

       Signatures                                              29

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                           Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

REVENUES:
Energy marketing and trading                        $  940,714 $1,059,078
Electric utility                                       140,585    128,827
Gas utility                                             92,759     96,738
Argentine gas distribution and other                    34,170     18,600
 Total revenues                                      1,208,228  1,303,243

COST OF REVENUES:
Energy marketing and trading                           932,479  1,046,396
Fuel and power purchased                                45,640     35,019
Gas supply expenses                                     64,076     67,825
Argentine gas distribution and other                    19,427     11,394
 Total cost of revenues                              1,061,622  1,160,634

Gross profit                                           146,606    142,609

OPERATING EXPENSES:
Operation and maintenance:
 Energy marketing and trading                           10,506     11,970
 Utility                                                55,590     53,431
 Argentine gas distribution and other                   12,781      7,802
Depreciation and amortization                           31,750     27,887
 Total operating expenses                              110,627    101,090

Equity in earnings
 of joint ventures                                       5,119      3,384

OPERATING INCOME                                        41,098     44,903

Other income and (deductions)                            1,531      3,367
Interest charges and preferred dividends                16,627     14,422
Minority interest                                        1,343        568

Income before income taxes                              24,659     33,280

Income taxes                                             6,896     12,041

NET INCOME                                          $   17,763 $   21,239

Average common shares
 outstanding                                            66,528     66,383

Earnings per share - basic and diluted              $      .27 $      .32

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                     March 31,    Dec. 31,
                                                        1998        1997

CURRENT ASSETS:
Cash and temporary cash investments                 $  134,984 $  104,366
Marketable securities                                   25,048     22,300
Accounts receivable - less reserve                     465,114    521,166
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              21,501     17,651
 Gas stored underground                                 13,365     49,396
 Other                                                  31,985     31,866
Price risk management assets                           182,262    120,341
Prepayments and other                                    4,340     10,599
 Total current assets                                  878,599    877,685

UTILITY PLANT:
At original cost                                     2,789,600  2,779,234
Less:  reserve for depreciation                      1,087,647  1,072,842
 Net utility plant                                   1,701,953  1,706,392

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in affiliates                               153,042    168,276
Non-utility property and plant, net                    420,918    421,486
Price risk management assets                            57,025     44,240
Other                                                   29,228     24,743
 Total other property and investments                  660,213    658,745

DEFERRED DEBITS AND OTHER ASSETS                       120,837    123,569

Total assets                                        $3,361,602 $3,366,391

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                          Balance Sheets (cont.)
                             (Thousands of $)

                         LIABILITIES AND CAPITAL

                                                    (Unaudited)
                                                     March 31,    Dec. 31,
                                                        1998        1997

CURRENT LIABILITIES:
Long-term debt due within one year                  $   20,000 $   20,000
Notes payable                                          205,515    360,184
Accounts payable                                       393,748    449,230
Trimble County settlement                               11,542     13,248
Price risk management liabilities                      177,238    131,107
Other                                                   78,388     84,966
 Total current liabilities                             886,431  1,058,735

Long-term debt                                         814,371    664,339

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 319,633    327,343
Investment tax credit, in
 process of amortization                                74,722     75,800
Regulatory liability                                    71,287     65,502
Price risk management liabilities                       53,848     23,803
Other                                                  111,064    111,459
 Total deferred credits and other liabilities          630,554    603,907

Minority interests                                      99,173    105,985

Cumulative preferred stock                              98,353     98,353

COMMON EQUITY:
Common stock, without par value -
 66,527,636 shares outstanding                         470,136    470,136
Other                                                   (1,391)    (1,068)
Retained earnings                                      363,975    366,004
 Total common equity                                   832,720    835,072

Total liabilities and capital                       $3,361,602 $3,366,391

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  17,763  $  21,239
Items not requiring cash currently:
 Depreciation and amortization                          31,750     27,887
 Deferred income taxes - net                            (1,131)     6,529
 Change in net price risk management assets              1,470    (22,313)
 Other                                                  (2,361)     2,352
Change in net current assets                            30,607     17,290
Other                                                  (13,730)    (2,457)
 Net cash flows from operating activities               64,368     50,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 (3,584)   (11,846)
Proceeds from sales of securities                          961      2,033
Construction expenditures                              (22,954)   (21,366)
Proceeds from sale of investment
 in affiliate                                           16,000          -
Investments in affiliates                                    -       (985)
Acquisition of interests in
 Argentine natural gas distribution
 companies, net of cash and temporary
 cash investments acquired                                   -   (126,499)
  Net cash flows from investing activities              (9,577)  (158,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of medium-term notes                          150,000          -
Repayment of short-term borrowings                    (995,724)   (61,000)
Short-term borrowings                                  841,343    201,000
Issuance of common stock                                     -      2,594
Payment of common dividends                            (19,792)   (19,073)
 Net cash flows from financing activities            $ (24,173) $ 123,521

                    LG&E Energy Corp. and Subsidiaries
                     Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                    $  30,618  $  15,385

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                   104,366    114,669

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $ 134,984  $ 130,054

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid (received) during the period for:
  Income taxes                                       $   2,160  $     (62)
  Interest on borrowed money                            16,073     13,175

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

                    LG&E Energy Corp. and Subsidiaries
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

Balance at beginning
 of period                                            $366,004   $345,994
Net income                                              17,763     21,239
Cash dividends declared on
 common stock ($.2975 and
 $.2875 per share)                                      19,792     19,112

Balance at end of period                              $363,975   $348,121

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                    Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

Net income                                             $17,763    $21,239

Unrealized holding losses on
 available-for-sale securities
 arising during the period                                 (14)      (405)

Reclassification adjustment for realized
 gains and losses on available-for-sale
 securities included in net income                         111        (18)

Other comprehensive income (loss), before tax               97       (423)

Income tax expense related to items
 of other comprehensive income                              37       (169)

Comprehensive income                                   $17,823    $20,985

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

REVENUES:
Electric                                              $140,585   $128,661
Gas                                                     92,759     96,738
 Total operating revenues                              233,344    225,399

OPERATING EXPENSES:
Fuel for electric generation                            36,041     31,012
Power purchased                                          9,600      4,007
Gas supply expenses                                     64,076     67,825
Other operation expenses                                40,368     36,868
Maintenance                                             10,266     11,722
Depreciation and amortization                           23,294     22,952
Federal and state
 income taxes                                           12,417     13,277
Property and other taxes                                 4,956      4,841
 Total operating expenses                              201,018    192,504

NET OPERATING INCOME                                    32,326     32,895

Other income and (deductions)                              311        886
Interest charges                                         9,238      9,814

NET INCOME                                              23,399     23,967

Preferred stock dividends                                1,123      1,127

NET INCOME AVAILABLE
 FOR COMMON STOCK                                     $ 22,276   $ 22,840

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                     March 31,    Dec. 31,
                                                        1998        1997

UTILITY PLANT:
At original cost                                    $2,789,600 $2,779,234
Less:  reserve for depreciation                      1,087,647  1,072,842
 Net utility plant                                   1,701,953  1,706,392

OTHER PROPERTY AND INVESTMENTS -
 LESS RESERVES                                           1,267      1,365

CURRENT ASSETS:
Cash and temporary cash investments                     89,015     50,472
Marketable securities                                   22,001     19,311
Accounts receivable - less reserve                     102,670    124,872
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              21,501     17,651
 Gas stored underground                                 15,352     41,487
 Other                                                  31,966     31,866
Prepayments                                              2,060      2,627
 Total current assets                                  284,565    288,286

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 6,147      6,074
Regulatory assets                                       26,545     24,899
Other                                                   25,773     28,625
 Total deferred debits and other assets                 58,465     59,598

Total assets                                        $2,046,250 $2,055,641

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                     March 31,    Dec. 31,
                                                        1998        1997

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      261,386    258,910
Other                                                     (731)      (754)
 Total common equity                                   685,825    683,326
Cumulative preferred stock                              95,328     95,328
Long-term debt                                         626,800    626,800
 Total capitalization                                1,407,953  1,405,454

CURRENT LIABILITIES:
Long-term debt due within one year                      20,000     20,000
Accounts payable                                        72,347     98,894
Trimble County settlement                               11,542     13,248
Dividends declared                                      20,923     21,152
Accrued taxes                                           27,903     18,723
Accrued interest                                         8,130      8,016
Other                                                   16,152     14,608
 Total current liabilities                             176,997    194,641

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 246,625    249,851
Investment tax credit, in
 process of amortization                                74,722     75,800
Accumulated provision for pensions
 and related benefits                                   40,608     40,608
Regulatory liability                                    71,287     65,502
Other                                                   28,058     23,785
 Total deferred credits and other liabilities          461,300    455,546

Total capital and liabilities                       $2,046,250 $2,055,641

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  23,399  $  23,967
Items not requiring cash currently:
 Depreciation and amortization                          23,294     22,952
 Deferred income taxes - net                             2,547        253
 Investment tax credit - net                            (1,078)    (1,086)
 Other                                                   1,000        931
Changes in net current assets:
 Accounts receivable                                    22,202      5,086
 Materials and supplies                                 22,185     27,834
 Trimble County settlement                              (1,706)    (1,712)
 Accounts payable                                      (26,547)   (39,977)
 Accrued taxes                                           9,180     13,703
 Accrued interest                                          114     (1,501)
 Prepayments and other                                   2,111      2,110
Other                                                    4,710      2,274
 Net cash flows from operating activities               81,411     54,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 (3,096)   (10,238)
Proceeds from sales of securities                          444        740
Construction expenditures                              (19,064)   (19,284)
 Net cash flows from investing activities              (21,716)   (28,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                   (21,152)   (20,131)
 Net cash flows from financing activities              (21,152)   (20,131)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       38,543      5,921

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    50,472     56,792

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  89,015  $  62,713

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid (refunded) during the period for:
  Income taxes                                       $   4,276  $     (52)
  Interest on borrowed money                             8,705     10,929

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

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

Balance at beginning
 of period                                            $258,910   $209,222
Net income                                              23,399     23,967
 Subtotal                                              282,309    233,189

Cash dividends declared on stock:
 5% cumulative preferred                                   269        269
 Auction rate cumulative
  preferred                                                487        491
 $5.875 cumulative preferred                               367        367
 Common                                                 19,800          -
  Subtotal                                              20,923      1,127

Balance at end of period                              $261,386   $232,062

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                    Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                            March 31,
                                                        1998        1997

Net income                                             $22,276    $22,840

Unrealized holding gains on available-
 for-sale securities arising during
 the period                                                (27)      (417)

Reclassification adjustment for realized
 gains on available-for-sale securities
 included in net income                                     66         10

Other comprehensive income (loss), before tax               39       (407)

Income tax expense related to items
 of other comprehensive income                              16       (107)

Comprehensive income                                   $22,299    $22,540

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Louisville Gas and Electric Company

                      Notes to Financial Statements
                               (Unaudited)

1. This report includes unaudited consolidated financial statements for LG&E Energy Corp. and its wholly owned subsidiaries - Louisville Gas and Electric Company (LG&E) and LG&E Capital Corp. (Capital Corp.), collectively referred to as the "Company." This report also includes financial statements for LG&E. The unaudited consolidated financial statements of LG&E Energy as of and for the three months ended March 31, 1998 and 1997 included herein do not include or reflect the financial results of either KU Energy Corporation or Kentucky Utilities Company. As described below, subsequent to March 31, 1998, KU Energy Corporation was merged into LG&E Energy Corp. Unaudited supplemental pro forma financial information for the periods ended March 31, 1998 and 1997 giving effect to the merger is presented, however, in Part II
   - Item 5, Unaudited Supplemental Pro Forma Financial Information.

   In the opinion of management, all adjustments, including those of a normal recurring nature, have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

   Certain reclassifications have been made to the Company's income statement for the three months ended March 31, 1997, to conform to the presentation for the three months ended March 31, 1998, with no impact on previously reported net income.

   These financial statements should be read with the financial statements and notes thereto included in the Company's and LG&E's Annual Reports on Form 10-K for 1997.

2. On April 3, 1998, LG&E entered into a forward-starting interest-rate swap with a notional amount of $83.3 million. The swap will hedge anticipated variable-rate borrowing commitments. It will start in August 2000 and mature in November 2020. LG&E will pay a fixed rate of 5.21% and receive a variable rate based on the Bond Market Association Municipal Swap Index. Under certain conditions, the counterparty to the agreement may terminate the swap at no cost after August 2010.

3. On May 4, 1998, the Company and KU Energy Corporation merged, with the Company as the surviving corporation. The Company will account for the merger as a pooling of interests. Through March 31, 1998, the Company's costs associated with the merger amounted to $8.6 million.
   In accordance with regulatory filings approved by the Kentucky Public Service Commission, one half of the Company's costs to achieve the merger synergies, up to a total of $77.2 million, are permitted to be deferred as a regulatory asset and amortized ratably over five years to reduce the amount of merger related savings being refunded to customers through a surcredit over five years. Amortization will begin in July 1998, when LG&E initiates the surcredit on customers' bills for 50% of the projected net non-fuel savings to be realized in each of the five years subsequent to consummation of the merger. The remaining one half of the recorded costs to achieve the merger will be expensed during the second quarter of 1998. The costs to achieve the merger, including separation costs, transaction costs and other merger-related expenditures, are currently estimated to total approximately $47 million for LG&E and $47 million for Kentucky Utilities. These amounts are higher than earlier estimates, primarily as a result of higher than originally estimated separation costs. Amounts in excess of $77.2 million will be expensed consis tent with the approved regulatory plan as part of the second quarter one-time charge. The accompanying financial statements do not reflect the effects of the merger.

   For more information, see Item 1, Business, and Unaudited Supplemental Pro Forma Combined Condensed Financial Information in this report under
   Part II, Item 5, Other Information, Note 2 of the Company's Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Company's Current Report on Form 8-K dated May 4, 1998.

4. In the first quarter of 1998, the Company and LG&E adopted Statement of Accounting Standards No. 130, Reporting Comprehensive Income. The Company and LG&E have presented the information required by the Statement in their respective Statements of Comprehensive Income. Accumulated other comprehensive income included in the Company's equity totaled $277,000 and $217,000 at March 31, 1998, and December 31, 1997,
   respectively. Accumulated other comprehensive income included in LG&E's equity totaled $82,000 and $105,000 at March 31, 1998, and December 31, 1997, respectively. The Company's and LG&E's accumulated other comprehensive income at March 31, 1998, and December 31, 1997, consisted of unrealized holding gains and losses on available-for-sale securities.

   On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities. The statement requires companies to expense the costs of start-up activities as incurred. The statement also requires certain previously capitalized costs to be charged to expense at the time of adoption and reported as the cumulative effect of a change in accounting principle. The Company is currently analyzing the provisions of the statement and cannot predict the impact this statement will have on its consolidated operations and financial position.

5. Effective January 1, 1996, the Company adopted the mark-to-market method of accounting for its energy marketing and trading activities.

   The fair values of the Company's price risk management assets and liabilities as of March 31, 1998, and the averages for the three months then ended follow (in thousands of $):

                                  March 31, 1998            Average
                                    Fair Value             Fair Value
                                           Liabil-               Liabil-
   Counterparty                  Assets      ities     Assets      ities

   Electricity                  $157,121   $145,437   $113,735   $101,224
   Natural gas                    82,397     84,096     88,158     93,526
   Other                           (231)          -         11          -

   Totals                        239,287    229,533   $201,904   $194,750
   Reserves                            -      1,553

   Net values                   $239,287   $231,086

   As of March 31, 1998, the Company estimated that a $1 change in electricity prices and a 10-cent change in natural gas prices across all geographic areas and time periods could have changed the value of the Company's net price risk management assets by approximately $1.2 million. In addition to price risk, the value of the Company's entire energy portfolio is subject to operational and event risks including, among others, regulatory changes, increases in load demand, and forced outages at units providing supply for the Company.

   For more information, see Notes 1 and 5 of the Company's Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

6. Reference is made to Part II herein - Item 1, Legal Proceedings, and
   Note 16 of the Notes to Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

On May 4, 1998, the Company and KU Energy Corporation ("KU Energy") merged. KU Energy is the parent company of Kentucky Utilities Company ("Kentucky Utilities"). Further information concerning the merger and supplemental pro forma financial information relating thereto is included in Note 3 and
Part II of this Form 10-Q. Except as otherwise indicated, the following discussion and analysis is based on the financial condition and operations of the Company and does not reflect the effects of the combination between the Company and KU Energy. Reference is made to the Form 10-Q of KU Energy for the quarter ended March 31, 1998, for a discussion of its results of operations and other matters (File No. 1-10944).

Without regard to the above-mentioned merger, one of the Company's principal subsidiaries is LG&E, an electric and gas utility. Accordingly, LG&E's results of operations and liquidity and capital resources are primary factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in Part I or Part II of this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially.
Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; unusual weather; regulatory decisions, including decisions resulting from the combination of the Company and KU Energy; the factors described in Exhibit 99.01 of this Report on Form 10-Q, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

                          Results of Operations

LG&E's and the Argentine gas distribution companies' results of operations are significantly affected by seasonal fluctuations in temperature and other weather-related factors. To a lesser degree, the results of the Company's Energy Marketing and Trading Division are also affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended March 31, 1998, Compared to
                    Three Months Ended March 31, 1997

Earnings per share decreased 16% to $.27 in 1998 from $.32 in 1997 mainly due to a loss on the previously announced sale of the Company's San Miguel generating facilities in Argentina and lower energy marketing and trading gross margins. The decrease in energy marketing and trading margins reflects the impact of increasing summer electricity pricing being recognized through mark-to-market accounting. Lower energy marketing and trading operation and maintenance expenses partially offset these decreases.

LG&E (Utility) Operating Results:

LG&E's net income decreased $.6 million (2%) for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, primarily due to a decrease in electric and gas retail sales caused by the unseasonably mild weather and higher operation expenses. Heating degree days were 12% below 1997.

A comparison of LG&E's revenues for the quarter ended March 31, 1998, with the quarter ended March 31, 1997, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                      $ (1,463)  $  3,821
 Demand side management/revenue
  decoupling                                                (1)     1,383
 Environmental cost recovery surcharge                    (238)         -
 Variation in sales volume, etc.                           482    (13,954)

 Total                                                  (1,220)    (8,750)

Sales for resale                                        13,390      4,508
Gas transportation - net                                     -        484
Other                                                     (246)      (221)

Total                                                 $ 11,924   $ (3,979)

Electric sales for resale increased due to larger amounts of power available for off-system sales.

Gas wholesale sales increased to $4.5 million in 1998 from zero in 1997 due to the implementation of LG&E's performance-based ratemaking mechanism.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation increased $5 million (16%) for the quarter because of an increase in generation ($3.9 million) and a higher cost of coal burned ($1.1 million). Gas supply expenses decreased $3.7 million (6%) due to a decrease in the volume of gas delivered to the distribution system ($10.1 million) partially offset by an increase in net gas supply cost ($6.4 million).

Power purchased increased $5.6 million because of the availability of economically priced power and an increase in unplanned outages at the electric generating plants.

Other operation expenses increased $3.5 million (9%) over 1997 because of increased administrative costs ($2.5 million) and increased costs to operate the electric generating plants ($1 million).

Maintenance expenses decreased $1.5 million (12%) mainly because of a decrease in repairs at the electric generating plants ($1.1 million) and fewer storm damage expenses ($.5 million).

Variations in income tax expense are largely attributable to changes in pre-tax income.

Capital Corp. (Non-Utility) Operating Results:

Capital Corp., a wholly-owned subsidiary of the Company, serves as the holding company for the Company's non-utility operations. Capital Corp., through its subsidiaries, is engaged in energy marketing and trading, the gas distribution business in Argentina, and various independent power projects, which businesses are included in the accompanying income statement under the headings "Energy Marketing and Trading," "Argentina Gas Distribution and Other" and "Equity in Earnings of Joint Ventures."

Energy marketing and trading revenues and cost of revenues decreased $118.4 million (11%) and $113.9 million (11%), respectively, due to lower prices in the energy markets, partially offset by increased volumes. The decrease in gross margins reflects the impact of increasing summer electricity pricing recognized through mark-to-market accounting.

Energy marketing and trading operation and maintenance expense decreased $1.5 million (12%). The decrease primarily reflects savings resulting from relocating gas trading operations from Dallas to Louisville during the second quarter of 1997.

Argentine gas distribution and other revenues and cost of revenues increased $15.6 million (84%) and $8.0 million (71%) due to acquiring Distribuidora de Gas del Centro (Centro) in February 1997. Argentine gas distribution and other operating expenses increased $5.0 million (64%) due to the Centro acquisition and to higher corporate expenses.

Consolidated depreciation and amortization expense increased $3.9 million (14%) due to acquiring Centro and to writing off certain costs related to the San Miguel facility. The Company sold its interest in the San Miguel project in February 1998. See Note 7 of Notes to Financial Statements under Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Equity in earnings of joint ventures increased $1.7 million (51%) due mainly to a reduction in forced-outage days at the Roanoke Valley I project.

Non-utility interest charges increased $2.8 million (80%) due to an increase in average debt outstanding.

The consolidated effective income tax rate decreased to 28.0% in 1998 from 36.2% in 1997 primarily due to the favorable resolution of income tax audits in 1998.

                     Liquidity and Capital Resources

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's electric and gas customers' needs and protection of the environment. Capital funds are also needed for partnership equity contributions in connection with independent power production projects, efforts to expand and improve gas gathering and processing facilities, information system enhancements, and other business development opportunities. Construction expenditures for the three months ended March 31, 1998, of $23.0 million were financed with internally generated funds.

The Company's combined cash and marketable securities balance increased $33.4 million during the three months ended March 31, 1998. The increase reflects cash flows from operations and proceeds received from the sale of the Company's interest in the San Miguel project, partially offset by construction expenditures and dividends paid.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The significant decreases in accounts receivable and accounts pay able resulted from seasonal fluctuations in the energy marketing and trading division's and LG&E's businesses. Gas stored underground decreased due to seasonal fluctuations in LG&E's business.

The decrease in notes payable and the offsetting increase in long-term debt reflect issuing $150 million of medium-term notes in February 1998 and using the proceeds to repay a portion of the outstanding commercial paper balance. The Company also uses commercial paper which had maturity dates ranging between one and 270 days. Because of the rollover of these maturity dates, total short-term borrowings during the first quarter of 1998 were $1.0 billion and total repayments of short-term borrowings during the quarter were $.8 billion. See Note 14 of Notes to Financial Statements under Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

At March 31, 1998, unused capacity under the Company's lines of credit totaled $659.6 million after considering commercial paper support and approximately $34.9 million in letters of credit securing on- and off-balance sheet commitments. At December 31, 1997, unused capacity under the lines of credit totaled $481.7 million. The increase in unused capacity resulted from repaying a portion of the outstanding commercial paper balance.

As explained in more detail under Item 1 of Part II of this report, the Company continues to progress in its proposed lease of the generating assets of Big Rivers Electric Corporation. Upon closing the transaction and receiving the necessary regulatory approvals, the Company will need funds to meet various working capital requirements. The Company expects to issue debt to finance these requirements.

The Company's capitalization ratios at March 31, 1998, and December 31, 1997, follow:

                                             March 31,  Dec. 31,
                                                1998      1997

Long-term debt (including current portion)      42.4%     34.7%
Notes payable                                   10.4      18.2
Preferred stock                                  5.0       4.8
Common equity                                   42.2      42.3
Total                                          100.0%    100.0%

LG&E's capitalization ratios at March 31, 1998, and December 31, 1997, follow:

                                             March 31,  Dec. 31,
                                                1998      1997

Long-term debt (including current portion)      45.3%     45.4%
Preferred stock                                  6.7       6.7
Common equity                                   48.0      47.9
Total                                          100.0%    100.0%

For a description of significant contingencies that may affect the Company, reference is made to Part II herein - Item 1, Legal Proceedings.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company and LG&E, reference is made to the information under the following items and captions of the Company's and LG&E's combined Annual Report on Form 10-K for the year ended December 31, 1997: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 4 and 16 of the Company's Notes to Financial Statements under Item 8; and Notes 3 and 12 of LG&E's Notes to Financial Statements under Item 8. Except as described herein, to date, the proceedings reported in the Company's and LG&E's combined 1997 Annual Report on Form 10-K have not changed materially.

Environmental.

Note 16 of the Company's, and Note 12 of LG&E's, Financial Statements for the year ended December 31, 1997, respectively, in the Company's and LG&E's Annual Report on Form 10-K for such year, discuss certain pending settlements for an aggregate of $150,000 relating to LG&E's status as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act for certain disposal facilities. These certain settlements are now final and have been entered by the court.

Big Rivers Transaction.

On April 30, 1998, the Kentucky Public Service Commission (the "Kentucky Commission") issued an order approving, in principle, the proposed 25-year lease by certain subsidiaries of the Company of the generating assets of Big Rivers Electric Corporation ("Big Rivers") as generally set forth in a New Participation Agreement dated April 6, 1998 among the parties. The New Participation Agreement supersedes an earlier Participation Agreement dated June 9, 1997 and is effective in lieu of an Amended and Restated Participation Agreement dated March 18, 1998. The Kentucky Commission's order contained or required certain modifications or further filings in connection with the transaction and the Company, Big Rivers, its member cooperatives and certain of Big Rivers' industrial customers are in discussions to attempt to resolve the issues raised by the Kentucky Commission's order. In connection with an earlier November 1997 order of the Kentucky Commission, the New Participation Agreement also contains an agreement by affiliates of the Company to assume, effective with the overall proposed transaction, responsibility for certain unforeseen future environmental, legislative and regulatory costs associated with the Big Rivers generating facilities and the loads of certain industrial customers. Consummation of the lease transaction, including consideration of modifications contained in the recent Kentucky Commission order, is subject to further regulatory and other approvals, including the U.S. Bankruptcy Court and the Federal Energy Regulatory Commission ("FERC"). See Item 1, Business, of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Southampton

Note 16 of the Company's Financial Statements for the year ended December 31, 1997 discusses the status of certain proceedings before the FERC regarding the status of the Southampton cogeneration facility ("Southamption") as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act for the year 1992, including a request for clarification as to any FERC-ordered rate refunds payable from Southampton to Virginia Electric and Power Company ("VEPCO") for the 1992 period. On May 13, 1998, the FERC approved an order, which has not been issued in final form, addressing certain issues in this matter. The order reaffirmed certain exemptions granted Southampton as a QF for the 1992 period. Regarding the rate refund amount, the FERC order requires VEPCO to compen sate Southampton for every hour in 1992 that the unit was available for dispatch, whether or not actually dispatched, at VEPCO's hourly economy energy cost, thus reducing Southampton's exposure to refund. FERC also denied Southampton's request for approval of a $500,000 refund and directed the parties to enter into further FERC-supervised settlement negotiations regarding calculation of the refund amount in accordance with the clarifications in the FERC order. Pending the commencement and outcome of such negotiations, as well as any further potential actions, currently unknown, to be taken by Southamption or VEPCO, including possible appeal of any final FERC order, the Company cannot predict the ultimate amount of the refund. The Company's share of the revenues received by Southampton in 1992 is approximately $9.5 million and any refund is subject to interest charges.

Item 5.  Other Information.

Unaudited Supplemental Pro Forma Financial Information.

On May 4, 1998, the Company and KU Energy Corporation, a Kentucky corporation ("KU"), merged. Pursuant to the Merger Agreement, among other things, KU was merged with and into LG&E Energy, with LG&E Energy as the surviving corporation (the "Merger"). See Note 3 of Notes to Financial Statements under Part I, Item 1, for more information.

The following unaudited supplemental pro forma financial information combines the balance sheets and statements of income of LG&E Energy and KU Energy, including their respective subsidiaries, after giving effect to the Merger. The unaudited supplemental pro forma combined condensed balance sheet at March 31, 1998, gives effect to the Merger as if it had occurred on that date. The unaudited supplemental pro forma combined condensed statements of income for all periods give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the supplemental pro forma financial information does not give effect to the expected synergies of the transaction.

The following supplemental pro forma financial information has been prepared from, and should be read in conjunction with, the financial statements and related notes thereto reported by the Company and KU Energy, incorporated herein by reference. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date as of which, or at the beginning of the periods for which, the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of seasonal fluctuations in temperature and other weather-related factors on the operations of the Company and KU Energy, financial results for the three months ended March 31, 1998, and March 31, 1997, are not necessarily indicative of trends for any twelve-month period.

                            LG&E Energy Corp.
    Unaudited Supplemental Pro Forma Combined Condensed Balance Sheet
                           As of March 31, 1998
                             (Thousands of $)

                                  ASSETS

                                    As Reported                Pro
Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

CURRENT ASSETS:
Cash and temporary cash
 investments                  $  134,984 $   32,386 $        - $  167,370
Marketable securities             25,048          -          -     25,048
Accounts receivable -
 less reserve                    465,114     70,163       (320)   534,957
Materials and supplies - pri-
 marily at average cost:
  Fuel (predominantly coal)       21,501     22,892          -     44,393
  Gas stored underground          13,365          -          -     13,365
  Other                           31,985     24,147          -     56,132
Price risk management
 assets                          182,262          -          -    182,262
Prepayments and other              4,340      6,360          -     10,700
 Total current assets            878,599    155,948       (320) 1,034,227

UTILITY PLANT:
At original cost               2,789,600  2,625,228          -  5,414,828
Less:  reserve for
 depreciation                  1,087,647  1,149,284          -  2,236,931
  Net utility plant            1,701,953  1,475,944          -  3,177,897

OTHER PROPERTY AND INVESTMENTS -
 LESS RESERVES:
  Investment in affiliates       153,042      2,081          -    155,123
  Non-utility property and
   plant, net                    420,918      2,642          -    423,560
  Price risk management
   assets                         57,025          -          -     57,025
  Other                           29,228     43,349          -     72,577
   Total other property and
     investments                 660,213     48,072          -    708,285

DEFERRED DEBITS AND OTHER
 ASSETS                          120,837     56,253     (2,798)   174,292

Total assets                  $3,361,602 $1,736,217 $   (3,118)$5,094,701

See accompanying notes to Unaudited Supplemental Pro Forma Combined Financial Statements.

                            LG&E Energy Corp.
Unaudited Supplemental Pro Forma Combined Condensed Balance Sheet (cont.)
                           As of March 31, 1998
                             (Thousands of $)

                         LIABILITIES AND CAPITAL

                                    As Reported                Pro
Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       bined

CURRENT LIABILITIES:
Long-term debt due within
 one year                     $   20,000 $       21 $        - $   20,021
Notes payable                    205,515          -          -    205,515
Accounts payable                 393,748     28,052      7,573    429,373
Trimble County settlement         11,542          -          -     11,542
Price risk management
 liabilities                     177,238          -          -    177,238
Other                             78,388     63,468     (4,314)   137,542
 Total current liabilities       886,431     91,541      3,259    981,231

Long-term debt                   814,371    546,330          -  1,360,701

DEFERRED CREDITS AND OTHER
 LIABILITIES:
 Accumulated deferred income
  taxes                          319,633    255,037          -    574,670
 Investment tax credit, in
  process of amortization         74,722     25,163          -     99,885
 Regulatory liability             71,287     50,263          -    121,550
 Price risk management
  liabilities                     53,848          -          -     53,848
 Other                           111,064     55,374          -    166,438
  Total deferred credits and
   other liabilities             630,554    385,837          -  1,016,391

Minority interests                99,173          -          -     99,173

Cumulative preferred stock        98,353     40,000          -    138,353

Common equity                    832,720    672,509     (6,377) 1,498,852

Total capital and liabilities $3,361,602 $1,736,217 $   (3,118)$5,094,701

See accompanying notes to Unaudited Pro Supplemental Forma Combined Financial Statements.

                            LG&E Energy Corp.
 Unaudited Supplemental Pro Forma Combined Condensed Statements of Income
                    Three Months Ended March 31, 1998
                  (Thousands of $ Except Per Share Data)

                                    As Reported                Pro
Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       Bined

REVENUES:
Energy marketing and trading  $  940,714   $      -   $      - $  940,714
Electric utility                 140,585    183,210        (24)   323,771
Gas utility                       92,759          -          -     92,759
Argentine gas distribution
 and other                        34,170      1,912          -     36,082
  Total revenues               1,208,228    185,122        (24) 1,393,326

COST OF REVENUES:
Energy marketing and trading     932,479          -          -    932,479
Fuel and power purchased          45,640     66,336        (24)   111,952
Gas supply expenses               64,076          -          -     64,076
Argentine gas distribution
 and other                        19,427          -          -     19,427
  Total cost of revenues       1,061,622     66,336        (24) 1,127,934

Gross profit                     146,606    118,786          -    265,392

OPERATING EXPENSES:
Operation and maintenance:
 Energy marketing and trading     10,506          -          -     10,506
 Utility                          55,590     47,393          -    102,983
 Argentine gas distribution
  and other                       12,781        540          -     13,321
Depreciation and amortization     31,750     21,533          -     53,283
 Total operating expenses        110,627     69,466          -    180,093

Equity in earnings
 of joint ventures                 5,119          -          -      5,119

OPERATING INCOME                  41,098     49,320          -     90,418

Other income and (deductions)      1,531        953          -      2,484
Interest charges and pre-
 ferred dividends                 16,627     10,270          -     26,897
Minority interest                  1,343          -          -      1,343

Income before income taxes        24,659     40,003          -     64,662

Income taxes                       6,896     14,598          -     21,494

NET INCOME                    $   17,763   $ 25,405   $      - $   43,168

Average shares outstanding        66,528     37,818     25,338    129,684

Earnings per share            $      .27   $    .67   $      - $      .33

See accompanying notes to Unaudited Supplemental Pro Forma Combined Financial Statements.

                            LG&E Energy Corp.
 Unaudited Supplemental Pro Forma Combined Condensed Statements of Income
                    Three Months Ended March 31, 1997
                  (Thousands of $ Except Per Share Data)

                                    As Reported                Pro
Pro For-
                                  LG&E        KU       Forma      ma Com-
                                 Energy     Energy      Adj.       Bined

REVENUES:
Energy marketing and trading  $1,059,078   $      -   $     (4)$1,059,074
Electric utility                 128,827    178,908       (204)   307,531
Gas utility                       96,738          -          -     96,738
Argentine gas distribution
 and other                        18,600      1,177          -     19,777
  Total revenues               1,303,243    180,085       (208) 1,483,120

COST OF REVENUES:
Energy marketing and trading   1,046,396          -        (14) 1,046,382
Fuel and power purchased          35,019     62,316       (194)    97,141
Gas supply expenses               67,825          -          -     67,825
Argentine gas distribution
 and other                        11,394          -          -     11,394
  Total cost of revenues       1,160,634     62,316       (208) 1,222,742

Gross profit                     142,609    117,769          -    260,378

OPERATING EXPENSES:
Operation and maintenance:
 Energy marketing and trading     11,970          -          -     11,970
 Utility                          53,431     46,812          -    100,243
 Argentine gas distribution
  and other                        7,802        619          -      8,421
Depreciation and amortization     27,887     20,882          -     48,769
 Total operating expenses        101,090     68,313          -    169,403

Equity in earnings
 of joint ventures                 3,384          -          -      3,384

OPERATING INCOME                  44,903     49,456          -     94,359

Other income and (deductions)      3,367        527          -      3,894
Interest charges and pre-
 ferred dividends                 14,422     10,440          -     24,862
Minority interest                    568          -          -        568

Income before income taxes        33,280     39,543          -     72,823

Income taxes                      12,041     14,680          -     26,721

NET INCOME                    $   21,239   $ 24,863   $      - $   46,102

Average shares outstanding        66,383     37,818     25,338    129,539

Earnings per share            $      .32   $    .66   $      - $      .36

See accompanying notes to Unaudited Supplemental Pro Forma Combined Financial Statements.

                             LG&E Energy Corp.

  Notes to Unaudited Supplemental Pro Forma Combined Condensed Financial
                                Statements.

1. Reclassifications have been made to certain "as-reported" account balances reflected in KU Energy's financial statements to conform to this reporting presentation. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the supplemental pro forma combined condensed financial statements.

2. Intercompany transactions (power purchased and power sales transactions) between LG&E Energy and KU Energy during the periods presented were eliminated through pro forma adjustments.

3. Merger-related transaction costs are currently estimated to be approximately $21.4 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). LG&E Energy and KU Energy have incurred transaction costs of $13.5 million through March 31, 1998, which are included in deferred debits and other assets in the supplemental pro forma combined condensed balance sheet. None of the estimated cost savings resulting from the Merger or costs to achieve such savings have been reflected in the supplemental pro forma combined condensed statements of income. A charge of $6.4 million ($10.7 million, net of income taxes of $4.3 million) as a pro forma adjustment to retained earnings and a credit of $2.8 million ($10.7 million less $13.5 million actual charges incurred through March 31, 1998) as a pro forma adjustment to deferred debits and other assets have been made in the supplemental pro forma combined condensed balance sheet to recognize such estimated transaction costs and the proposed treatment following the consummation of the Merger.

4. The supplemental pro forma combined condensed financial statements reflect the conversion of each share of KU Energy Common Stock (no par value) outstanding into 1.67 shares of LG&E Energy Common Stock (no par value) as provided in the Merger Agreement. The supplemental pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

Item 6(a).  Exhibits.

Exhibit
Number              Description

27 Financial Data Schedules for LG&E Energy Corp. and Louisville Gas and Electric Company.

99.01 Cautionary Statement for Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

99.02               Description of Common Stock.

99.03 Unaudited Financial Statements of KU Energy Corporation and Kentucky Utilities Company for the three months ended March 31, 1998. [Filed as part of KU Energy Corporation's, File No. 1-10944, and Kentucky Utilities Company's, File No. 1-3464, Quarterly Report on Form 10-Q for the three months ended March 31, 1998, and incorporated herein by reference.]

Item 6(b).  Reports on Form 8-K.

On January 8, 1998, LG&E Energy Corp. filed a report on Form 8-K stating that:

(1)On December 19, 1997, LG&E Power Argentina I Inc. ("LG&E Argentina"), a wholly owned indirect subsidiary of the Company, entered into a Put and Call Agreement with Pluspetrol Resources Corporation ("Pluspetrol") and ASTRA Compania Argentina de Petroleo S.A. ("Astra") pursuant to which Pluspetrol and Astra have an option to purchase from LG&E Argentina, and LG&E Argentina has an option to sell to Pluspetrol and Astra, LG&E Argentina's one-third interest in the company which owns and operates the San Miguel facility, at a purchase price which is established based upon a variable pricing structure.

(2)On December 30, 1997, LG&E Energy Corp. announced that it elected R. Foster Duncan, 43, to the position of Executive Vice President, Planning and Development, effective January 12, 1998.

On April 9, 1998, the Company filed a report on Form 8-K announcing that the LG&E Energy Corp. and KU Energy Corporation merger will close effective May 4, 1998, subject to Securities and Exchange Commission final approval and the satisfaction and confirmation of certain closing conditions set forth in their merger agreement.

On May 6, 1998, the Company filed a report on Form 8-K stating that:

(1)On May 4, 1998, LG&E Energy Corp. and KU Energy Corporation completed their merger with the Company as the surviving corporation.

(2)Effective May 1, 1998, the Company elected Frederick J. Newton, III, to the position of Senior Vice President - Human Resources and
   Administration.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E ENERGY CORP.
Registrant


Date:  May 15, 1998             /s/ Victor A. Staffieri
                                Victor A. Staffieri
                                Chief Financial Officer
                                (On behalf of the registrant)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  May 15, 1998             /s/ Victor A. Staffieri
                                Victor A. Staffieri
                                Chief Financial Officer
                                (On behalf of the registrant)