Form 10-Q
period 1998-06-30
LG&E ENERGY CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1998-08-14
CIK 861388, 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1998


                                    or


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     Commission    Registrant, State of Incorporation,     IRS Employer
    File Number       Address, and Telephone Number     Identification No.

      1-10568               LG&E Energy Corp.               61-1174555
                         (A Kentucky Corporation)
                           220 West Main Street
                              P.O. Box 32030
                          Louisville, Ky. 40232
                              (502) 627-2000

      2-26720      Louisville Gas and Electric Company      61-0264150
                         (A Kentucky Corporation)
                           220 West Main Street
                              P.O. Box 32010
                          Louisville, Ky. 40232
                              (502) 627-2000

       1-3464           Kentucky Utilities Company          61-0247570
                  (A Kentucky and Virginia Corporation)
                            One Quality Street
                      Lexington, Kentucky 40507-1428
                              (606) 255-2100

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

                            LG&E Energy Corp.
       129,682,889 shares, without par value, as of July 31, 1998.

                   Louisville Gas and Electric Company
        21,294,223 shares, without par value, as of July 31, 1998, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
        37,817,878 shares, without par value, as of July 31, 1998, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by LG&E Energy Corp., Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants. In particular, information contained herein related to LG&E Energy Corp. or any of its direct or indirect subsidiaries other than Louisville Gas and Electric Company or Kentucky Utilities Company is provided solely by LG&E Energy Corp., not Louisville Gas and Electric Company or Kentucky Utilities Company, and shall be deemed not included in the Form 10-Q of Louisville Gas and Electric Company or the Form 10-Q of Kentucky Utilities Company.

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Consolidated Statements of Income                   1
            Consolidated Balance Sheets                         3
            Consolidated Statements of Cash Flows               5
            Consolidated Statements of Retained Earnings        7
            Consolidated Statements of Comprehensive Income     8

          Louisville Gas and Electric Company
            Statements of Income                                9
            Balance Sheets                                     10
            Statements of Cash Flows                           12
            Statements of Retained Earnings                    13
            Statements of Comprehensive Income                 14

          Kentucky Utilities Company
            Statements of Income                               15
            Balance Sheets                                     16
            Statements of Cash Flows                           18
            Statements of Retained Earnings                    19

          Notes to Financial Statements                        20

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   26

                             PART II

Item 1 Legal Proceedings                                       37

Item 4 Submission of Matters to a Vote of Security Holders     39

Item 6 Exhibits and Reports on Form 8-K                        41

       Signatures                                              42

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

REVENUES:
Electric utility               $ 358,471   $309,085  $ 682,266   $616,820
Gas utility                       26,540     34,191    119,299    130,929
Argentine gas distribution
 and other                        56,126     45,262     90,296     63,862
  Total revenues                 441,137    388,538    891,861    811,611

COST OF REVENUES:
Fuel and power purchased         126,560     99,619    238,536    196,954
Gas supply expenses               16,282     21,144     80,358     88,969
Argentine gas distribution
 and other                        32,248     26,200     51,675     37,594
  Total cost of revenues         175,090    146,963    370,569    323,517

Gross profit                     266,047    241,575    521,292    488,094

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         110,081    110,752    213,064    210,995
 Argentine gas distribution
  and other                       18,881     14,482     32,202     22,903
Depreciation and amortization     48,999     46,523     99,071     91,891
 Total operating expenses        177,961    171,757    344,337    325,789

Equity in earnings
 of joint ventures
 (Note 9)                         50,882      6,127     56,863      9,730

OPERATING INCOME                 138,968     75,945    233,818    172,035

Merger costs to
 achieve (Note 2)                 65,318          -     65,318          -
Other income and (deductions)     (4,971)     4,515     (2,268)     7,886
Interest charges and
 preferred dividends              25,888     26,696     51,945     51,219
Minority interest                  3,302      3,121      4,645      3,689

Income before income taxes        39,489     50,643    109,642    125,013

Income taxes                      26,195     17,859     49,674     44,699

Income from continuing
 operations                    $  13,294   $ 32,784  $  59,968   $ 80,314

                    LG&E Energy Corp. and Subsidiaries
                Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

Income from continuing
 operations                    $  13,294   $ 32,784  $  59,968   $ 80,314

Income (loss) from discontinued
 operations, net of income tax
 expense (benefit) of $(16,922),
 $657, $(18,907), and $538
 (Notes 1 and 3)                 (20,093)       883    (23,599)      (545)

Loss on disposal of discon-
 tinued operations, net of
 income tax benefit
 of $125,000 (Notes
 1 and 3)                       (225,000)         -   (225,000)         -

NET INCOME (LOSS)              $(231,799)  $ 33,667  $(188,631)  $ 79,769

Average common shares
 outstanding                     129,683    129,647    129,683    129,589

Earnings (loss) per share:
 Continuing operations         $     .10   $    .25  $     .46   $    .62
 Discontinued operations            (.15)       .01       (.17)       .00
 Loss on disposal of dis-
  continued operations             (1.74)       .00      (1.74)       .00
   Total                       $   (1.79)  $    .26  $   (1.45)  $    .62

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1998        1997

CURRENT ASSETS:
Cash and temporary cash investments                 $  100,731 $  111,003
Marketable securities                                   25,014     22,300
Accounts receivable - less reserve                     254,014    242,942
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              51,990     45,450
 Gas stored underground                                 14,220     42,104
 Other                                                  55,765     55,514
Net assets of discontinued opera-
 tions (Notes 1 and 3)                                       -    222,784
Prepayments and other                                    8,563      9,304
 Total current assets                                  510,297    751,401

UTILITY PLANT:
At original cost                                     5,457,904  5,390,868
Less:  reserve for depreciation                      2,278,710  2,201,124
 Net utility plant                                   3,179,194  3,189,744

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in affiliates
 (Note 9)                                              189,226    177,006
Non-utility property and plant, net                    253,850    248,119
Other                                                   56,870     53,534
 Total other property and investments                  499,946    478,659

DEFERRED DEBITS AND OTHER ASSETS                       159,600    143,140

Total assets                                        $4,349,037 $4,562,944

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1998        1997

CURRENT LIABILITIES:
Long-term debt due within one year                  $       21 $   20,021
Notes payable                                          206,079    393,784
Accounts payable                                       170,069    134,714
Trimble County settlement                               10,704     13,248
Net liabilities of discontinued
 operations (Notes 1 and 3)                              6,040          -
Other                                                  173,133    122,780
 Total current liabilities                             566,046    684,547

Long-term debt                                       1,360,732  1,210,690

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 547,474    548,477
Investment tax credit, in
 process of amortization                                97,853    101,931
Regulatory liability                                   118,829    117,079
Other                                                  189,035    156,688
 Total deferred credits and other liabilities          953,191    924,175

Minority interests                                     103,581    105,985

Cumulative preferred stock                             136,530    138,353

COMMON EQUITY:
Common stock, without par value -
 129,682,889 shares outstanding                        778,273    778,273
Other                                                   (2,207)    (1,663)
Retained earnings                                      452,891    722,584
 Total common equity                                 1,228,957  1,499,194

Total liabilities and capital                       $4,349,037 $4,562,944

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  (188,631)$   79,769
Items not requiring cash currently:
 Depreciation and amortization                          99,071     91,891
 Deferred income taxes - net                             2,657      8,127
 Loss from discontinued operations
  (Notes 1 and 3)                                       23,599        545
 Loss on disposal of discontinued
  operations (Notes 1 and 3)                           225,000          -
 Other                                                 (24,687)       608
Change in net current assets                            78,963      9,241
Other                                                  (24,013)   (18,217)
 Net cash flows from operating activities              191,959    171,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 (4,451)    (8,876)
Proceeds from sales of securities                        1,820      3,317
Construction expenditures                              (92,206)   (86,642)
Investment in affiliates                                (1,294)    (5,790)
Proceeds from sale of investment
 in affiliate                                           16,000          -
Acquisition of interests in
 Argentine natural gas distribution
 companies, net of cash and temporary
 cash investments acquired                                   -   (125,852)
  Net cash flows from investing activities             (80,131)  (223,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of medium-term notes                          150,000          -
Retirement of long-term debt                           (20,021)       (21)
Short-term borrowings                                2,074,643  1,381,600
Repayment of short-term borrowings                  (2,262,624)(1,244,000)
Redemption of preferred stock                           (1,823)         -
Issuance of common stock                                     -      2,900
Payment of common dividends                            (62,275)   (71,464)
 Net cash flows from financing activities          $  (122,100)$   69,015

                    LG&E Energy Corp. and Subsidiaries
              Consolidated Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1998        1997

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                  $   (10,272)$   17,136

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                   111,003    106,463

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                     $   100,731 $  123,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                      $   35,534 $   46,150
  Interest on borrowed money                            45,331     42,949

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Retained Earnings
                       (Unaudited - Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

Balance at beginning
 of period                     $ 728,942   $694,312  $ 722,584   $683,962
Net income (loss)               (231,799)    33,667   (188,631)    79,769
Cash dividends declared on
 common stock ($.34123, $.27581,
 $.62509 and $.55162 per share)              44,252     35,753     81,062
71,505
Other                                  -          8          -          8

Balance at end of period       $ 452,891   $692,218  $ 452,891   $692,218

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
             Consolidated Statements of Comprehensive Income
                       (Unaudited - Thousands of $)
                                 (Note 5)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

Net income (loss)              $(231,799)   $33,667  $(188,631)   $79,769

Unrealized holding (gains) losses
 on available-for-sale securities
 arising during the period            22        258          8        (72)

Reclassification adjustment for
 realized (gains) and losses on
 available-for-sale securities
 included in net income              (77)      (423)        34       (441)

Other comprehensive income
 (loss), before tax                  (55)      (165)        42       (513)

Income tax expense (benefit) related
 to items of other comprehensive
 income                              (22)      (164)        15       (258)

Comprehensive income (loss)    $(231,832)   $33,666  $(188,604)   $79,514

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

OPERATING REVENUES:
Electric                        $174,849   $146,085   $315,435   $274,746
Gas                               26,540     34,191    119,298    130,929
 Total operating revenues        201,389    180,276    434,733    405,675

OPERATING EXPENSES:
Fuel for electric generation      41,242     35,438     77,283     66,450
Power purchased                   15,227      2,969     24,826      6,976
Gas supply expenses               16,282     21,144     80,359     88,969
Other operation expenses          40,506     37,094     80,874     73,962
Maintenance                       13,054     14,621     23,319     26,343
Depreciation and amortization     23,294     22,952     46,589     45,904
Federal and state
 income taxes                     13,664     11,386     26,082     24,663
Property and other taxes           4,491      4,250      9,446      9,091
 Total operating expenses        167,760    149,854    368,778    342,358

NET OPERATING INCOME              33,629     30,422     65,955     63,317

Merger costs to
 achieve (Note 2)                 34,134          -     34,134          -
Other income and (deductions)      9,998        958     10,309      1,844
Interest charges                   9,472      9,893     18,710     19,707

NET INCOME                            21     21,487     23,420     45,454

Preferred stock dividends          1,143      1,161      2,266      2,288

NET INCOME (LOSS) AVAILABLE
 FOR COMMON STOCK               $ (1,122)  $ 20,326   $ 21,154   $ 43,166

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1998        1997

UTILITY PLANT:
At original cost                                    $2,816,476 $2,779,234
Less:  reserve for depreciation                      1,108,848  1,072,842
 Net utility plant                                   1,707,628  1,706,392

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,109      1,365

CURRENT ASSETS:
Cash and temporary cash investments                     49,422     50,472
Marketable securities                                   21,934     19,311
Accounts receivable - less reserve                     129,576    124,872
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              26,590     17,651
 Gas stored underground                                 13,566     41,487
 Other                                                  31,643     31,866
Prepayments                                              1,522      2,627
 Total current assets                                  274,253    288,286

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 6,075      6,074
Regulatory assets                                       39,993     24,899
Other                                                   25,224     28,625
 Total deferred debits and other assets                 71,292     59,598

Total assets                                        $2,054,282 $2,055,641

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1998        1997

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      239,064    258,910
Other                                                     (750)      (754)
 Total common equity                                   663,484    683,326
Cumulative preferred stock                              95,328     95,328
Long-term debt                                         626,800    626,800
 Total capitalization                                1,385,612  1,405,454

CURRENT LIABILITIES:
Long-term debt due within one year                           -     20,000
Accounts payable                                       105,744     98,894
Trimble County settlement                               10,704     13,248
Dividends declared                                      22,343     21,152
Accrued taxes                                           17,862     18,723
Accrued interest                                         8,529      8,016
Other                                                   16,749     14,608
 Total current liabilities                             181,931    194,641

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 247,369    249,851
Investment tax credit, in
 process of amortization                                73,644     75,800
Accumulated provision for pensions
 and related benefits                                   62,694     40,608
Regulatory liability                                    70,444     65,502
Other                                                   32,588     23,785
 Total deferred credits and other liabilities          486,739    455,546

Total capitalization and liabilities                $2,054,282 $2,055,641

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  23,420  $  45,454
Items not requiring cash currently:
 Depreciation and amortization                          46,589     45,904
 Deferred income taxes - net                             2,460     (1,319)
 Investment tax credit - net                            (2,156)    (2,171)
 Other                                                   2,008      1,940
Changes in current assets and liabilities:
 Accounts receivable                                    (4,704)    10,462
 Materials and supplies                                 19,205     21,698
 Trimble County settlement                              (2,544)    (2,439)
 Accounts payable                                        6,850    (33,864)
 Accrued taxes                                            (861)     4,626
 Accrued interest                                          513        180
 Prepayments and other                                   3,246      2,920
Other - net                                             17,647      4,475
 Net cash flows from operating activities              111,673     97,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 (3,550)    (6,467)
Proceeds from sales of securities                          933      1,247
Construction expenditures                              (48,031)   (43,298)
 Net cash flows from investing activities              (50,648)   (48,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of first mortgage bonds                     (20,000)         -
Payment of dividends                                   (42,075)   (21,258)
 Net cash flows from financing activities              (62,075)   (21,258)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       (1,050)    28,090

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    50,472     56,792

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  49,422  $  84,882

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  23,121  $  25,936
  Interest on borrowed money                            17,357     18,710

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

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

Balance at beginning
 of period                      $261,386   $232,062   $258,910   $209,222
Net income                            21     21,487     23,420     45,454
 Subtotal                        261,407    253,549    282,330    254,676

Cash dividends declared on stock:
5% cumulative preferred              269        269        538        538
Auction rate cumulative
 preferred                           507        525        994      1,016
$5.875 cumulative preferred          367        367        734        734
Common                            21,200     19,000     41,000     19,000
 Subtotal                         22,343     20,161     43,266     21,288

Balance at end of period        $239,064   $233,388   $239,064   $233,388

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                   Statements of Comprehensive Income
                       (Unaudited - Thousands of $)
                                 (Note 5)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

Net income (loss) available
 for common stock                $(1,122)   $20,326    $21,154    $43,166

Unrealized holding losses on
 available-for-sale securities
 arising during the period            33        419          6          2

Reclassification adjustment for
 realized gains on available-for-
 sale securities included in
 net income                          (66)      (412)         -       (402)

Other comprehensive income
 (loss), before tax                  (33)         7          6       (400)

Income tax expense (benefit) related
 to items of other comprehensive
 income                              (13)        (4)         3       (111)

Comprehensive income (loss)      $(1,142)   $20,337    $21,157    $42,877

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

OPERATING REVENUES              $193,079   $162,868   $376,298   $341,782

OPERATING EXPENSES:
Fuel for electric generation      54,690     41,613    103,037     86,326
Power purchased                   24,602     19,599     42,591     37,202
Other operation expenses          31,458     30,483     61,431     61,271
Maintenance                       16,615     20,490     29,948     32,501
Depreciation                      21,617     20,911     43,103     41,746
Federal and state
 income taxes                     11,731      6,215     26,699     21,742
Property and other taxes           4,222      3,815      8,310      7,828
 Total operating expenses        164,935    143,126    315,119    288,616

NET OPERATING INCOME              28,144     19,742     61,179     53,166

Merger costs to
 achieve (Note 2)                 21,830          -     21,830          -
Other income and (deductions)      2,193      2,244      3,907      3,656
Interest charges                   9,626      9,898     19,326     19,773

NET INCOME (LOSS)                 (1,119)    12,088     23,930     37,049

Preferred stock dividends            564        564      1,128      1,128

NET INCOME (LOSS) AVAILABLE
 FOR COMMON STOCK                $(1,683)  $ 11,524   $ 22,802   $ 35,921

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1998        1997

UTILITY PLANT:
At original cost                                    $2,641,428 $2,611,634
Less:  reserve for depreciation                      1,169,862  1,128,282
 Net utility plant                                   1,471,566  1,483,352

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           13,123     12,808

CURRENT ASSETS:
Cash and temporary cash investments                      6,014      5,453
Accounts receivable - less reserve                      92,998     74,524
Material and supplies - at average cost:
 Fuel (predominantly coal)                              25,400     27,799
 Other                                                  24,022     23,648
Prepayments                                              5,797      5,769
 Total current assets                                  154,231    137,193

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,428      5,628
Regulatory assets                                       30,742     14,773
Other                                                   18,864     26,126
 Total other assets                                     55,034     46,527

Total assets                                        $1,693,954 $1,679,880

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1998        1997

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Retained earnings                                      287,462    304,750
Other                                                     (595)      (595)
 Total common equity                                   595,007    612,295
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         546,330    546,351
 Total capitalization                                1,181,337  1,198,646

CURRENT LIABILITIES:
Long-term debt due within one year                          21         21
Notes payable                                                -     33,600
Accounts payable                                        66,661     33,386
Dividends declared                                      17,588        188
Accrued taxes                                           18,817      7,473
Accrued interest                                         8,080      8,283
Other                                                   28,455     26,216
 Total current liabilities                             139,622    109,167

OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 247,304    245,150
Investment tax credit, in
 process of amortization                                24,209     26,131
Regulatory liability                                    48,385     50,904
Other                                                   53,097     49,882
 Total other liabilities                               372,995    372,067

Total capitalization and liabilities                $1,693,954 $1,679,880

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  23,930  $  37,049
Items not requiring cash currently:
 Depreciation and amortization                          43,103     41,746
 Deferred income taxes - net                              (188)     3,832
 Investment tax credit - net                            (1,922)    (2,043)
Changes in current assets and liabilities:
 Accounts receivable                                   (18,474)     4,900
 Materials and supplies                                  2,025     (8,008)
 Accounts payable                                       33,275     (1,754)
 Accrued taxes                                          11,344         13
 Accrued interest                                        (203)       (157)
 Prepayments and other                                   2,032      2,093
Other                                                   (4,060)    (4,845)
 Net cash flows from operating activities               90,862     72,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from insurance reimbursement                       71      4,056
Construction expenditures                              (32,932)   (41,824)
 Net cash flows from investing activities              (32,861)   (37,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                  381,500  1,180,600
Repayments of short-term borrowings                   (415,100)(1,183,000)
Repayments of debt                                         (21)       (21)
Payment of dividends                                   (23,819)   (34,408)
 Net cash flows from financing activities              (57,440)   (36,829)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                          561     (1,771)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     5,453      5,719

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $   6,014  $   3,948

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  17,033  $  21,139
  Interest on borrowed money                            17,925     18,504

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

Balance at beginning
 of period                      $312,216   $295,608   $304,750   $287,851
Net income (loss)                 (1,119)    12,088     23,930     37,049
Subtotal                         311,097    307,696    328,680    324,900

Cash dividends declared on stock:
4 3/4% preferred                     237        237        475        475
6.53% preferred                      327        327        653        653
Common                            23,071     16,640     40,090     33,280
 Subtotal                         23,635     17,204     41,218     34,408

Balance at end of period        $287,462   $290,492   $287,462   $290,492

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Louisville Gas and Electric Company
                        Kentucky Utilities Company

                      Notes to Financial Statements
                               (Unaudited)

1. Effective May 4, 1998, following the receipt of all required state and federal regulatory approvals, LG&E Energy Corp. (LG&E Energy or the Company) and KU Energy Corporation (KU Energy) merged, with LG&E Energy as the surviving corporation. The accompanying unaudited consolidated financial statements reflect the accounting for the merger as a pooling of interests and are presented as if the companies were combined as of the earliest period presented. However, the financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future results of operations, financial position, or cash flows. The financial statements reflect the conversion of each outstanding share of KU Energy common stock into
   1.67 shares of LG&E Energy common stock. The outstanding preferred stock of Louisville Gas and Electric Company (LG&E), a subsidiary of LG&E Energy, and Kentucky Utilities Company (KU), a subsidiary of KU Energy, were not affected by the Merger.

   On July 28, 1998, the Company announced it would discontinue its merchant energy trading and sales business effective June 30, 1998. It also announced the discontinuance and intent to sell its natural gas gathering and processing business. The Company restated its financial statements for prior periods to present the operating results, financial position and cash flows of these businesses as discontinued operations. As a result of this decision, the Company recorded an after-tax loss of $225 million in the second quarter. The write-off calculation used current future price curves which include the effect of recent volatility and price spikes in the power trading market. Higher-than-forecasted prices, increased volatility and other events not modeled could result in additional write-offs. See Note 3 for more information.

   The consolidated financial statements include the accounts of LG&E Energy Corp., LG&E, LG&E Capital Corp. (Capital Corp.), KU Energy, KU and KU Capital Corporation (KU Capital) and their respective wholly-owned subsidiaries, collectively referred to herein as the "Company." KU and KU Capital were subsidiaries of KU Energy before the merger. On July 24, 1998, KU Capital Corporation was merged into LG&E Capital Corp., with the latter as the surviving corporation. All significant intercompany items and transactions have been eliminated from the unaudited consolidated financial statements.

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

   See the Company's and KU Energy's Annual Reports on Form 10-K for 1997 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Company. See also LG&E's and KU's Annual Reports on Form 10-K for 1997.

2. Through June 30, 1998, the Company's costs associated with the merger amounted to $103.9 million. This amount included $52.3 million for LG&E and $42.3 million for

   KU, and consisted of separation costs, transaction costs and other merger-related expenditures. In accordance with regulatory filings approved by the Kentucky Public Service Commission (the Commission) and the Virginia State Corporation Commission, the Company deferred $38.6 million of the costs associated with the merger and will amortize this amount over five years. LG&E and KU will refund merger-related savings to their customers through surcredits over the next five years, and the amortization will reduce the amount of the surcredits. The amortization and the surcredits began in July 1998. The Company, LG&E and KU expensed the remaining costs associated with the merger in the second quarter of 1998, and included the amounts in merger costs to achieve in the accompanying statements of income.

   For more information, see Note 2 of the Company's Annual Report on Form 10-K for 1997, the Company's Current Report on Form 8-K dated May 4, 1998, and LG&E's and KU's Annual Reports on Form 10-K for 1997.

3. On July 28, 1998, the Company announced it would discontinue its merchant energy trading and sales business. The Company plans to sell or buy out the long-term contracts that obligate it to buy and sell natural gas and electric power. In addition, the Company plans to sell its natural gas gathering and processing business. The operating results, financial position and cash flows of these businesses are classified as discontinued operations in these financial statements. The Company cannot predict the ultimate cost to buy out these contracts or the ultimate purchase price received upon a sale of these assets, which may be higher or lower than estimated, resulting in additional charges. The Company expects to have completed these transactions within one year.

   The Company recorded a charge of $350.0 million ($225.0 million after income taxes) related to the discontinuance of the merchant trading business and the gas gathering and processing business. This charge covers the estimated costs of terminating and buying out contracts, reducing workforce, and writing off assets, net of estimated proceeds the Company expects to receive. See also Note 1.

   Operating results for discontinued operations follow.

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997

   Revenues                     $715,969   $521,889 $1,656,683 $1,580,967
   Income (loss) before taxes    (37,015)     1,540    (42,506)        (7)
   Income (loss) from dis-
     continued operations,
     net of income taxes         (20,093)       883    (23,599)      (545)

   Net liabilities of discontinued operations at June 30, 1998, follow.

   Cash and temporary cash
     investments                          $   3,689
   Accounts receivable                      378,396
   Price risk management assets             786,571
   Non-utility property and
     plant, net                             173,576
   Accounts payable                        (401,784)
   Price risk management
     liabilities                           (730,214)
   Goodwill and other assets
     and liabilities, net                     8,726

   Net assets before accrued
     loss on disposal of dis-
     continued operations                   218,960

   Accrued loss on disposal
     of discontinued operations,
     net of income tax benefit
     of $125,000                            225,000

   Net liabilities of dis-
     continued operations                 $   6,040

4. On April 3, 1998, LG&E entered into a forward-starting interest-rate swap with a notional amount of $83.3 million. The swap will hedge anticipated variable-rate borrowing commitments. It will start in August 2000 and mature in November 2020. LG&E will pay a fixed rate of 5.21% and receive a variable rate based on the Bond Market Association Municipal Swap Index. Under certain conditions, the counterparty to the agreement may terminate the swap at no cost after August 2010.

5. In the first quarter of 1998, the Company, LG&E, and KU adopted Statement of Accounting Standards No. 130, Reporting Comprehensive Income. The Company and LG&E have presented the information required by the Statement in their respective Statements of Comprehensive Income. KU had no items of other comprehensive income for the three- and six-month periods ended June 30, 1998, and June 30, 1997, and it had no accumulated other comprehensive income at June 30, 1998, or December 31, 1997. Accumulated other comprehensive income included in the Company's equity totaled $244,000 and $217,000 at June 30, 1998, and December 31, 1997, respectively. Accumulated other comprehensive income included in LG&E's equity totaled $86,000 and $82,000 at June 30, 1998, and December 31, 1997, respectively. The Company's and LG&E's accumulated other comprehensive income at June 30, 1998, and December 31, 1997, consisted of unrealized holding gains and losses on available-for-sale marketable securities.

   On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 31, 1998. The statement requires companies to expense the costs of start-up activities as incurred. The statement also requires certain previously capitalized costs to be charged to expense at the time of adoption and reported as the cumulative effect of a change in accounting principle. The Company is currently analyzing the provisions of the statement and anticipates that a range of $10 to $20 million of start-up costs could be affected.

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging

   Activities. The statement is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is currently analyzing the provisions of the statement and cannot predict the impact this statement will have on its consolidated operations and financial position. However, the statement could increase volatility in earnings and other comprehensive income.

6. Since August 1994, KU has been collecting an environmental surcharge from its Kentucky retail customers under a Kentucky statute which authorizes electric utilities (including KU) to implement, beginning January 1, 1993, an environmental surcharge. The surcharge is designed to recover certain operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the Federal Clean Air Act as amended. KU's environmental surcharge was approved by the Kentucky Public Service Commission (PSC) in July 1994 and was implemented in August 1994. The total surcharge collections from August 1, 1994, through June 30, 1998, were approximately $70 million.

   The PSC's order approving the surcharge and the constitutionality of the surcharge statute were challenged in the Franklin County (Kentucky) Circuit Court (Circuit Court) in an action brought against KU and the PSC by the Attorney General of Kentucky and joined by representatives of consumer groups. In July 1995, the Circuit Court entered a judgment upholding the constitutionality of the surcharge statute, but vacating that part of the PSC's July 1994 order which the Circuit Court's judgment described as retroactively applying the surcharge statute.
   The Circuit Court further ordered the case remanded to the PSC for a determination in accordance with the judgment. KU and the PSC argued that the PSC's July 1994 order did not retroactively apply the statute.

   The Kentucky Attorney General and other consumer representatives appealed to the Kentucky Court of Appeals (Court of Appeals) that part of the Circuit Court judgment upholding the constitutionality of the surcharge statute. The PSC and KU appealed that part of the judgment concerning the retroactive application of the surcharge statute. The PSC previously ordered KU to collect all surcharge revenues beginning February 1, 1995 subject to refund pending final determination of all appeals. KU expects the PSC to continue to do so until the appeals are concluded. The total surcharge collections from February 1, 1995 through June 30, 1998 were approximately $66 million.

   In December 1997, the Court of Appeals rendered an opinion upholding the portion of the Circuit Court's judgment regarding the constitutionality of the surcharge statute but reversing that portion of the Circuit Court's judgment concerning the claim of retroactive application of the statute.

   The Kentucky Attorney General and other consumer representatives filed motions for discretionary review with the Kentucky Supreme Court (Supreme Court). The Supreme Court granted said motion and the issues are presently being briefed by the parties at the Supreme Court.

   KU continues to believe that the constitutionality of the surcharge statute will be upheld. Although KU cannot predict the outcome of the claim of retroactive application of the statute, it is the position of KU and the PSC that the July 1994 PSC order did not retroactively apply the statute. If the Court of Appeals' opinion re versing the Circuit Court's judgment on the claim of retroactively is overturned and the Circuit Court's judgment, as entered, is upheld, KU estimates that the amount it could be required to refund for surcharge collections through June 30, 1998, from the implementation of the surcharge would be approximately $17 million and from February 1, 1995, would be approximately $15 million. At this time, KU has not recorded any reserve for refund.

   Although not a party to the KU proceeding, LG&E is involved in separate proceedings regarding its surcharge and may also face exposure on these matters in the event of an ultimate adverse ruling on these issues.
   See Note 4 of LG&E's Notes to Financial Statements in LG&E's Annual Report on Form 10-K for the year ended December 31, 1997, for a further discussion.

7. Note 16 of the Company's Financial Statements for the year ended December 31, 1997 discusses the status of certain proceedings before the FERC regarding the status of the Southampton cogeneration facility ("Southampton") as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act for the year 1992, including a request for clarification as to any FERC-ordered rate refunds payable from Southampton to Virginia Electric and Power Company ("VEPCO") for the 1992 period. See Part II, Item 1, Legal Proceedings, for recent developments in this matter.

8. Effective July 15, 1998, the Company closed its pending transaction to lease the generating assets of Big Rivers Electric Corporation ("Big Rivers"). Future minimum payments under the lease agreement follow (amounts in thousands of dollars).

   1998                                               $      -
   1999                                                      -
   2000                                                 15,481
   2001                                                 30,962
   2002                                                 30,962
   Thereafter                                          619,240

   Total                                              $696,645

   The Company paid the first two years' rent to Big Rivers at closing. The above table does not include this payment, which totaled $55.9 million.

   See "Recent Developments - Lease of Big Rivers Facilities" in Item 2, Management's Discussion and Analysis of Operations and Financial Condition for information concerning this transaction. See also Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1998 and Part I, Item 1, Business, of the Company's 1997 Form 10-K.

9. On June 30, 1998, the partnership that owns the Rensselaer cogeneration facility, along with 14 other independent power producers, participated in the consummation of a Master Restructuring Agreement (MRA) with Niagara Mohawk Power Corporation (NIMO), the purchasing utility. As part of the MRA, the partnership restructured its power purchase agreement with NIMO and entered into a multi-year agreement with the utility. Substantial amounts of the gross proceeds received by the partnership from NIMO were used to repay outstanding project debt and financial obligations as well as termination payments to the project's steam host, fuel suppliers, fuel transporters and other service providers.

   As a result of a settlement among the parties, the Company will retain a 50% interest in the partnership that owns the Rensselaer facility. The Company received one-half of the partnership's net receipts related to the MRA, less amounts retained by the partnership for operating needs. The Company recognized an after-tax gain on the MRA transaction and the settlement of $21 million. See also Part II, Item 1, Legal Proceedings.

10.Note 16 of the Company's, and Note 12 of LG&E's, Financial Statements for the year ended December 31, 1997, respectively, in the Company's and LG&E's Annual Report on Form 10-K for such year, discuss certain pending settlements for an aggregate of $150,000 relating to LG&E's status as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act for certain disposal facilities. These settlements are now final and have been entered by the court.

11.Reference is made to Part II, Legal Proceedings, in the Company's, KU
   Energy's, LG&E's and KU's 10-Qs for the quarter ended March 31, 1998, and Part I, Item 3, Legal Proceedings, of the Company's, KU Energy's, LG&E's and KU's (and Note 16 of the Company's Notes to Financial Statements) in their respective Annual Reports on Form 10-K for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Recent Developments - Merger

On May 4, 1998, LG&E Energy and KU Energy merged. KU Energy was the parent company of Kentucky Utilities Company (KU). Further information concerning the merger is included in Notes 1 and 2.

Discontinuance of Merchant Energy Trading and Sales Business

On July 28, 1998, the Company announced that, primarily due to its current portfolio of energy marketing contracts, and the impact that recent volatility, instability and rising prices on the power market have had on these contracts, it would discontinue its merchant trading and sales business effective June 30, 1998. Exiting the merchant trading and sales business is intended to enable the Company to focus on adding and optimizing physical assets, and to eliminate the earnings impact of extreme market volatility on its current portfolio of energy marketing contracts. The Company intends to sell or buyout the long-term contracts that obligate it to buy and sell natural gas and electric power. It also plans to sell its natural gas gathering and processing business. The Company, however, intends to maintain sufficient market knowledge, risk management skills, technical systems and experienced personnel to maximize the value of power sales from assets it owns or controls, including LG&E, KU and Big Rivers.

As a result of the Company's decision to discontinue its merchant trading and sales activity, and the decision to sell the associated gas gathering and processing business, the Company recorded an after-tax loss on disposal of discontinued operations of $225.0 million in the second quarter. The loss on disposal of discontinued operations results primarily from several fixed-price energy marketing contracts entered in 1996 and early 1997, including the Company's long-term contract with Oglethorpe Power Corporation (OPC). Other components of the write-off include costs relating to certain peaking options, goodwill associated with the Company's 1995 purchase of these operations and exit costs. Although the Company used what it believes to be appropriate estimates for future energy prices to calculate the write-off, there is no guarantee that higher than anticipated future prices or a lower received purchase price than estimated for asset sales could not result in additional write-offs. See Part II,
Item I for a discussion of settlement negotiations regarding the OPC contract.

The Company restated its financial statements for prior periods to present the operating results, financial position and cash flows of these businesses as discontinued operations. See Notes 1 and 3 for more information.

Lease of Big Rivers Facilities

As previously announced, effective July 15, 1998, the Company closed its transaction to lease the generating assets of Big Rivers Electric Corporation ("Big Rivers") following receipt of necessary regulatory approvals. This 25-year transaction involves a lease by subsidiaries of the Company of Big Rivers' approximately 1,700 megawatts of generating capacity. Under the transactions, Western Kentucky Energy Corp. ("WKE"), a subsidiary of the Company, leases and operates Big Rivers' three coal-fired facilities as an exempt wholesale generator. In addition, an affiliate of WKE operates and maintains the Station Two generating facility of the City of Henderson, Kentucky, and another affiliate, LG&E Energy Marketing, Inc. ("LEM"), purchases from the City the capacity and energy of Station Two in excess of the City's needs. In related transactions, LEM supplies power to Big Rivers at fixed prices to meet the needs of its four member distribution cooperatives and their retail customers in Western Kentucky, and separately provides power directly to two of those cooperatives to meet the needs of the aluminum smelting facilities of Alcan Alu minum Corporation and Southwire Company in that state. Excess generating capacity will remain available for LEM to market throughout the region. In connection with these transactions, the Company, through its affiliates, has undertaken to bear certain of the future capital requirements of those generating assets, certain defined environmental compliance costs, and other obligations. Big Rivers' personnel at the plants became employees of WKE upon the commencement of the transactions. Final Kentucky Public Service Commission approvals in connection with this transaction were received on July 14, 1998, and final Federal Energy Regulatory Commission approvals were received on July 8, 1998. See Part II, Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1998 and Part I, Item 1, Business, of the Company's 1997 Form 10-K.

General

Two of the Company's principal subsidiaries are LG&E, an electric and gas utility, and KU, an electric utility. LG&E's and KU's results of operations and liquidity and capital resources are important factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; future prices of power and natural gas; unusual weather; regulatory decisions, including decisions resulting from the combination of LG&E Energy and KU Energy; and other factors described from time to time in the Company's reports to the Securities and Exchange Commission, including
Exhibit 99.01 to the Form 10-K for the year ended December 31, 1997.

                          Results of Operations

LG&E's, KU's and the Argentine gas distribution companies' results of operations are significantly affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended June 30, 1998, Compared to
                     Three Months Ended June 30, 1997

The Company's income from continuing operations decreased to $.10 per share in 1998 from $.25 per share in 1997. Results for 1998 included $.42 of after-tax charges for merger-related costs ($.19 for LG&E, $.17 for KU, and $.06 for Corporate). Excluding these charges, income from continuing operations totaled $.52 in 1998, an increase of $.27 over earnings for 1997. Approximately $.16 of this increase resulted primarily from closing a Master Restructuring Agreement in June 1998 with the utility that buys the power generated by the Rensselaer facility (see Note 9 of Notes to Financial Statements). The rest of the increase resulted from increased earnings at LG&E and KU.

Income from discontinued operations decreased $21.0 million due to increased volatility, instability and rising prices in the wholesale power market during the second quarter of 1998. See Notes 1 and 3 of Notes to Financial Statements for more information.

LG&E Results:

LG&E's net income decreased $21.4 million for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, due to an after-tax charge for merger-related expenses as discussed in Note 2 of Notes to Financial Statements of $25 million. Excluding this charge, LG&E's net income increased $3.6 million over the comparable second quarter of 1997. This is primarily due to an increase in electric sales caused by the warmer weather and decreased maintenance at electric generation stations, partially offset by decreased gas sales and higher operating expenses at electric generating plants and increased maintenance expenses due to several severe storms that occurred in the second quarter of 1998.

A comparison of LG&E's revenues for the quarter ended June 30, 1998, with the quarter ended June 30, 1997, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $ 2,113   $ (1,984)
 Demand side management/decoupling
  revenue                                               (3,283)      (459)
 Variation in sales volume, etc.                        14,723     (5,385)

 Total                                                  13,553     (7,828)

Sales for resale                                        15,583        891
Gas transportation - net                                     -       (498)
Other                                                     (372)      (216)

Total                                                  $28,764   $ (7,651)

Retail electric sales increased due to the warmer weather experienced in the quarter compared to the second quarter of 1997; cooling degree days this quarter were 91% higher than last year. Electric sales for resale increased due to larger amounts of power available for off-system sales, an increase in the unit price of sales and sales to Kentucky Utilities of $4.3 million as a result of economic dispatch of generating units between LG&E and KU following the merger of LG&E Energy Corp. and KU Energy. As a consequence of such economic dispatch, LG&E and KY are buying power from each other when it is economically advisable for them to do so.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation increased $5.8 million (16%) for the quarter because of an increase in generation ($4.3 million) and a higher cost of coal burned ($1.5 million). Gas supply expenses decreased $4.9 million (23%) due to a decrease in the volume of gas delivered to the distribution system ($2.6 million) and a decrease in net gas supply cost ($2.3 million).

Power purchased increased $12.3 million because of an increase in the unit price of purchases, increased Kwh purchases to support increased electric sales and increased purchases from Kentucky Utilities of $5.1 million as a result of economic dispatch following the merger of the two companies in May 1998.

Other operation expenses increased $3.4 million (9%) over 1997 because of increased costs to operate the electric generating plants.

Maintenance expenses decreased $1.6 million (11%) mainly because of a decrease in repairs at the electric generating plants ($3.5 million); offset by increased storm damage expenses ($1.9 million).

LG&E incurred a pretax charge in the second quarter for costs associated with the merger of LG&E Energy Corp. and KU Energy of $34.1 million. The corresponding tax benefit of $9.1 million is recorded in Other income and (deductions). The amount charged is in excess of the amount permitted to be deferred as a regulatory asset by the Kentucky Public Service Commission. See Note 2 for a further explanation of merger costs.

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

Interest charges decreased partly because the Company's First Mortgage Bonds, 6.75% Series of $20 million were retired at maturity on June 1, 1998.

KU Results:

KU's net income for the three months ended June 30, 1998 decreased $13.2 million compared to the same period of 1997. The decrease was due to an after-tax charge in the second quarter of 1998 of $21.7 million for merger related expenses as discussed in Note 2 of Notes to Financial Statements. Excluding this charge, net income for the three months ended June 30, 1998, increased $8.5 million. The increase was primarily due to increases in residential sales, commercial sales and sales for resale caused by the warmer weather and decreased maintenance expenses.

A comparison of KU's revenues for the quarter ended June 30,1998, with the quarter ended June 30,1997, reflects increases and decreases which have been segregated by the following principal causes:

                                                    Increase or
                                                     (Decrease)
                                                  (Thousands of $)
                                                      Electric
Cause                                                 Revenues

Sales to ultimate consumers:
 Fuel clause adjustments                               $ 2,555
 Environmental cost recovery                               398
 Variation in sales volume, etc.                         8,219

 Total                                                  11,172

Sales for resale                                        18,514
Other                                                      525

Total                                                  $30,211

Operating revenues increased $30.2 million (19%). The increase reflects a 28% increase in kilowatt-hour sales, which is primarily attributable to increases in residential sales, commercial sales, and sales for resale. The increases in residential and commercial sales were primarily due to warmer weather during the second quarter of 1998 in comparison to 1997. The increase in sales for resale (1,584,357 megawatt-hours versus 714,214 megawatt-hours) was primarily due to increased marketing efforts, an increase in the unit price of sales and sales to LG&E of $5.1 million as a result of economic dispatch following the merger of LG&E Energy Corp. and KU Energy.

Fuel for electric generation expenses increased by $13.1 million (31%) due to a 29% increase in million British thermal units (MBTU) used. The increased consumption was primarily caused by the previously mentioned increase in kilowatt-hour sales.

Power purchased increased $5 million (26%). The increase was primarily due to a 31% increase in megawatt-hour purchases which was attributable to increased purchases from LG&E of $4.3 million as a result of economic dispatch following the merger of the two companies in May 1998.

Maintenance expense decreased $3.9 million (19%). The decrease was mainly attributable to differences in the timing of production maintenance expenditures.

Merger costs to achieve reflects the pre-tax charge of $21.8 million (the corresponding tax benefit of $.1 million is recorded in other income and (deductions)) for merger related expenses as discussed in Note 2 of Notes to Financial Statements.

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

Argentine Gas Distribution and Other Results:

LG&E Capital Corp. and KU Capital Corp., wholly-owned subsidiaries of the Company, serve as the holding companies for the Company's non-utility operations. LG&E Capital Corp., through its subsidiaries, is engaged in various independent power projects and in the gas distribution business in Argentina. LG&E Capital also holds the Company's discontinued operations. KU Capital Corp., through its subsidiaries, is engaged in various independent power projects and leveraged leases. LG&E Capital's and KU Capital's continuing operations are included in the accompanying income statements under the headings "Argentina Gas Distribution and Other" and "Equity in Earnings of Joint Ventures." On July 24, 1998, KU Capital Corporation was merged into LG&E Capital Corp., with the latter as the surviving corporation.

Argentine gas distribution and other revenues increased $10.9 million due to Retail Access Services' starting operations in the second quarter of 1998 and to an increase in revenues at Distribuidora de Gas del Centro (Centro). Cost of revenues increased $6.0 million due to Retail Access Services starting operations. Retail Access Services is a business of the Company which provides consulting, technical, software and operational support and services to independent retail energy service providers in certain markets.

Argentine gas distribution and other operation and maintenance expense increased $4.4 million due mainly to higher corporate expenses. Non-utility depreciation and amortization increased $1.4 million due to write-offs related to the Rensselaer project's closing of the Master Restructuring Agreement (MRA) with Niagara Mohawk Power Corporation (NIMO). See Note 9 of Notes to Financial Statements under Item 1.

Equity in earnings of joint ventures increased $44.8 million in 1998 due primarily to the Rensselaer project's gain in connection with the NIMO MRA. See Note 9 of Notes to Financial Statements under Item 1.

Non-utility other income decreased $8.9 million primarily due to the reacquisition of one-half of the Company's interest in the partnership that owns the Rensselaer project, and to recording related expenses. See Note 9 of Notes to Financial Statements in Item 1.

The consolidated effective tax rate increased to 66.3% in 1998 from 35.3% in 1997 mainly due to non-deductible merger-related expenses.

               Six Months Ended June 30, 1998, Compared to
                      Six Months Ended June 30, 1997

The Company's income from continuing operations decreased to $.46 per share in 1998 from $.62 per share in 1997. Results for 1998 included $.42 of charges for merger-related costs ($.19 for LG&E, $.17 for KU, and $.06 for Corporate). Excluding these charges, income from continuing operations would have totaled $.88 in 1998, an increase of $.26 over earnings for 1997. Approximately $.16 of this increase resulted from closing the NIMO MRA in June 1998 (see Note 9 of Notes to Financial Statements). The rest of the increase resulted from increased earnings at LG&E and KU.

Income from discontinued operations decreased $23.1 million due to increased volatility, instability and rising prices in the wholesale power market during the first six months of 1998. See Notes 1 and 3 of Notes to Financial Statements for more information.

LG&E Results:

LG&E's net income decreased $22 million for the first six months of 1998, as compared to the first six months of 1997, due to the charge for merger-related expenses as discussed in Note 2 of Notes to Financial Statements. Excluding the costs to achieve the merger, net income increased $3 million. This increase is mainly due to increased electric retail and wholesale sales, partially offset by lower gas sales and higher operating expenses at the electric generating stations.

A comparison of LG&E's revenues for the six months ended June 30, 1998, with the six months ended June 30, 1997, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                      $    650   $  1,837
 Demand side management/decoupling
  revenue                                               (3,283)       924
 Environmental cost recovery surcharge                    (230)         -
 Variation in sales volume, etc.                        15,196    (19,339)

 Total                                                  12,333    (16,578)

Sales for resale                                        28,974      5,399
Gas transportation - net                                     -        (14)
Other                                                     (618)      (438)

Total                                                 $ 40,689   $(11,631)

Electric retail sales increased primarily due to the warmer weather experienced in the second quarter as compared to 1997. Sales for resale increased due to larger amounts of power available for off-system sales, an increase in the unit price of the sales and sales to Kentucky Utilities of $4.3 million due to economic dispatch following the merger in May 1998 of LG&E Energy Corp. and KU Energy.

Gas retail sales decreased from 1997 due to the warmer weather in the first six months of 1998. Gas wholesale sales increased to $5.4 million in 1998 from zero in 1997 due to the implementation of LG&E's performance-based ratemaking mechanism.

Fuel for electric generation increased $10.8 million (16%) for the six months because of an increase in generation ($8.2 million) and a higher cost of coal burned ($2.6 million). Gas supply expenses decreased $8.6 million (10%) due to a decrease in the volume of gas delivered to the distribution system.

Power purchased increased $17.9 million because of the availability of economically priced power during the first quarter of 1998, an increase in the unit price of purchases in the second quarter of 1998 and increased purchases from Kentucky Utilities of $5.1 million as a result of economic dispatch following the merger of the two companies in May 1998.

Other operation expenses increased $6.9 million (9%) over 1997 because of increased costs to operate the electric generating plants ($4.2 million) and increased administrative costs ($3.3 million).

Maintenance expenses decreased $3 million (11%) primarily because of a decrease in repairs at the electric generating plants ($4.5 million) offset by increased storm damage expenses of $1.4 million.

LG&E incurred a pre-tax charge in the second quarter for costs associated with the merger of LG&E Energy Corp. and KU Energy of $34.1 million. The corresponding tax benefit of $9.1 million is recorded in other income and (deductions). The amount charged is in excess of the amount permitted to be deferred as a regulatory asset by the Kentucky Public Service Commission. See Note 2 for a further explanation of merger costs.

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

KU Results:

KU's net income for the six months ended June 30, 1998 decreased $13.1 million compared to the same period of 1997. This decrease was due to an after-tax charge in the second quarter of 1998, of $21.7 million for merger related expenses as discussed in Note 2 of Notes to Financial Statements. Excluding this charge, net income for the six months ended June 30, 1998, increased $8.5 million. The increase was primarily due to increases in residential sales, commercial sales and sales for resale caused by the warmer weather and decreased maintenance expenses.

A comparison of KU's revenues for the six months ended June 30, 1998, with the six months ended June 30, 1997, reflects increases and decreases which have been segregated by the following principal causes:

                                                    Increase or
                                                     (Decrease)
                                                  (Thousands of $)
                                                      Electric
Cause                                                 Revenues

Sales to ultimate consumers:
 Fuel clause adjustments                               $ 6,956
 Environmental cost recovery                             1,178
 Variation in sales volume, etc.                         5,686

 Total                                                  13,820

Sales for resale                                        19,761
Other                                                      935

Total                                                  $34,516

Operating revenues increased $34.5 million (10%). The increase reflects a 15% increase in kilowatt-hour sales. The increase in kilowatt-hour sales is primarily attributable to increases in residential sales, commercial sales, and sales for resale. The increases in residential and commercial sales are primarily attributable to warmer weather in 1998. The increase in sales for resale (2,522,155 megawatt-hours versus 1,549,106 megawatt-hours) was primarily due to increased marketing efforts, an increase in the unit price of sales and sales to LG&E of $5.1 million as a result of economic dispatch following the merger of LG&E Energy Corp. and KU Energy.

Fuel for electric generation expenses increased by $16.7 million (19%) primarily due to a 14% increase in MBTU used. The increased consumption was primarily caused by the previously mentioned increase in kilowatt-hour sales.

Power purchased increased $5.4 million (14%). The increase was primarily due to a 17% increase in megawatt-hour purchases which was primarily attributable to increased purchases from LG&E of $4.3 million as a result of economic dispatch following the merger of the two companies in May 1998.

Maintenance expense decreased $2.6 million (8%). The decrease was mainly attributable to differences in the timing of production maintenance expenditures.

Merger costs to achieve reflects the one-time charge in the second quarter of 1998 of $21.8 million (the corresponding tax benefit of $.1 million is recorded in other income and (deductions)) for merger related expenses as discussed in Note 2 of Notes to Financial Statements.

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

Argentine Gas Distribution and Other Results:

Argentine gas distribution and other revenues increased $26.4 million due to acquiring a controlling interest in Distribuidora de Gas del Centro (Centro) in February 1997 and to Retail Access Services starting operations in the second quarter of 1998. Cost of revenues increased $14.1 million for the same reasons.

Argentine gas distribution and other operation and maintenance expense increased $9.3 million due mainly to higher corporate expenses. Non-utility depreciation and amortization increased $5.1 million due to writing off certain capitalized interest and development costs related to the San Miguel facility and to write-offs related to the Rensselaer project's Master Restructuring Agreement (MRA) with Niagara Mohawk Power Corporation
(NIMO). For more information about the San Miguel sale, see Note 7 of Notes to Financial Statements under Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. See Note 9 of Notes to Financial Statements in Item 1 for more information about the MRA with NIMO.

Equity in earnings of joint ventures increased $44.8 million in 1998 due to the Rensselaer project's recording a gain related to the MRA with NIMO.

Non-utility other income decreased $9.1 million due to the reacquisition of the Company's interest in the partnership that owns the Rensselaer project, and to recording related expenses. See Note 9 of Notes to Financial Statements in Item 1.

Non-utility interest charges increased $2.2 million due to an increase in average debt outstanding.

The consolidated effective tax rate increased to 45.3% in 1998 from 35.8% in 1997 mainly due to non-deductible merger-related expenses.

                     Liquidity and Capital Resources

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's and KU's electric and gas customers' needs and protection of the environment.
Capital funds are also needed for the Company's capital obligations under the Big Rivers lease arrangements, the discontinuance of the merchant sales and trading business, partnership equity contributions in connection with independent power production projects, information system enhancements, and other business development opportunities. Construction expenditures for the six months ended June 30, 1998, of $92.2 million were financed with internally generated funds. It is currently anticipated that the Company will meet its known capital needs with internally generated funds and short-term borrowings.

The Company's combined cash and marketable securities balance decreased $7.6 million during the six months ended June 30, 1998. The decrease reflects construction expenditures, dividends paid and a net decrease in debt, partially offset by cash flows from operations and proceeds received from the sale of the Company's interest in the San Miguel project.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The significant increases in accounts receivable and accounts payable resulted from seasonal fluctuations in Centro's businesses. Gas stored underground decreased due to seasonal fluctuations in LG&E's business.

The decrease in notes payable and the offsetting increase in long-term debt reflect issuing $150 million of medium-term notes in February 1998 and using the proceeds to repay a portion of the outstanding commercial paper balance. The Company also uses commercial paper which had maturity dates ranging between one and 270 days. Because of the rollover of these maturity dates, total short-term borrowings during the first six months of 1998 were $2.1 billion and total repayments of short-term borrowings during the same period were $2.3 billion. See Note 14 of Notes to Financial Statements under Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

At June 30, 1998, unused capacity under the Company's lines of credit totaled $672.1 million after considering commercial paper support and approximately $81.8 million in letters of credit securing on- and off-balance sheet commitments. At December 31, 1997, unused capacity under the lines of credit totaled $541.7 million. The increase in unused capacity resulted from repaying a portion of the outstanding commercial paper balance.

As explained in more detail under Item 1 of Part II of this report, on July 15, 1998, the Company closed its transaction to lease the generating assets of Big Rivers Electric Corporation. On July 14, 1998, LG&E Capital Corp. issued $95.1 million of commercial paper to meet various working capital requirements related to the closing.

In July 1998 following the Company's decision to discontinue its merchant energy trading and sales business, Standard & Poor's (S&P) downgraded the credit ratings of the Company and its subsidiaries. The Company's corporate credit rating was changed from "A+" to "A". Similar action was taken with respect to the credit ratings of LG&E and KU. LG&E's corporate credit rating and first mortgage bonds are now rated "A+", its unsecured debt and preferred stock are now rated "A" and its commercial paper is now rated "A-1". KU's corporate credit rating and preferred stock are now rated "A+", its first mortgage bonds are now rated "AA-" and its commercial paper is now rated "A-1". LG&E Capital's ratings for its corporate credit and unsecured debt are now "A" and its commercial paper rating remained at "A-1". These ratings reflect the views of S&P, and an explanation of the significance of these ratings may be obtained from S&P. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

LG&E retired $20 million of first mortgage bonds on June 1, 1998, with funds generated internally.

At June 30, 1998, KU had no short-term borrowings compared to $33.6 million at December 31, 1997. The short-term borrowings have been used primarily to finance ongoing construction expenditures and general corporate requirements. The decrease during the six months ended June 30, 1998, is due primarily to cash provided by operations exceeding cash required for investing and financing activities (exclusive of short-term borrowings) for the six months ended June 30, 1998.

The Company's capitalization ratios at June 30, 1998, and December 31, 1997, follow:

                                              June 30,  Dec. 31,
                                                1998      1997

Long-term debt (including current portion)      46.4%     37.7%
Notes payable                                    7.0      12.1
Preferred stock                                  4.7       4.2
Common equity                                   41.9      46.0
Total                                          100.0%    100.0%


LG&E's capitalization ratios at June 30, 1998, and December 31, 1997, follow:

                                              June 30,  Dec. 31,
                                                1998      1997

Long-term debt (including current portion)      45.2%     45.4%
Preferred stock                                  6.9       6.7
Common equity                                   47.9      47.9
Total                                          100.0%    100.0%

KU's capitalization ratios at June 30, 1998, and December 31, 1997, follow:

                                              June 30,  Dec. 31,
                                                1998      1997

Long-term debt (including current portion)      46.2%     44.4%
Notes payable                                    0.0       2.7
Preferred stock                                  3.4       3.2
Common equity                                   50.4      49.7
Total                                          100.0%    100.0%


For a description of significant contingencies that may affect the Company, LG&E and KU, reference is made to Part II herein - Item 1, Legal
Proceedings.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, LG&E and KU, reference is made to the information under (i) the following items and captions of (a) the Company's and LG&E's and (b) KU Energy's and KU's respective combined Annual Reports on Form 10-K for the year ended December 31, 1997: Item 1, Business; Item 3, Legal Proceedings;
Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 4 and 16 of the Company's Notes to Financial Statements under Item 8; Notes 3 and 12 of LG&E's Notes to Financial Statements under Item 8 and Note 9 of KU's Notes to Financial Statements under Item 8; and (ii) the following items and captions of (a) the Company's and LG&E's and (b) KU Energy's and KU's respective combined Quarterly Reports on Form 10-Q for the quarter ended March 31, 1998: Part III, Item 1, Legal Proceedings; and Note 2 to KU Energy's and KU's Notes to Financial Statements. Except as described herein, to date, the proceedings reported in the Company's and LG&E's and KU Energy's and KU's respective Forms 10-K and first-quarter Forms 10-Q have not changed materially.

Big Rivers Transaction.

Effective July 15, 1998, the Company closed its pending transaction to lease the generating assets of Big Rivers Electric Corporation ("Big Rivers"). See "Recent Developments - Lease of Big Rivers Facilities" in
Item 2, Management's Discussion and Analysis of Operations and Financial Condition for information concerning this transaction. See also Part II,
Item 1, Legal Proceedings, of the Company's Form 10-Q for the quarter ended March 31, 1998 and Part I, Item 1, Business, of the Company's 1997 Form 10-K.

Southampton

Note 16 of the Company's Financial Statements for the year ended December 31, 1997 discusses the status of certain proceedings before the FERC regarding the status of the Southampton cogeneration facility ("Southampton") as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act for the year 1992, including a request for clarification as to any FERC-ordered rate refunds payable from Southampton to Virginia Electric and Power Company ("VEPCO") for the 1992 period. On May 18, 1998, the FERC issued an order addressing certain issues in this matter. The order reaffirmed certain exemptions granted Southampton as a QF for the 1992 period. Regarding the rate refund amount, the FERC order requires VEPCO to compensate Southampton for every hour in 1992 that the unit was available for dispatch, whether or not actually dispatched, at VEPCO's hourly economy energy cost, thus reducing Southampton's exposure to refund. FERC also denied Southampton's request for approval of a $500,000 refund and directed the parties to enter into further FERC-supervised settlement negotiations regarding calculation of the refund amount in accordance with the clarifications in the FERC order. Southampton and VEPCO each filed requests for rehearing of the May 18 order which are still pending before the FERC. On May 28, 1998, Southampton filed a petition for review of FERC's orders in this proceeding with the United States Court of Appeals for the District of Columbia Circuit ("Court of Appeals"). Because the Court of Appeals will dismiss a petition for review if petitions for rehearing are simultaneously pending before FERC and several parties, including Southampton, have sought rehearing, Southampton has filed a voluntary motion with the Court of Appeals to dismiss its appeal without prejudice. FERC has also filed a motion to dismiss Southampton's appeal. If Southampton's motion is granted, Southampton could seek judicial review of FERC's decisions in this proceeding after FERC acts on the pending petitions for rehearing. Pending the commencement and outcome of such negotiations, as well as any further potential actions, currently unknown, to be taken by Southampton or VEPCO, including possible appeal of any final FERC order, the Company cannot predict the ultimate amount of the refund. The Company's 50% share of the revenues received by Southampton in 1992 was approximately $9.5 million and any refund is subject to interest charges. The Company has also been notified that its partners in the Southampton facility are disputing their responsibility for their share of any refund and are asserting that the Company should bear the full responsibility for any refund. The Company and partners are currently negotiating these matters.

Calgary

Item 3, Legal Proceedings, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 discusses the status of certain proceedings relating to unauthorized transactions which were discovered in the Company's former LG&E Natural Canada Inc. office. The Company has agreed to dismiss one action which had been filed in this matter against a natural gas sales and marketing company and its director, president and secretary. The Company continues to pursue the remaining action against its former employee as described in Item 3 to the Form 10-K, which action is in the discovery stages.

Rensselaer

Item 3, Legal Proceedings, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, discussed the status of a master restructuring agreement between Niagara Mohawk Power Corporation ("NIMO") and LG&E Westmoreland-Rensselaer ("LWR"), the owner of the Rensselaer, New York cogeneration facility in which the Company has an interest. The closing of the master restructuring transactions between NIMO and 14 other independent power producers including LWR occurred June 30, 1998. In connection with this closing and the restructuring of its power purchase agreement with NIMO, the Company recorded an after-tax gain of $21.0 million relating to its interest in LWR. The Company previously reported the sale of one-half of its interest in LWR. As a result of a settlement among the parties, the Company has retained its 50% ownership in the Rensselaer facility. See also "Recent Developments" in Part I, Item 2, Management's Discussion and Analysis of Operations and Financial Condition.

Oglethorpe Power Contract

In November 1996, the Company, through its LG&E Energy Marketing Inc. subsidiary (LEM), entered into a 15 year agreement with Oglethorpe Power Corporation (OPC) to supply approximately one-half of OPC's systemwide power needs during the term of the agreement and with rights to market OPC's surplus power. The Company has been in settlement negotiations with OPC over load projections provided by OPC as an inducement for LEM to enter into the 1996 agreement. Absent an acceptable settlement with OPC, the Company will pursue legal remedies. See also "Recent Developments" in Part I, Item 2, Management's Discussion and Analysis of Operations and Financial Condition.

Springfield Municipal Contract

On July 29, 1998, LEM filed suit in the United States District Court for the Western District of Kentucky in Louisville, against the City of Springfield, Illinois, City Water, Light and Power Company ("Springfield CWLP"). The action seeks damages for Springfield CWLP's failure, including in late June 1998, to sell electric energy to LEM pursuant to a February 1997 Interchange Agreement and transaction confirmations thereunder, as well as for other related claims. LEM has estimated that its damages in this matter may be approximately $21.0 million.

Proposed NOx Reductions

Note 16 to the Company's and Note 12 to LG&E's respective Notes to Financial Statements for the year ended December 31, 1997 and Management's Discussion and Analysis to KU Energy's and KU's respective Forms 10-K for the year ending December 31, 1997 (Part I, Item

1, Business) and their Forms 10-Q for the quarter ending March 31, 1998 (Part I, Item 2), discuss the pending United States Environmental Protection Agency's ("USEPA") new nitrogen oxide and particulate matter standards adopted in July 1997 and related proposed regulations issued in October 1997. The Company continues to monitor the USEPA comment and rule-making process in this matter through regional and industry trade groups and organizations. If finally adopted as proposed, the regulations may require LG&E, KU and Big Rivers, as well as the Company's independent power projects, to incur significant capital expenditures and significantly increased operation and maintenance costs. In connection with the closing of the KU Energy merger and Big Rivers lease transactions and potential Company obligations in respect of these additional coal-fired generation assets, the Company now estimates these capital costs as potentially in excess of $300 million in the aggregate. These costs would generally be incurred following the year 2000. The Company believes its exposure in this regard to be comparable to that of similarly-situated utilities with like generation assets. The Company anticipates that a significant portion of any such capital costs could be recoverable through rates. However, Public Service Commission Approval is necessary and there can be no guarantee of such recovery.

KU Environmental Surcharge

On June 10, 1998, the Kentucky Supreme Court granted motions for discretionary review filed by the Kentucky Attorney General and consumer representatives in court proceedings regarding the constitutionality of the state environmental surcharge statute and related matters. Briefs are due in early August, however no date for oral argument has yet been set. See
Note 6 to Notes to Financial Statements (Unaudited) under Item 1 of this Form 10-Q for further details, including a discussion any potential refund amounts.

Item 4.  Submission of Matters to a Vote of Security Holders.

a) LG&E Energy's and LG&E's Annual Meetings of Shareholders were held on April 22, 1998. KU Energy's Annual Meeting of Shareholders was held on April 28, 1998. The sole common shareholder of KU executed a written consent in lieu of an annual meeting on April 28, 1998.

b) Not applicable.

c) The matters voted upon and the results of the voting at the Special Meeting are set forth below:

1. LG&E Energy:

i) The shareholders voted to elect LG&E Energy's nominees for election to the Board of Directors as follows:

   Owsley Brown II - 54,134,575 common shares cast in favor of election and 303,969 shares withheld.

   Gene P. Gardner - 54,099,551 common shares cast in favor of election and 307,816 shares withheld.

   J. David Grissom - 54,045,140 common shares cast in favor of election and 353,789 shares withheld.

   Jeffery T. Grade - 53,965,876 common shares cast in favor of election and 404,887 shares withheld.

   Holders of 235,944 common shares abstained from voting on this matter.

ii)The shareholders voted 54,087,460 common shares in favor of and 197,592 shares against the approval of Arthur Andersen LLP as independent auditors for 1998. Holders of 401,599 common shares abstained from voting on this matter.

2. LG&E:

i) The shareholders voted to elect LG&E's nominees for election to the Board of Directors as follows:

   21,294,223 common shares cast in favor of election and no shares withheld for each of Owsley Brown II, Gene P. Gardner, J. David Grissom and Jeffery T. Grade, respectively.

   Holders of no common shares abstained from voting on this matter.

ii)The shareholders voted 21,294,223 common shares in favor of and no shares against the approval of Arthur Andersen LLP as independent auditors for 1998.

iii)The shareholders voted 21,294,223 common shares in favor of and no shares against the approval of an amendment to LG&E's By-laws to increase the maximum number of directors.

3. KU Energy:

   The shareholders voted to elect KU Energy's nominees for election to the Board of Directors as follows:

   Carol M. Gatton - 31,997,263 common shares cast in favor of election and no shares withheld.

   Harry M. Hoe - 32,117,171 common shares cast in favor of election and no shares withheld.

   Michael R. Whitley - 32,167,314 common shares cast in favor of election and no shares withheld.

   Holders of 438,788 common shares abstained from voting on this matter.

4. KU:

   The shareholders voted to elect KU's nominees for election to the Board of Directors as follows:

   37,817,878 common shares cast in favor of election and no shares withheld for each of Carol M. Gatton, Harry M. Hoe and Michael R. Whitley, respectively.

   Holders of no common shares abstained from voting on this matter.

d) Not applicable.

Item 6(a).  Exhibits.

Exhibit
Number              Description

27 Financial Data Schedules for LG&E Energy Corp., Louisville Gas and Electric Company, and Kentucky Utilities Company.

Item 6(b).  Reports on Form 8-K.

On April 9, 1998, the Company filed a report on Form 8-K announcing that the LG&E Energy Corp. and KU Energy Corporation merger will close effective May 4, 1998, subject to Securities and Exchange Commission final approval and the satisfaction and confirmation of certain closing conditions set forth in their merger agreement.

On May 6, 1998, the Company filed a report on Form 8-K stating that:

1) On May 4, 1998, LG&E Energy Corp. and KU Energy Corporation completed their merger with the Company as the surviving corporation.

2) Effective May 1, 1998, the Company elected Frederick J. Newton, III, to the position of Senior Vice President - Human Resources and
   Administration.

On June 30, 1998, the Company filed a report on Form 8-K announcing that effective on or about January 1, 1998, the Louisville Gas and Electric Company Employees' Stock Ownership Plan and Trust (the "ESOP") was merged into the LG&E Energy Corp. Savings Plan and 401(k) Savings Plan for Employees of Louisville Gas and Electric Company who are Represented by Local 2100 of IBEW, and the ESOP ceased to exist.

On July 29, 1998, the Company filed a report on Form 8-K announcing that it would discontinue its merchant energy trading and sales business and that it would sell the associated gas gathering and processing business. The Company also announced in the same report on Form 8-K that its energy marketing subsidiary, LG&E Energy Marketing Inc. ("LEM"), intends to file an action against the City of Springfield, Illinois, City Water, Light and Power Company ("Springfield CWLP"). The action will seek damages for Springfield CWLP's failure, including in late June 1998, to sell electric energy to LEM pursuant to a February 1997 Interchange Agreement and transaction confirmations thereunder, as well as for other related claims.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E Energy Corp.
Registrant


Date:  August 12, 1998          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Vice President - Finance and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  August 12, 1998          /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 12, 1998          /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)