Form 10-Q
period 1998-09-30
LG&E ENERGY CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1998-11-13
CIK 861388, 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1998


                                    or


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

                            LG&E Energy Corp.
      129,677,030 shares, without par value, as of October 30, 1998.

                   Louisville Gas and Electric Company
      21,294,223 shares, without par value, as of October 30, 1998, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
      37,817,878 shares, without par value, as of October 30, 1998, all held by LG&E Energy Corp.

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

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Consolidated Statements of Income                   1
            Consolidated Balance Sheets                         3
            Consolidated Statements of Cash Flows               5
            Consolidated Statements of Retained Earnings        7
            Consolidated Statements of Comprehensive Income     8

          Louisville Gas and Electric Company
            Statements of Income                                9
            Balance Sheets                                     10
            Statements of Cash Flows                           12
            Statements of Retained Earnings                    13
            Statements of Comprehensive Income                 14

          Kentucky Utilities Company
            Statements of Income                               15
            Balance Sheets                                     16
            Statements of Cash Flows                           18
            Statements of Retained Earnings                    19

          Notes to Financial Statements                        20

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   28

                             PART II

Item 1 Legal Proceedings                                       42

Item 5 Other Information                                       45

Item 6 Exhibits and Reports on Form 8-K                        45

       Signatures                                              46

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

REVENUES:
Electric utility               $ 447,796   $381,733 $1,130,062 $  998,553
Gas utility                       16,978     18,953    136,277    149,882
Western Kentucky Energy           66,246          -     66,246          -
Argentine gas distribution
 and other                        72,835     60,826    163,131    124,688
  Total revenues                 603,855    461,512  1,495,716  1,273,123

COST OF REVENUES:
Fuel and power purchased         154,959    117,046    393,495    314,000
Gas supply expenses                8,950     11,541     89,308    100,510
Western Kentucky Energy           29,302          -     29,302          -
Argentine gas distribution
 and other                        45,824     27,335     97,499     64,929
  Total cost of revenues         239,035    155,922    609,604    479,439

Gross profit                     364,820    305,590    886,112    793,684

OPERATING EXPENSES:
Operation and maintenance:
 Utility                         106,997    104,479    320,061    315,474
 Western Kentucky Energy          25,800          -     25,800          -
 Argentine gas distribution
  and other                       27,055     15,890     59,257     38,793
Depreciation and amortization     49,129     48,597    148,200    140,488
 Total operating expenses        208,981    168,966    553,318    494,755

Equity in earnings
 of joint ventures
 (Note 9)                          2,744      6,500     59,607     16,230

OPERATING INCOME                 158,583    143,124    392,401    315,159

Merger costs to
 achieve (Note 2)                      -          -     65,318          -
Other income and (deductions)      2,350      3,122         82     11,008
Interest charges and
 preferred dividends              26,664     27,073     78,609     78,292
Minority interest                  4,459      3,834      9,104      7,523

Income before income taxes     $ 129,810   $115,339 $  239,452 $  240,352

                    LG&E Energy Corp. and Subsidiaries
                Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

Income before income taxes     $ 129,810   $115,339 $  239,452 $  240,352

Income taxes                      50,298     44,470     99,972     89,169

Income from continuing
 operations                       79,512     70,869    139,480    151,183

Loss from discontinued
 operations, net of income
 tax benefit of $9,721,
 $18,907, and $9,183
 (Note 3)                              -    (15,123)   (23,599)   (15,668)

Loss on disposal of discon-
 tinued operations, net of
 income tax benefit
 of $125,000 (Note 3)                  -          -   (225,000)         -

NET INCOME (LOSS)              $  79,512   $ 55,746 $ (109,119) $  135,515

Average common shares
 outstanding                     129,683    129,646    129,683    129,608

Basic earnings (loss) per share:
 Continuing operations         $     .61   $    .55  $    1.08  $    1.17
 Discontinued operations             .00       (.12)      (.18)      (.12)
 Loss on disposal of dis-
  continued operations               .00        .00      (1.74)       .00
   Total                       $     .61   $    .43  $    (.84) $    1.05

Diluted earnings (loss) per share:
 Continuing operations         $     .61   $    .55  $    1.07  $    1.17
 Discontinued operations             .00       (.12)      (.17)      (.13)
 Loss on disposal of dis-
  continued operations               .00        .00      (1.74)       .00
   Total                       $     .61   $    .43  $    (.84) $    1.04

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1998        1997

CURRENT ASSETS:
Cash and temporary cash investments                 $  122,060 $  111,003
Marketable securities                                   24,532     22,300
Accounts receivable - less reserve                     331,341    242,942
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              69,744     45,450
 Gas stored underground                                 36,694     42,104
 Other                                                  67,232     55,514
Net assets of discontinued opera-
 tions (Note 3)                                        118,774    222,784
Prepayments and other                                   49,138      9,304
 Total current assets                                  819,515    751,401

UTILITY PLANT:
At original cost                                     5,500,302  5,390,868
Less:  reserve for depreciation                      2,321,732  2,201,124
 Net utility plant                                   3,178,570  3,189,744

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in affiliates
 (Note 9)                                              180,385    177,006
Non-utility property and plant, net                    262,347    248,119
Other                                                   56,429     53,534
 Total other property and investments                  499,161    478,659

DEFERRED DEBITS AND OTHER ASSETS                       189,651    143,140

Total assets                                        $4,686,897 $4,562,944

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1998        1997

CURRENT LIABILITIES:
Long-term debt due within one year                  $       21 $   20,021
Notes payable                                          404,275    393,784
Accounts payable                                       185,763    147,962
Other                                                  260,876    122,780
 Total current liabilities                             850,935    684,547

Long-term debt                                       1,360,764  1,210,690

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 548,486    548,477
Investment tax credit, in
 process of amortization                                95,875    101,931
Regulatory liability                                   116,732    117,079
Other                                                  202,016    156,688
 Total deferred credits and other liabilities          963,109    924,175

Minority interests                                     106,935    105,985

Cumulative preferred stock                             136,530    138,353

COMMON EQUITY:
Common stock, without par value -
 129,677,030 shares outstanding                        778,273    778,273
Other                                                   (2,175)    (1,663)
Retained earnings                                      492,526    722,584
 Total common equity                                 1,268,624  1,499,194

Total liabilities and capital                       $4,686,897 $4,562,944

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  (109,119)$  135,515
Items not requiring cash currently:
 Depreciation and amortization                         148,200    140,488
 Deferred income taxes - net                               643      5,147
 Loss from discontinued operations
  (Note 3)                                              23,599     15,668
 Loss on disposal of discontinued
  operations (Note 3)                                  225,000          -
 Other                                                  (9,276)     2,666
Change in net current assets                          (124,012)     2,293
Other                                                  (44,538)   (25,036)
 Net cash flows from operating activities              110,497    276,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                (18,783)    (9,270)
Proceeds from sales of securities                       16,777      3,619
Construction expenditures                             (149,744)  (144,029)
Investment in affiliates                                (1,010)    (5,790)
Proceeds from sale of investment
 in affiliate                                           16,000          -
Acquisition of interests in
 Argentine natural gas distribution
 companies, net of cash and temporary
 cash investments acquired                                   -   (125,852)
  Net cash flows from investing activities            (136,760)  (281,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of medium-term notes                          150,000          -
Retirement of long-term debt                           (20,021)       (21)
Short-term borrowings                                4,753,762  2,323,661
Repayment of short-term borrowings                  (4,743,743)(2,216,800)
Redemption of preferred stock                           (1,823)         -
Issuance of common stock                                     -      3,745
Payment of common dividends                           (100,855)  (107,217)
 Net cash flows from financing activities          $    37,320 $    3,368

                    LG&E Energy Corp. and Subsidiaries
              Consolidated Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        1998        1997

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                  $    11,057 $   (1,213)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                   111,003    106,463

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                     $   122,060 $  105,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                     $    38,137 $   60,342
  Interest on borrowed money                            70,414     66,213

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Retained Earnings
                       (Unaudited - Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

Balance at beginning
 of period                     $ 452,891   $692,218  $ 722,584   $683,962
Net income (loss)                 79,512     55,746   (109,119)   135,515
Cash dividends declared on
 common stock ($.30750, $.28094,
 $.93259 and $.83256 per share)   39,877     36,430    120,939    107,935
Other                                  -          -          -          8

Balance at end of period       $ 492,526   $711,534  $ 492,526   $711,534

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
             Consolidated Statements of Comprehensive Income
                       (Unaudited - Thousands of $)
                                 (Note 5)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

Net income (loss)              $  79,512    $55,746  $(109,119)   $135,515

Unrealized holding (gains) losses
 on available-for-sale securities
 arising during the period           (50)       184        (42)        112

Reclassification adjustment for
 realized (gains) and losses on
 available-for-sale securities
 included in net income               90        209        124        (232)

Other comprehensive income
 (loss), before tax                   40        393         82        (120)

Income tax expense (benefit) related
 to items of other comprehensive
 income                               29        164         44         (94)

Comprehensive income (loss)    $  79,523    $55,975  $(109,081)   $135,489

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

OPERATING REVENUES:
Electric                        $212,907   $189,482   $528,341   $464,228
Gas                               16,978     18,953    136,277    149,882
 Total operating revenues        229,885    208,435    664,618    614,110

OPERATING EXPENSES:
Fuel for electric generation      41,205     40,731    118,488    107,181
Power purchased                   18,057      6,076     42,883     13,052
Gas supply expenses                8,950     11,541     89,308    100,510
Other operation expenses          41,976     40,875    122,850    114,837
Maintenance                       10,666     11,425     33,985     37,768
Depreciation and amortization     23,294     24,892     69,883     70,795
Federal and state
 income taxes                     27,403     22,890     53,485     47,553
Property and other taxes           4,914      3,443     14,361     12,535
 Total operating expenses        176,465    161,873    545,243    504,231

NET OPERATING INCOME              53,420     46,562    119,375    109,879

Merger costs to
 achieve (Note 2)                      -          -     34,134          -
Other income and (deductions)        359        520     10,668      2,364
Interest charges                   8,918      9,859     27,629     29,566

NET INCOME                        44,861     37,223     68,280     82,677

Preferred stock dividends          1,135      1,146      3,400      3,433

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 43,726   $ 36,077   $ 64,880   $ 79,244

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1998        1997

UTILITY PLANT:
At original cost                                    $2,840,947 $2,779,234
Less:  reserve for depreciation                      1,131,803  1,072,842
 Net utility plant                                   1,709,144  1,706,392

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,092      1,365

CURRENT ASSETS:
Cash and temporary cash investments                     31,015     50,472
Marketable securities                                   21,511     19,311
Accounts receivable - less reserve                     167,626    124,872
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              26,757     17,651
 Gas stored underground                                 36,032     41,487
 Other                                                  32,934     31,866
Prepayments                                              1,532      2,627
 Total current assets                                  317,407    288,286

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,997      6,074
Regulatory assets                                       38,818     24,899
Other                                                   23,836     28,625
 Total deferred debits and other assets                 68,651     59,598

Total assets                                        $2,096,294 $2,055,641

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1998        1997

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      260,790    258,910
Other                                                     (730)      (754)
 Total common equity                                   685,230    683,326
Cumulative preferred stock                              95,328     95,328
Long-term debt                                         626,800    626,800
 Total capitalization                                1,407,358  1,405,454

CURRENT LIABILITIES:
Long-term debt due within one year                           -     20,000
Accounts payable                                       122,569    112,142
Dividends declared                                      23,135     21,152
Accrued taxes                                           32,104     18,723
Accrued interest                                         7,712      8,016
Other                                                   15,203     14,608
 Total current liabilities                             200,723    194,641

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 246,139    249,851
Investment tax credit, in
 process of amortization                                72,620     75,800
Accumulated provision for pensions
 and related benefits                                   62,694     40,608
Regulatory liability                                    69,604     65,502
Other                                                   37,156     23,785
 Total deferred credits and other liabilities          488,213    455,546

Total capitalization and liabilities                $2,096,294 $2,055,641

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  68,280  $  82,677
Items not requiring cash currently:
 Depreciation and amortization                          69,883     70,795
 Deferred income taxes - net                               373     (4,170)
 Investment tax credit - net                            (3,180)    (3,257)
 Other                                                   2,862      3,639
Changes in current assets and liabilities:
 Accounts receivable                                   (42,754)   (17,145)
 Materials and supplies                                 (4,719)    (5,727)
 Accounts payable                                       10,427    (26,199)
 Accrued taxes                                          13,381     13,361
 Accrued interest                                         (304)    (1,271)
 Prepayments and other                                   1,690      2,922
Other - net                                             24,132     11,550
 Net cash flows from operating activities              140,071    127,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of securities                        15,623      1,247
Purchases of securities                                (17,784)    (6,457)
Construction expenditures                              (72,950)   (69,850)
 Net cash flows from investing activities              (75,111)   (75,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of first mortgage bonds                     (20,000)         -
Payment of dividends                                   (64,417)   (41,419)
 Net cash flows from financing activities              (84,417)   (41,419)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                      (19,457)    10,696

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    50,472     56,792

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  31,015  $  67,488

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  37,396  $  33,120
  Interest on borrowed money                            26,195     29,707

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

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

Balance at beginning
 of period                      $239,064   $233,388   $258,910   $209,222
Net income                        44,861     37,223     68,280     82,677
 Subtotal                        283,925    270,611    327,190    291,899

Cash dividends declared on stock:
 5% cumulative preferred             269        269        807        807
 Auction rate cumulative pref.       499        509      1,492      1,525
 $5.875 cumulative preferred         367        367      1,101      1,101
 Common                           22,000     20,000     63,000     39,000
  Subtotal                        23,135     21,145     66,400     42,433

Balance at end of period        $260,790   $249,466   $260,790   $249,466

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                   Statements of Comprehensive Income
                       (Unaudited - Thousands of $)
                                 (Note 5)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

Net income available
 for common stock                $43,726    $36,077    $64,880    $79,244

Unrealized holding gains (losses)
 on available-for-sale securities
 arising during the period            32        (24)        39        (22)

Reclassification adjustment for
 realized gains (losses) on avail-
 able-for-sale securities includ-
 ed in net income                      -        138          -       (264)

Other comprehensive income
 (loss), before tax                   32        114         39       (286)

Income tax expense (benefit) related
 to items of other comprehensive
 income                               14        (46)        16       (157)

Comprehensive income             $43,744    $36,237    $64,903    $79,115

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

OPERATING REVENUES              $246,117   $192,102   $622,415   $533,884

OPERATING EXPENSES:
Fuel for electric generation      65,586     51,962    168,623    138,288
Power purchased                   40,134     18,277     82,725     55,479
Other operation expenses          31,100     29,851     92,531     91,122
Maintenance                       15,630     15,165     45,578     47,666
Depreciation                      21,749     21,084     64,852     62,830
Federal and state
 income taxes                     23,325     16,703     50,024     38,445
Property and other taxes           3,916      3,717     12,225     11,545
 Total operating expenses        201,440    156,759    516,558    445,375

NET OPERATING INCOME              44,677     35,343    105,857     88,509

Merger costs to
 achieve (Note 2)                      -          -     21,830          -
Other income and (deductions)      1,899      1,628      5,806      5,284
Interest charges                   9,596     10,047     28,923     29,820

NET INCOME                        36,980     26,924     60,910     63,973

Preferred stock dividends            564        564      1,692      1,692

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 36,416   $ 26,360   $ 59,218   $ 62,281

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1998        1997

UTILITY PLANT:
At original cost                                    $2,659,355 $2,611,634
Less:  reserve for depreciation                      1,189,929  1,128,282
 Net utility plant                                   1,469,426  1,483,352

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           12,697     12,808

CURRENT ASSETS:
Cash and temporary cash investments                     51,703      5,453
Accounts receivable - less reserve                     130,202     74,524
Material and supplies - at average cost:
 Fuel (predominantly coal)                              16,477     27,799
 Other                                                  24,164     23,648
Prepayments                                              6,673      5,769
 Total current assets                                  229,219    137,193

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,328      5,628
Regulatory assets                                       29,485     14,773
Other                                                   19,989     26,126
 Total other assets                                     54,802     46,527

Total assets                                        $1,766,144 $1,679,880

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1998        1997

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Retained earnings                                      305,877    304,750
Other                                                     (595)      (595)
 Total common equity                                   613,422    612,295
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         546,330    546,351
 Total capitalization                                1,199,752  1,198,646

CURRENT LIABILITIES:
Long-term debt due within one year                          21         21
Notes payable                                                -     33,600
Accounts payable                                       108,393     33,386
Dividends declared                                      18,188        188
Accrued taxes                                           17,342      7,473
Accrued interest                                        10,824      8,283
Other                                                   34,327     26,216
 Total current liabilities                             189,095    109,167

OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 248,272    245,150
Investment tax credit, in
 process of amortization                                23,255     26,131
Regulatory liability                                    47,128     50,904
Other                                                   58,642     49,882
 Total other liabilities                               377,297    372,067

Total capitalization and liabilities                $1,766,144 $1,679,880

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  60,910  $  63,973
Items not requiring cash currently:
 Depreciation and amortization                          64,852     62,830
 Deferred income taxes - net                              (331)     3,244
 Investment tax credit - net                            (2,875)    (3,040)
Changes in current assets and liabilities:
 Accounts receivable                                   (55,678)     8,915
 Materials and supplies                                 10,806       (245)
 Accounts payable                                       75,007     (5,152)
 Accrued taxes                                           9,869      4,045
 Accrued interest                                        2,541      2,586
 Prepayments and other                                   6,881      4,923
Other                                                    3,095     (2,381)
 Net cash flows from operating activities              175,077    139,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from insurance reimbursement                       75      4,265
Construction expenditures                              (53,498)   (68,423)
 Net cash flows from investing activities              (53,423)   (64,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                  381,500  1,894,500
Repayments of short-term borrowings                   (415,100)(1,918,800)
Repayments of debt                                         (21)       (21)
Payment of dividends                                   (41,783)   (51,611)
 Net cash flows from financing activities              (75,404)   (75,932)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       46,250       (392)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     5,453      5,719

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  51,703  $   5,327

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  43,556  $  25,316
  Interest on borrowed money                            24,244     32,810

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

                        Kentucky Utilities Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

Balance at beginning
 of period                      $287,461   $290,493   $304,750   $287,851
Net income                        36,980     26,924     60,910     63,973
 Subtotal                        324,441    317,417    365,660    351,824

Cash dividends declared on stock:
 4.75% preferred                     237        237        713        713
 6.53% preferred                     327        327        979        979
 Common                           18,000     16,640     58,091     49,919
  Subtotal                        18,564     17,204     59,783     51,611

Balance at end of period        $305,877   $300,213   $305,877   $300,213

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Louisville Gas and Electric Company
                        Kentucky Utilities Company

                      Notes to Financial Statements
                               (Unaudited)

1. Effective May 4, 1998, following the receipt of all required state and federal regulatory approvals, LG&E Energy Corp. (LG&E Energy or the Company) and KU Energy Corporation (KU Energy) merged, with LG&E Energy as the surviving corporation (the Merger). The accompanying unaudited consolidated financial statements reflect the accounting for the merger as a pooling of interests and are presented as if the companies were combined as of the earliest period presented. However, the financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future results of operations, financial position, or cash flows. The financial statements reflect the conversion of each outstanding share of KU Energy common stock into
   1.67 shares of LG&E Energy common stock. The outstanding preferred stock of Louisville Gas and Electric Company (LG&E), a subsidiary of LG&E Energy, and Kentucky Utilities Company (KU), a subsidiary of KU Energy, were not affected by the Merger.

   KU Capital Corporation, a subsidiary of KU Energy, was merged into LG&E Capital Corp. (Capital Corp.) on July 24, 1998, with the latter as the surviving corporation. The consolidated financial statements include the accounts of LG&E Energy Corp., LG&E, LG&E Capital Corp., and KU and their respective wholly-owned subsidiaries, collectively referred to herein as the "Company." All significant intercompany items and transactions have been eliminated from the unaudited consolidated financial statements.

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

   See the Company's 'Financial Statements for the year ended December 31, 1997, contained in its Report on Form 8-K dated October 21, 1998, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Company. See also LG&E's and KU's Annual Reports on Form 10-K for 1997.

2. Through September 30, 1998, the Company's costs associated with the KU Energy merger amounted to $103.9 million. This amount included $52.3 million for LG&E and $42.3 million for KU, and consisted of separation costs, transaction costs and other merger-related expenditures. In accordance with regulatory filings approved by the Kentucky Public Service Commission (the Commission) and the Virginia State Corporation Commission, the Company deferred $38.6 million of the costs associated with the merger and will amortize this amount over five years. LG&E and KU will refund merger-related savings to their customers through surcredits over the next five years, and the amortization will reduce the amount of the surcredits. The amortization and the surcredits began in July 1998. The Company, LG&E and KU expensed the remaining costs associated with the merger in the second quarter of 1998, and included the amounts in merger costs to achieve in the accompanying statements of income.

   For more information, see Note 2 of the Company's Financial Statements for the year ended December 31, 1997, contained in its Report on Form 8-K dated October 21, 1998, the Company's Current Report on Form 8-K dated May 4, 1998, and LG&E's and KU's Annual Reports on Form 10-K for 1997.

3. Effective June 30, 1998, the Company discontinued its merchant trading and sales business, primarily due to its current portfolio of energy marketing contracts, and the impact that recent volatility, instability and rising prices on the power market have had on these contracts. Exiting the merchant trading and sales business is intended to enable the Company to focus on adding and optimizing physical assets, and to eliminate the earnings impact to continuing operations of extreme market volatility on its current portfolio of energy marketing contracts. The Company is in the process of settling the long-term contracts that obligate it to buy and sell natural gas and electric power. It also plans to sell its natural gas gathering and processing business. The Company, however, intends to maintain sufficient market knowledge, risk management skills, technical systems and experienced personnel to maximize the value of power sales from assets it owns or controls, including LG&E, KU and WKEC.

   As a result of the Company's decision to discontinue its merchant trading and sales activity, and the decision to sell the associated gas gathering and processing business, the Company recorded an after-tax loss on disposal of discontinued operations of $225.0 million in the second quarter of 1998. The loss on disposal of discontinued operations results primarily from several fixed-price energy marketing contracts entered in 1996 and early 1997, including the Company's long-term contract with Oglethorpe Power Corporation (OPC). Other components of the write-off include costs relating to certain peaking options, goodwill associated with the Company's 1995 purchase of these operations and exit costs. Management believes that its estimates of the net realizable value for discontinued operations recorded in the second quarter have not changed materially. Although the Company used what it believes to be appropriate estimates for future energy prices among other factors to calculate the fair market value of discontinued operations, there is no guarantee that higher than anticipated future prices or lower than anticipated proceeds from the asset sales could not result in additional losses. As of October 15, 1998, the Company estimated that a $1 change in electricity prices across all geographic areas and time periods could change the value of the Company's remaining energy portfolio by approximately $10 million. In addition to price risk, the value of the Company's remaining energy portfolio is subject to operational and event risks including, among others, increases in load demand, regulatory changes, and forced outages at units providing supply for the Company. As of October 15, 1998, the Company estimated that a 1% change in the forecasted load demand could change the value of the Company's remaining energy portfolio by $11 million.

   Operating results for discontinued operations follow.

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1998       1997       1998        1997

   Revenues                   $1,895,622   $844,104 $3,552,305 $2,425,071
   Income (loss) before taxes    (77,268)   (24,844)  (115,774)   (24,851)
   Income (loss) from dis-
     continued operations,
     net of income taxes         (39,569)   (15,123)   (63,168)   (15,668)

   Net assets of discontinued operations at September 30, 1998, follow.

   Cash and temporary cash
     investments                          $   8,629
   Accounts receivable                      427,061
   Price risk management assets              94,667
   Non-utility property and
     plant, net                             167,288
   Accounts payable                        (410,811)
   Price risk management
     liabilities                            (55,520)
   Goodwill and other assets
     and liabilities, net                    32,459

   Net assets before accrued
     loss on disposal of dis-
     continued operations                   263,773

   Accrued loss on disposal
     of discontinued operations,
     net of income tax benefit
     of $80,362                             144,999

   Net assets of discon-
     tinued operations                    $ 118,774

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

   In September 1998, LG&E entered into two interest-rate swaps with notional amounts totaling $100 million. The swaps hedge tax-exempt variable-rate borrowing commitments. They started in September 1998 and they will mature in September 2001. LG&E pays fixed rates of 3.66% and 3.56% and receives a variable rate based on the Bond Market Association Municipal Swap Index. The receive rate currently amounts to 3.56%.

   In September 1998, Capital Corp. entered into two forward-starting interest-rate swaps with notional amounts totaling $150 million. The swaps were hedges of anticipated medium-term note issuance. They were to start on October 30, 1998, and mature in October 2001. Capital Corp. would have paid a fixed rate of 5.158% on the swaps and would have received a variable rate based on the six-month London Interbank offered rate. The swaps were terminated on October 29, 1998, when the medium-term notes were priced (see also Note 13).

   In September 1998, Capital Corp. entered into an interest-rate swap with a notional amount of $50 million. The swap hedges outstanding commercial paper. The swap started on October 1, 1998, and it will mature in January 2000. Capital Corp. pays a fixed rate of 4.78% on the swap and receives a variable rate based on a one-month commercial paper index. The index rate currently amounts to 5.12%.

   The fair values of the Company's interest-rate swaps totaled $21.7 million (liability) as of September 30, 1998.

5. In the first quarter of 1998, the Company, LG&E, and KU adopted Statement of Accounting Standards No. 130, Reporting Comprehensive Income. The Company and LG&E have presented the information required by the Statement in their respective Statements of Comprehensive Income. KU had no items of other comprehensive income for the three- and nine-month periods ended September 30, 1998, and September 30, 1997, and it had no accumulated other comprehensive income at September 30, 1998, or December 31, 1997. Accumulated other comprehensive income included in the Company's equity totaled $255,000 and $217,000 at September 30, 1998, and December 31, 1997, respectively. Accumulated other comprehensive income included in LG&E's equity totaled $105,000 and $82,000 at September 30, 1998, and December 31, 1997, respectively. The Company's and LG&E's accumulated other comprehensive income at September 30, 1998, and December 31, 1997, consisted of unrealized holding gains and losses on available-for-sale marketable securities.

   On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), which is effective for fiscal years beginning after December 15, 1998. The statement clarifies the criteria for capital or expense treatment of costs incurred by an enterprise to develop or obtain computer software to be used in its internal operations. The statement does not change treatment of costs incurred in connection with correcting computer programs to properly process the millennium change to the Year 2000, which must be expensed as incurred. The Company plans to adopt SOP 98-1 on January 1, 1999. Management does not expect adoption of this statement to have a material adverse effect on its financial position or results of operations.

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

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is currently analyzing the provisions of the statement and cannot predict the impact this statement will have on its consolidated operations and financial position. However, the statement could increase volatility in earnings and other comprehensive income.

6. Since August 1994, KU has been collecting an environmental surcharge from its Kentucky retail customers under a Kentucky statute which authorizes electric utilities (including KU) to implement, beginning January 1, 1993, an environmental surcharge. The surcharge is designed to recover certain operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the Federal Clean Air Act as amended. KU's environmental surcharge was approved by the Kentucky Public Service Commission (PSC) in July 1994 and was implemented in August 1994. The total surcharge collections from August 1, 1994, through September 30, 1998, were approximately $75 million.

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

   The Kentucky Attorney General and other consumer representatives appealed to the Kentucky Court of Appeals (Court of Appeals) the portion of the Circuit Court's judgment upholding the constitutionality of the surcharge statute. The PSC and KU appealed the portion of the judgment concerning the retroactive application of the surcharge statute. The PSC previously ordered KU to collect all surcharge revenues beginning February 1, 1995 subject to refund pending final determination of all appeals. KU expects the PSC to continue to do so until the appeals are concluded. The total surcharge collections from February 1, 1995 through September 30, 1998 were approximately $70 million.

   In December 1997, the Court of Appeals rendered an opinion upholding the portion of the Circuit Court's judgment regarding the constitutionality of the surcharge statute but reversing that portion of the Circuit Court's judgment concerning the claim of retroactive application of the statute.

   The Kentucky Attorney General and other consumer representatives filed motions for discretionary review with the Kentucky Supreme Court (Supreme Court). The Supreme Court granted said motion and the issues are presently being briefed by the parties at the Supreme Court. Oral arguments are scheduled for November 13, 1998.

   KU continues to believe that the constitutionality of the surcharge statute will be upheld. Although KU cannot predict the outcome of the claim of retroactive application of the statute, it is the position of KU and the PSC that the July 1994 PSC order did not retroactively apply the statute. If the Court of Appeals' opinion reversing the Circuit Court's judgment on the claim of retroactivity is overturned and the Circuit Court's judgment, as entered, is upheld, KU estimates that the amount it could be required to refund for surcharge collections through September 30, 1998, from the implementation of the surcharge would be approximately $18 million and from February 1, 1995, would be approximately $16 million. At this time, KU has not recorded any reserve for refund.

   Although not a party to the KU proceeding, LG&E is involved in separate proceedings regarding its surcharge and may also face exposure on these matters in the event of an ultimate adverse ruling on these issues.
   See Note 4 of LG&E's Notes to Financial Statements in LG&E's Annual Report on Form 10-K for the year ended December 31, 1997, for a further discussion.

7. Note 18 of the Company's Financial Statements for the year ended December 31, 1997, contained in its 'Report on Form 8-K dated October 21, 1998, discusses the status of certain proceedings before the FERC regarding the status of the Southampton cogeneration facility ("Southampton") as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act for the year 1992, including a settlement agreement as to any FERC-ordered rate refunds payable from Southampton to Virginia Electric and Power Company ("VEPCO") for the 1992 period. See Part II, Item 1, Legal Proceedings, for recent developments in this matter.

8. Effective July 15, 1998, the Company closed its transaction to lease the generating assets of Big Rivers Electric Corporation ("Big
   Rivers"). Future minimum payments under the lease agreement follow (amounts in thousands of dollars).

   1998                                               $      -
   1999                                                      -
   2000                                                 14,192
   2001                                                 30,965
   2002                                                 30,965
   Thereafter                                          650,265

   Total                                              $726,387

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

   As a result of a settlement among the parties, the Company will retain a 50% interest in the partnership that owns the Rensselaer facility. The Company received one-half of the partnership's net receipts related to the MRA, less amounts retained by the partnership for operating needs. The Company recognized an after-tax gain on the MRA transaction of $21 million. See also Part II, Item 1, Legal Proceedings of the Company's Form 10-Q's for the quarters ended March 31, 1998, and June 30, 1998.

10.In January 1994,LG&E implemented a Commission approved demand side management (DSM) program that LG&E, the Jefferson County Attorney, and representatives of several customers interest groups had filed with the Commission. One rate mechanism contained in the program allowed LG&E to recover revenues from lost sales associated with the DSM program ("decoupling"). In June 1998, LG&E and customer interest groups requested an end to the decoupling rate mechanism. On September 23, 1998, the Commission accepted the proposal effective as of June 1, 1998. On June 1, 1998, LG&E discontinued recording revenues from lost sales due to DSM. Decoupling revenues recorded prior to June
   1, 1998, will continue to be recovered through the DSM recovery mechanism.

11.In October 1998, LG&E and KU filed separate, but parallel applications with the Commission for approval of a new method of determining electric rates that provide financial incentives for LG&E and KU to further reduce customers' bills. The filing was required by the September 1997 Commission merger order.

   The new rate making method, known as performance based ratemaking
   (PBR), would include financial incentives for LG&E and KU to reduce fuel costs and increase generating efficiency, and to share any resulting savings with customers. Additionally, the PBR provides financial penalties and rewards to assure continued high quality service and reliability.

   The performance-based ratemaking plan chosen by LG&E and KU consists of five components:

   The utilities' fuel adjustment clause mechanism will be withdrawn and replaced with a cap that limits recovery of actual changes in fuel cost to changes in a fuel price index for a five state region. If the utility outperforms the index, benefits will be shared equally between shareholders and customers. If the utility's fuel costs exceed the index, the difference will be absorbed by the company's shareholders;

   Customers will continue to receive the benefits from the post-merger joint dispatch of power from LG&E's and KU's generating plants;

   Power plant performance will be measured against the best performance achieved between 1991 and 1997. If the performance exceeds this level, customers will share the benefits of this performance up to $10 million annually at each of LG&E and KU;

   The utility will be encouraged to maintain and improve service quality, reliability, customer satisfaction and safety, which will be measured against six objective benchmarks. The plan provides for annual rewards or penalties to the company of up to $5 million per year at each of LG&E and KU;

   The plan provides the utility with greater flexibility to customize rates and services to meet customer needs. Services will continue to be priced above marginal cost and customers will continue to have the option to elect standard tariff service. These proposals remain subject to approval by the Commission.

12.Note 18 of the Company's Financial Statements for the year ended
   December 31, 1997, contained in its Report on Form 8-K dated October 21, 1998, discuss certain pending settlements for an aggregate of $150,000 relating to LG&E's status as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act for certain disposal facilities. Note 12 of LG&E's Financial Statements for the year ended December 31, 1997, contained in its'' Annual Report on Form 10-K for 1997, also discusses the settlements'. These settlements are now final and have been entered by the court.

13.On November 3, 1998, Capital Corp. issued $150 million of Reset Put
   Securities due 2011. The interest rate is set at 5.75% through November 1, 2001. The securities will be subject to automatic purchase by a remarketing agent, at which time the in terest rate will be reset, or to automatic repurchase by Capital Corp., on November 1, 2001. After taking into account the net effect of the derivative instruments entered into in September 1998 to hedge the interest rate on the notes and other issuance costs, the effective rate through October 31, 2001, is approximately 5.37%. The proceeds were used to repay a portion of Capital Corp.'s outstanding commercial paper.

14.Reference is made to Part II, Legal Proceedings, below and in the Company's, KU Energy's, LG&E's and KU's 10-Qs for the quarter ended March 31, 1998, and June 30, 1998, respectively, Part I, Item 3, Legal Proceedings, of the Company's, KU Energy's, LG&E's and KU's (and Note 16 of the Company's Notes to Financial Statements) respective Annual Reports on Form 10-K for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Recent Developments

On May 4, 1998, LG&E Energy and KU Energy merged. KU Energy was the parent company of Kentucky Utilities Company (KU). Further information concerning the merger is included in Notes 1 and 2.

On June 8, 1998, LG&E Power Inc. (LPI) announced that it has entered into a partnership with Columbia Electric Corporation in the development of a natural gas-fired cogeneration project in Gregory, Texas, providing electricity and steam equivalent to 550 Mw. The project's construction is subject, among other things, to final negotiation of project documents and completion of financing arrangements. The project will sell steam and a portion of its electric output to Reynolds Metals Company. It is anticipated that the remaining electric output will be sold initially under a medium-term contract. The project is expected to begin commercial operation in the summer of 2000. Total project cost is anticipated to be approximately $240 million. Non-recourse financing is expected to fund a majority of the costs. The Company's equity contribution is expected to be approximately $30-35 million in connection with its 50% interest in the project.

In early October 1998, LG&E Capital Corp. entered into a cancelable letter of intent to purchase two natural gas turbines. The Company anticipates that the turbines, if purchased, or their electrical output, if purchased and operated, would be marketed or resold to an affiliated or an unaffiliated third party. However, there can be no assurance as to when, if at all, such resale would occur or as to the price of any such resale. The aggregate purchase price, including costs of installation, for the turbines is approximately $115 million, which is expected to be largely funded through additional borrowing by Capital Corp.

On November 10, 1998, LG&E's collective bargaining agreement with employees represented by the International Brotherhood of Electrical Workers Local 2100 (IBEW) expired. On November 11, 1998, IBEW employees voted to reject a tentative agreement for a proposed four-year contract which had been reached by negotiation teams representing LG&E and the IBEW. Both sides plan to meet with their committees to discuss how to proceed. LG&E's operations and maintenance employees are members of the IBEW, which represents approximately 60% of LG&E's workforce.

Discontinuance of Merchant Energy Trading and Sales Business

Effective June 30, 1998, the Company discontinued its merchant trading and sales business, primarily due to its current portfolio of energy marketing contracts, and the impact that recent volatility, instability and rising prices on the power market have had on these contracts. Exiting the merchant trading and sales business is intended to enable the Company to focus on adding and optimizing physical assets, and to eliminate the earnings impact to continuing operations of extreme market volatility on its current portfolio of energy marketing contracts. The Company is in the process of settling the long-term contracts that obligate it to buy and sell natural gas and electric power. It also included its natural gas gathering and processing business in discontinued operations. The Company, however, intends to maintain sufficient market knowledge, risk management skills, technical systems and experienced personnel to maximize the value of power sales from assets it owns or controls, including LG&E, KU and Western Kentucky Energy Corp. (WKEC).

As a result of the Company's decision to discontinue its merchant trading and sales activity, and the decision to sell the associated gas gathering and processing business, the Company recorded an after-tax loss on disposal of discontinued operations of $225.0 million in the second quarter of 1998. The loss on disposal of discontinued operations re sults primarily from several fixed-price energy marketing contracts entered in 1996 and early 1997, including the Company's long-term contract with Oglethorpe Power Corporation (OPC). Other components of the write-off include costs relating to certain peaking options, goodwill associated with the Company's 1995 purchase of these operations and exit costs. Management believes that its estimates of the net realizable value for discontinued operations recorded in the second quarter have not changed materially. Although the Company used what it believes to be appropriate estimates for future energy prices among other factors to calculate the fair market value of discontinued operations, there is no guarantee that higher than anticipated future prices or lower than anticipated proceeds from the asset sales could not result in additional losses. As of October 15, 1998, the Company estimates that a $1 change in electricity prices across all geographic areas and time periods could change the value of the Company's remaining energy portfolio by approximately $10 million. In addition to price risk, the value of the Company's remaining energy portfolio is subject to operational and event risks including, among others, increases in load demand, regulatory changes, and forced outages at units providing supply for the Company. As of October 15, 1998, the Company estimates that a 1% change in the forecasted load demand could change the value of the Company's remaining energy portfolio by $11 million. See Part II, Item I for a discussion of recent developments regarding the OPC contract.

The Company restated its financial statements for prior periods to present the operating results, financial position and cash flows of these businesses as discontinued operations. See Note 3 of the Company's Financial Statements for the year ended December 31, 1997, contained in its Report on Form 8-K dated October 21, 1998 and Note 3 of Notes to Financial Statements under Item 1 for more information.

Master Restructuring Agreement

On June 30, 1998, the partnership that owns the Rensselaer cogeneration facility, along with 14 other independent power producers, participated in the consummation of a Master Restructuring Agreement (MRA) with Niagara Mohawk Power Corporation (NIMO), the purchasing utility. The Company recognized an after-tax gain on the MRA transaction and the settlement of $21 million. See Note 9 of Notes to Financial Statements.

Lease of Big Rivers Facilities

Effective July 15, 1998, the Company closed its transaction to lease the generating assets of Big Rivers following receipt of necessary regulatory approvals. This 25-year transaction involves a lease by subsidiaries of the Company of Big Rivers' approximately 1,700 megawatts of generating capacity. Under the transaction, Western Kentucky Energy Corp. (WKE), a subsidiary of the Company, leases and operates Big Rivers' three coal-fired facilities as an exempt wholesale generator. In addition, an affiliate of WKE operates and maintains the Station Two generating facility of the City of Henderson, Kentucky, and another affiliate, LG&E Energy Marketing, Inc.
(LEM), purchases from the City the capacity and energy of Station Two in excess of the City's needs. In related transactions, LEM supplies power to Big Rivers at fixed prices to meet the needs of its four member distribution cooperatives and their retail customers in Western Kentucky, and separately provides power directly to two of those cooperatives to meet the needs of the aluminum smelting facilities of Alcan Aluminum Corporation and Southwire Company in Kentucky. Excess generating capacity, currently estimated to be up to 350 Mw in the aggregate for this transaction, will remain available for LEM to market throughout the region. In connection with these transactions, the Company, through its affiliates, has undertaken to bear certain of the future capital requirements of those generating assets, certain defined environmental compliance costs (including costs to comply with recent NOx limitations), and other obligations. Big Rivers' personnel at the plants became employees of WKE upon the commencement of the transactions. Final Kentucky Public Service Commission approvals in connection with this transaction were received on July 14, 1998, and final Federal Energy

Regulatory Commission approvals were received on July 8, 1998. See Part II, Item 1, Legal Proceedings, of the Company's Form 10-Qs for the quarters ended March 31, 1998, and June 30, 1998, and Part I, Item 1, Business, of the Company's 1997 Form 10-K.

General

Two of the Company's principal subsidiaries are LG&E, an electric and gas utility, and KU, an electric utility. LG&E's and KU's results of operations and liquidity and capital resources are important factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; future prices of power and natural gas; unusual weather; regulatory decisions, including decisions resulting from the combination of LG&E Energy and KU Energy; the Company's ability to resolve Year 2000 issues in a timely manner and other factors described from time to time in the Company's reports to the Securities and Exchange Commission, including
Exhibit 99.01 to the Form 10-K for the year ended December 31, 1997.

                          Results of Operations

LG&E's, KU's and the Argentine gas distribution companies' results of operations are significantly affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

            Three Months Ended September 30, 1998, Compared to
                  Three Months Ended September 30, 1997

The Company's diluted earnings per share from continuing operations increased to $.61 in 1998 from $.55 in 1997. The increase resulted from increased earnings at LG&E and KU and from marketing the power generated by the Big Rivers facility (the Company began leasing the facility in July
1998). Decreases resulting from receiving fees in 1997 related to an undeveloped independent power project and increased corporate expenses partially offset these increases.

LG&E Results:

LG&E's net income increased $7.6 million for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, primarily because of an increase in electric sales due to warmer weather.

A comparison of LG&E's revenues for the quarter ended September 30, 1998, with the quarter ended September 30, 1997, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $ 1,138    $  (711)
 Demand side management/decoupling
  revenue                                                 (315)      (353)
 Merger surcredit                                       (2,127)         -
 Variation in sales volume, etc.                        13,196       (855)

 Total                                                  11,892     (1,919)

Sales for resale                                        11,501        194
Gas transportation - net                                     -       (104)
Other                                                       32       (146)

Total                                                  $23,425    $(1,975)

Retail electric sales increased due to the warmer weather experienced in the quarter compared to the third quarter of 1997; cooling degree days this quarter were 27% higher than last year. Electric sales for resale increased due to larger amounts of power available for off-system sales, an increase in the unit price of sales and sales to Kentucky Utilities of $3.5 million as a result of economic dispatch of generating units between LG&E and KU following the merger of LG&E Energy Corp. and KU Energy. As a consequence of such economic dispatch, LG&E and KU are buying power from each other when it is economically advisable for them to do so. See Note 10 of Notes to Financial Statements for a discussion regarding the termination of the demand side management revenue decoupling mechanism effective June 1, 1998.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky. See Note 11 of Notes to Financial Statements relating to performance-based ratemaking. Fuel for electric generation increased $.5 million for the quarter because of a higher cost of coal burned. Gas supply expenses decreased $2.6 million (22%) due to a decrease in the volume of gas delivered to the distribution system ($1 million) and a decrease in net gas supply cost ($1.6 million).

Power purchased increased $12 million because of an increase in the unit price of purchases, increased Kwh purchases to support increased electric sales and increased purchases from Kentucky Utilities of $6.0 million as a result of economic dispatch following the merger of the two companies in May 1998.

Maintenance expenses decreased $.8 million (7%) mainly because of a decrease in repairs to the electric generating plants of $1.1 million.

Depreciation and amortization decreased $1.6 million (6%) primarily as a result of accelerated write offs of losses on early retirement of facilities, in the third quarter of 1997, which were deferred as regulatory assets and were in the process of being amortized.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges decreased partly because $20 million of the Company's First Mortgage Bonds, 6.75% Series were retired at maturity on June 1, 1998 and lower interest rates on bonds refinanced in November 1997.

KU Results:

KU's net income for the three months ended September 30, 1998 increased $10.1 million compared to the same period of 1997. The increase was primarily due to increases in residential sales, commercial sales and sales for resale caused by the warmer weather and increased marketing efforts. The increase was also attributed to increased load growth in KU's industrial customer base.

A comparison of KU's revenues for the three months ended September 30, 1998, with the three months ended September 30, 1997, reflects increases and decreases which have been segregated by the following principal causes:

Sales to ultimate consumers:
 Fuel clause adjustments                               $ 1,094
 Environmental cost recovery                              (848)
 Merger surcredit                                       (1,945)
 Variation in sales volume, etc.                        15,950

 Total                                                  14,251

Sales for resale                                        39,465
Other                                                      299

Total                                                  $54,015

Operating revenues increased $54 million (28%). The increase reflects a 33% increase in kilowatt-hour sales, which is primarily attributable to increases in residential sales, commercial sales, and sales for resale.
The increase in residential and commercial sales were primarily due to warmer weather during the third quarter of 1998 in comparison to 1997. The increase in sales for resale (2,135,544 megawatt-hours versus 893,622 megawatt-hours) was primarily due to increased marketing efforts and sales to Louisville Gas and Electric of $6.0 million as a result of economic dispatch following the merger of LG&E Energy Corp. and KU Energy.

Fuel for electric generation expenses increased by $13.6 million (26%) due to a 26% increase in million British thermal units (MMBTU) used. The increased consumption was primarily caused by the previously mentioned increase in kilowatt-hour sales.

Power purchased increased $21.9 million. The increase was primarily due to a 70.8% increase in megawatt-hour purchases which was primarily attributable to increased marketing efforts and purchases from Louisville Gas and Electric of $3.5 million as a result of economic dispatch following the merger of the two companies in May 1998.

Variations in income tax expense are largely attributable to changes in pre-tax income.

LG&E Capital Corp. and Other Results:

LG&E Capital Corp. (Capital Corp.), a wholly-owned subsidiary of the Company, serves as the holding company for the Company's non-utility operations. Capital Corp., through its subsidiaries, is engaged in various independent power projects and leveraged leases in the United States, in operating non-regulated electric generation facilities, and in the gas distribution business in Argentina. Capital Corp.'s continuing operations are included in the accompanying income statements under the headings "Western Kentucky Energy," "Argentina Gas Distribution and Other," and "Equity in Earnings of Joint Ventures."

On July 24, 1998, KU Capital Corporation, the former holding company for KU Energy's non-utility operations, was merged into Capital Corp., with the latter as the surviving corporation.

Capital Corp. contributed 7 cents per share to consolidated earnings from continuing operations for the third quarter of 1998, compared with 8 cents in the same period of 1997. The earnings this year are primarily due to strong operating performance and off-system sales of power from Western Kentucky Energy. Last year's earnings included a $.05 gain from resolution of issues related to an independent power project.

Capital Corp.'s revenues increased $78.3 million due to marketing the power generated by the Big Rivers facility ($66.2 million) and to Retail Access Services' starting operations in the second quarter of 1998 ($17.2 million). The Company began leasing the Big Rivers facility in July 1998. Fees received in 1997 related to an undeveloped independent power plant partially offset these increases. Cost of revenues increased $47.8 million also due to marketing the power generated by the Big Rivers facilities ($29.3 million) and to Retail Access Services' starting operations ($16.8 million). Retail Access Services provides consulting, technical, software and operational support and services to independent retail energy service providers in certain markets.

Capital Corp. and other non-utility operation and maintenance expense increased $37.0 million due to increases related to leasing the Big Rivers facility and to higher corporate expenses.

Equity in earnings of joint ventures decreased $3.8 million in 1998 due to writing off the investment in Windpower Partners 1994. See Notes 8 and 18 of Company's Financial Statements for the year ended December 31, 1997, contained in its Report on Form 8-K dated October 21, 1998'.

Loss from discontinued operations decreased from $15.1 million in 1997 to zero in 1998 due to the Company's discontinuing its merchant trading and sales business effective June 30, 1998. See Note 3 for information regarding the operations and financial results of the discontinued businesses.

            Nine Months Ended September 30, 1998, Compared to
                   Nine Months Ended September 30, 1997

The Company's diluted earnings per share from continuing operations decreased to $1.07 in 1998 from $1.17 in 1997. Results for 1998 included $.42 of charges for merger-related costs ($.19 for LG&E, $.17 for KU, and $.06 for Corporate). Excluding these charges, income from continuing operations would have totaled $1.49 in 1998, an increase of $.32 over earnings for 1997. Approximately $.16 of this increase resulted from closing the NIMO MRA in June 1998 (see Note 9 of Notes to Financial Statements). The rest of the increase resulted from increased earnings at LG&E and KU and from marketing the power generated by the Big Rivers facilities (the Company began leasing the facilities in July 1998). Fees received in 1997 related to an undeveloped independent power project and increased corporate expenses partially offset these increases.

Loss from discontinued operations increased $7.9 million due to increased volatility, instability and rising prices in the wholesale power market during the first six months of 1998. See Note 3 of Notes to Financial Statements for more information.

LG&E Results:

LG&E's net income decreased $14.4 million for the first nine months of 1998, as compared to the first nine months of 1997, primarily due to the charge for merger-related expenses as discussed in Note 2 of Notes to Financial Statements. Excluding the costs to achieve the merger, net income increased $10.6 million. This increase is mainly due to increased electric retail and wholesale sales, partially offset by lower gas sales and higher operating expenses at the electric generating stations.

A comparison of LG&E's revenues for the nine months ended September 30, 1998, with the nine months ended September 30, 1997, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                      $  1,789   $  1,115
 Merger surcredit                                       (2,127)         -
 Demand side management/decoupling
  revenue                                               (3,598)       571
 Environmental cost recovery surcharge                    (234)         -
 Variation in sales volume, etc.                        28,395    (20,183)

 Total                                                  24,225    (18,497)

Sales for resale                                        40,475      5,593
Gas transportation - net                                     -       (118)
Other                                                     (587)      (583)

Total                                                 $ 64,113   $(13,605)

Electric retail sales increased primarily due to the warmer weather experienced in the second and third quarters of 1998 as compared to 1997. Sales for resale increased due to larger amounts of power available for off-system sales, an increase in the unit price of the sales and sales to Kentucky Utilities of $7.8 million due to economic dispatch following the merger in May 1998 of LG&E Energy Corp. and KU Energy. See Note 10 for a discussion on discontinuance of the revenue decoupling rate mechanism.

Gas retail sales decreased from 1997 due to the warmer weather in the first nine months of 1998. Gas wholesale sales increased to $5.6 million in 1998 from zero in 1997 due to the implementation of LG&E's performance-based ratemaking mechanism.

Fuel for electric generation increased $11.3 million (11%) for the nine months because of an increase in generation ($7.4 million) and a higher cost of coal burned ($3.9 million). See Note 11 of Notes to Financial Statements relating to performance-based ratemaking.

Gas supply expenses decreased $11.2 million (11%) due to a decrease in the volume of gas delivered to the distribution system.

Power purchased increased $29.8 million because of the availability of economically priced power during the first quarter of 1998, increases in the unit price of purchases in the second and third quarters of 1998 and increased purchases from Kentucky Utilities of $11.2 million as a result of economic dispatch following the merger of the two companies in May 1998.

Other operation expenses increased $8 million (7%) over 1997 because of increased costs to operate the electric generating plants ($6.3 million) and increased administrative costs ($2.2 million).

Maintenance expenses decreased $3.8 million (10%) primarily because of a decrease in scheduled outages and general repairs at the electric generating plants ($5.5 million) offset by increased storm damage expenses($1.4 million).

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

KU Results:

KU's net income for the nine months ended September 30, 1998 decreased $3.1 million compared to the same period of 1997. Net income for the nine months ended September 30, 1998, includes a one time charge in the second quarter of 1998, of $21.7 million (after tax) of merger related expenses as discussed in Note 2 of Notes to Financial Statements. Excluding this charge, net income increased $18.6 million. The increase was primarily due to increases in residential sales, commercial sales and sales for resale caused by the warmer weather.

A comparison of KU's revenues for the nine months ended September 30, 1998, with the nine months ended September 30, 1997, reflects increases and decreases which have been segregated by the following principal causes:

Sales to ultimate consumers:
 Fuel clause adjustments                               $ 1,515
 Environmental cost recovery                               330
 Merger surcredit                                       (2,351)
 Variation in sales volume, etc.                        28,576

 Total                                                  28,070

Sales for resale                                        59,226
Other                                                    1,235

Total                                                  $88,531

Operating revenues increased $88.5 million. The increase reflects a 21% increase in kilowatt-hour sales. The increase in kilowatt-hours sales is primarily attributable to increases in residential sales, commercial sales, and sales for resale. The increases in residential and commercial sales are primarily attributable to warmer weather in 1998. The increase in sales for resale (4,657,699 megawatt-hours versus 2,442,727 megawatt-hours) was primarily due to increased marketing efforts and sales to Louisville Gas and Electric of $11.2 million as a result of economic dispatch following the merger of LG&E Energy Corp. and KU Energy.

Fuel for electric generation expenses increased by $30.3 million (22%)
primarily due to a   18% increase in MBTU used.  The increased consumption
was primarily caused by the previously mentioned increase in kilowatt-hour sales.

Power purchased increased $27.2 million (49%). The increase was primarily due to a 35% increase in megawatt-hour purchases which was primarily attributable to increased marketing efforts and purchases from Louisville Gas and Electric of $7.8 million as a result of economic dispatch following the merger of the two companies in May 1998.

Merger costs to achieve reflects the one-time charge during 1998 of $21.8 million (the corresponding tax benefit of $.1 million is recorded in other income and (deductions)) for merger related expenses as discussed in Note 2 of Notes to Financial Statements.

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

LG&E Capital Corp. and Other Results:

Capital Corp. contributed 28 cents per share to consolidated earnings from continuing operations in 1998, compared with 11 cents in 1997. The increase resulted from closing the NIMO MRA in June 1998 and from strong operating performance and off-system sales of power from Western Kentucky Energy. Also, last year's earnings included a $.05 gain from resolution of issues related to an independent power project.

Capital Corp.'s revenues increased $104.7 million due to marketing the power generated by the Big Rivers facility ($66.2 million) and to Retail Access Services' starting operations in the second quarter of 1998 ($22.7 million). The Company began leasing the Big Rivers facility in July 1998. An increase resulting from acquiring a controlling interest in Distribuidora de Gas del Centro (Centro) in February 1997 also contributed to the overall increase. A decrease resulting from receiving fees in 1997 related to an undeveloped independent power plant partially offset these increases.

Capital Corp.'s cost of revenues increased $61.9 million also due to marketing the power generated by the Big Rivers facility ($29.3 million) and to Retail Access Services' starting operations in the second quarter of 1998 ($21.9 million). An increase resulting from acquiring the controlling interest in Centro also contributed to the increase.

Capital Corp. and other non-utility operation and maintenance expense increased $46.3 million due to increases related to marketing the power generated by the Big Rivers facility, higher expenses from a full year of operation at the Argentine gas distribution companies, and to higher corporate expenses.

Non-utility depreciation and amortization increased $6.6 million due to writing off certain capitalized interest and development costs related to the San Miguel facility and to write-offs related to the Rensselaer project's Master Restructuring Agreement (MRA) with Niagara Mohawk Power Corporation (NIMO). An increase resulting from acquiring the controlling interest in Centro also contributed to the increase. For more information about the San Miguel sale, see Note 8 of the Company's Financial Statements for the year ended December 31, 1997, contained in its Report on Form 8-K dated October 21, 1998'. See Note 9 of Notes to Financial Statements in
Item 1 for more information about the MRA with NIMO.

Equity in earnings of joint ventures increased $43.4 million in 1998 due to the Rensselaer project's recording a gain related to the MRA with NIMO, partially offset by writing off the investment in Windpower Partners 1994.

Non-utility other income decreased $10.2 million due mainly to the reacquisition of the Company's interest in the partnership that owns the Rensselaer project, and to recording related expenses. See Note 9 of Notes to Financial Statements in Item 1.

Non-utility interest charges increased $3.2 million due to an increase in average debt outstanding.

The consolidated effective tax rate increased to 41.8% in 1998 from 37.1% in 1997 mainly due to non-deductible merger-related expenses.

                     Liquidity and Capital Resources

The Company's need for capital funds is primarily related to the construction of plant and equipment necessary to meet LG&E's and KU's electric and gas customers' needs and protection of the environment. Capital funds are also needed for the Company's capital obligations under the Big Rivers lease arrangements, the discontinuance of the merchant sales and trading business, partnership equity contributions in connection with independent power production projects, information system enhancements, and other business development opportunities. Construction expenditures for the nine months ended September 30, 1998, of $149.7 million were financed with internally generated funds. It is currently anticipated that the Company will meet its known capital needs with internally generated funds and short-term and medium-term borrowings.

The Company's combined cash and marketable securities balance increased $13.3 million during the nine months ended September 30, 1998. The increase reflects cash flows from operations, a net increase in debt, and proceeds received from the sale of the Company's interest in the San Miguel project, partially offset by construction expenditures and dividends paid.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The significant increases in accounts receivable and accounts payable resulted from seasonal fluctuations in LG&E's, KU's and Centro's businesses, from marketing the power generated by the Big Rivers facility and from Retail Access Services' starting operations in the second quarter of 1998. The Company began leasing the Big Rivers facility in July 1998. The increases in materials and supplies and in prepayments and other current assets resulted mainly from the Big Rivers activity.

The decrease in net assets of discontinued operations resulted mainly from accruing the estimated loss on disposal of the Company's merchant energy trading and sales business effective June 30, 1998. See Note 3 of Notes to Financial Statements in Item 1 of Part I. The increase in other current liabilities resulted from the Big Rivers activity and differences in the timing of dividend and income tax payments.

The increase in long-term debt reflects Capital Corp.'s issuing $150 million of medium-term notes in February 1998. The Company also issues commercial paper which has maturity dates ranging between one and 270 days. Because of the rollover of these maturity dates, total short-term borrowings during the first nine months of 1998 were $4.8 billion and total repayments of short-term borrowings during the same period were $4.7 billion. See Note 16 of the Company's Financial Statements for the year ended December 31, 1997, contained in its Report on Form 8-K dated October 21, 1998'.

At September 30, 1998, unused capacity under the Company's lines of credit totaled $482.4 million after considering commercial paper support and approximately $72.8 million in letters of credit securing on- and off-balance sheet commitments. At December 31, 1997, un used capacity under the lines of credit totaled $541.7 million. The decrease in unused capacity resulted from borrowing funds to meet working capital needs.

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

At September 30, 1998, KU had no short-term borrowings compared to $33.6 million at December 31, 1997. The short-term borrowings have been used primarily to finance ongoing construction expenditures and general corporate requirements. The decrease between September 30, 1998 and December 31, 1997 is due primarily to cash provided by operations exceeding cash required for investing and financing activities (exclusive of short-term borrowings) for the nine months ended September 30, 1998.

In early October 1998, LG&E Capital Corp. entered into a cancelable letter of intent to purchase two natural gas turbines. The Company anticipates that the turbines, if purchased, or their electrical output, if purchased and operated, would be marketed or resold to an affiliated or an unaffiliated third party. However, there can be no assurance as to when, if at all, such resale would occur or as to the price of any such resale. The aggregate purchase price, including costs of installation, for the turbines is approximately $115 million, which is expected to be largely funded through additional borrowing by Capital Corp.

The Company's capitalization ratios at September 30, 1998, and December 31, 1997, follow:

                                              Sep. 30,  Dec. 31,
                                                1998      1997

Long-term debt (including current portion)      42.9%     37.7%
Notes payable                                   12.8      12.1
Preferred stock                                  4.3       4.2
Common equity                                   40.0      46.0
Total                                          100.0%    100.0%

LG&E's capitalization ratios at September 30, 1998, and December 31, 1997, follow:

                                              Sep. 30,  Dec. 31,
                                                1998      1997

Long-term debt (including current portion)      44.5%     45.4%
Preferred stock                                  6.8       6.7
Common equity                                   48.7      47.9
Total                                          100.0%    100.0%

KU's capitalization ratios at September 30, 1998, and December 31, 1997, follow:

                                              Sep. 30,  Dec. 31,
                                                1998      1997

Long-term debt (including current portion)      45.6%     44.4%
Notes payable                                    0.0       2.7
Preferred stock                                  3.3       3.2
Common equity                                   51.1      49.7
Total                                          100.0%    100.0%

For a description of significant contingencies that may affect the Company, LG&E and KU, reference is made to Part II herein - Item 1, Legal
Proceedings.

Year 2000 Computer Issues

The Company and its subsidiaries, including LG&E and KU, use various software, systems and technology that are affected by the "Year 2000 Issue." This issue concerns the ability of electronic processing equipment (including microprocessors embedded in other equipment) to properly process the millennium change to 2000 and related issues. A failure to timely correct any such processing problems could result in material operational and financial risks if significant systems either cease to function or produce erroneous data. Such risks are described in more detail below, but could include an inability to operate LG&E's or KU's generating plants, disruptions in the operation of transmission and distribution systems and an inability to access interconnections with the systems of neighboring utilities.

The Company began its project regarding the Year 2000 issue in 1996. The Board of Directors has approved the general Year 2000 plan and receives, along with management, regular updates. In addition, monthly reporting procedures have been established at senior management levels. Since 1996, a single-purpose Year 2000 team has been established in the Information Technology (IT) Department. This team, which is headed by a senior executive officer, is responsible for planning, implementing, and documenting the Company's Year 2000 process. The team also provides direct and detailed assistance to the Company's operational divisions and smaller units, where identified personnel are responsible for Year 2000 work and remediation in their specific areas. In many cases, the Company also uses the services of third parties, including technical consultants, vendor representatives and auditors.

The Company's Year 2000 effort generally follows a three phase process:

  Phase I - inventory and identify potential Year 2000 issues, determine solutions for Company issues

  Phase II - survey vendors regarding their Year 2000 readiness, determine solutions to deal with possible vendor non-compliance, develop work plans regarding Company and vendors non-compliance issues

  Phase III - implementation, testing, certification, contingency planning

The Company has long recognized the complexity of the Year 2000 issue. Work has progressed concurrently on (a) replacing or modifying IT systems, including mainframes, PC's and software applications, (b) replacing or modifying non-IT systems, including embedded systems such as mechanical control units and (c) evaluating the readiness of key third parties, including customers, suppliers, business partners and neighboring utilities.

State of Readiness

At present, the Company, including LG&E and KU, have substantially completed the internal inventory, vendor survey and compliance assessment portions (Phases I and II) of their Year 2000 plan for mission critical mainframe and PC hardware and software. Remediation efforts (Phase III) in these areas are approximately 50% complete. With respect to embedded systems, LG&E has also substantially completed its Phase I and Phase II efforts, while KU and the Company have completed approximately 30%-50%.
For each entity, Phase III remediation efforts are also in progress for embedded systems. Testing will commence as remediation efforts are implemented and is generally expected to run from the fourth quarter of 1998 through the end of 1999.

As a general matter, corrective action for major IT systems, including customer information, financial and trading systems, are in process or have been completed. For smaller or more isolated systems, including embedded and plant operational systems, the Company has completed much of the evaluative process and is commencing corrective plans. The Company has communicated with its key suppliers, customers and business partners regarding their Year 2000 progress, particularly in the IT software and embedded component areas, to determine the areas in which the Company's operations are vulnerable to those parties failure to complete their remediation efforts. The Company is currently evaluating and, in certain cases, initiating follow-up actions regarding the responses from these parties. The Company regularly attends and participates in trade group efforts focusing on Year 2000 issues in the energy industry context.

Costs of Year 2000 Issues

The Company's system modification costs related to the Year 2000 issue are being expensed as incurred. Through September 1998, the Company has incurred approximately $19.0 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, the Company expects to spend an additional $16.7 million to complete its Year 2000 efforts.

It should be noted that these figures include total hardware, software, embedded systems and consulting costs. In many cases, these costs include system replacements which were already contemplated or which provided additional benefits or efficiencies beyond the Year 2000 aspect. Additionally many costs are not incremental costs, but constitute redeployment of existing resources, particularly IT. These costs represent estimates, however there can be no assurance that actual costs associated with the Company's Year 2000 issues will not be higher.

Risks of Year 2000 Issues

As described above, the Company has made significant progress in the implementation of its Year 2000 plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of its remediation plan, the Company does not anticipate material business disruptions from its internal systems due to the Year 2000 issue. However, the Company may possibly experience limited interruptions to some aspects of its activities, whether IT, operational, administrative or otherwise, and the Company is considering such potential occurrences in planning for its most reasonably likely worst case scenarios.

Additionally, risk exists regarding the non-compliance of third parties with key business or operational importance to the Company. Year 2000 problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power or gas sales, reduced power production or transmission capabilities or internal operational or administrative difficulties on the part of the Company. The Company is not presently aware of any such situations, however severe occurrences of this type could have material adverse impacts upon the business, operating results or financial condition of the Company. There can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem among these third parties that effect it in sufficient time, that it will develop adequate contingency plans or that the costs of achieving Year 2000 readiness will not be material.

The Company plans to develop contingency plans for material areas of Year 2000 risk and is in the process of preparing such plans. Contingency planning will address certain areas, including delays in completion in the Company's remediation plans, failure or incomplete remediation results and failure of key third parties to be Year 2000 compliant.

Forward Looking Statements

The foregoing discussion regarding the timing, effectiveness, implementation, and cost of the Company's Year 2000 efforts, contains forward-looking statements, which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 complications and other factors described from time to time in the Company's reports to the Securities and Exchange Commission, including Exhibit 99.01 to the Form 10-K for the year ended December 31, 1997. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, LG&E and KU, reference is made to the information under (i) the following items and captions contained in the Company's Financial statements for the year ended December 31, 1998 as filed with the Company's Current Report on Form 8-K filed October 21, 1998: "Rates and Regulation" and "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 18 to Notes to Financial Statements, (ii) the following items and captions of the Company's, LG&E's, KU Energy's and KU's respective Annual Reports on Form 10-K for the year ended December 31, 1997: Item 1, Business; Item 3, Legal Proceedings; Notes 3 and 12 of LG&E's Notes to Financial Statements under
Item 8 and Note 9 of KU's Notes to Financial Statements under Item 8; and
(iii) the following items and captions of the Company's, LG&E's, KU Energy's and KU's respective Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998: Part III, Item 1, Legal Proceedings; and Note 2 to KU's Notes to Financial Statements. Except as described herein, to date, the proceedings reported in the Company's and LG&E's and KU Energy's and KU's respective Forms 8-K, 10-K and Forms 10-Q as described above have not changed materially.'''''''''''''''''''''

Big Rivers Transaction.

Effective July 15, 1998, the Company closed its pending transaction to lease the generating assets of Big Rivers Electric Corporation ("Big Rivers"). See "Recent Developments - Lease of Big Rivers Facilities" in
Item 2, Management's Discussion and Analysis of Operations and Financial Condition for information concerning this transaction. See also Part II,
Item 1, Legal Proceedings, of the Company's Form 10-Q's for the quarters ended March 31, 1998, and June 30, 1998, and Part I, Item 1, Business, of the Company's 1997 Form 10-K.

Southampton

Note 18 of the Company's Financial Statements for the year ended December 31, 1997, contained filed in the Company's Current Report on Form 8-K filed October 21, 1998, and Part II, Item 1, Legal Proceedings, of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, and June 30, 1998, discuss the status of certain proceedings before the FERC regarding the status of the Southampton cogeneration facility ("Southampton") as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act for the year 1992, including a request for clarification as to any FERC-ordered rate refunds payable from Southampton to Virginia Electric and Power Company ("VEPCO") for the 1992 period. On May 18, 1998, the FERC issued an order addressing certain issues in this matter and directing the parties to enter into further FERC-supervised settlement negotiations. On October 1, 1998, Southampton and VEPCO entered into a settlement agreement which provided for, among other items, payments by Southampton to VEPCO of $1 million annually for the years 1999-2001, followed by a reduction in capacity payments from VEPCO to Southampton by $500,000 for the years 2002-2008. Following 2008, VEPCO may elect to terminate its power purchases from Southampton or continue to receive the annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement remains subject to FERC approval and the parties have filed for such approval. The Company has also been notified that its partners in the Southampton partnership are disputing their responsibilities for their share of any refunds or related amounts and are asserting that the Company should bear full responsibility for such amounts. The Company and its partners are currently negotiating these matters.

Oglethorpe Power Contract

In November 1996, the Company, through its LG&E Energy Marketing Inc. subsidiary (LEM), entered into a 15 year agreement with Oglethorpe Power Corporation (OPC) to supply approximately one-half of OPC's systemwide power needs during the term of the agreement and with rights to market OPC's surplus power. The Company has been in settlement negotiations with OPC over load projections provided by OPC as an inducement for LEM to enter into the 1996 agreement. On October 5, 1998, LEM initiated an arbitration proceeding against OPC related to those load projections.

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

Proposed NOx Reductions

Note 18 to the Company's and Note 12 to LG&E's respective Notes to Financial Statements for the year ended December 31, 1997, contained in the Company's Current Report on Form 8-K filed October 21, 1998, and LG&E's Annual Report on Form 8-K for the year ended December 31, 1997, and Management's Discussion and Analysis to KU's Form 10-K for the year ending December 31, 1997 (Part I, Item 1, Business) and KU's Form 10-Q for the quarter ending March 31, 1998 (Part I, Item 2), discuss the pending United States Environmental Protection Agency's ("USEPA") new nitrogen oxide and particulate matter standards adopted in July 1997 and related proposed regulations issued in October 1997. On September 24, 1998 the USEPA issued final regulations in this matter affecting long-range ozone transport from Midwest emissions sources that allegedly contribute to ozone problems in the Northeast. The regulations provide for a reduction, by 2003, in utility nitrogen oxide emissions of approximately 85% from 1990 levels. If these regulations are implemented as promulgated, LG&E, KU, WKEC and the independent power projects in which the Company has an interest will be required to incur significant capital expenditures and significantly increased operation and maintenance costs for remedial measures. Final implementation methods will be set by the USEPA and state regulatory authorities. The Company continues to monitor ongoing state implementation plans and recent legal challenges to the final regulations and a detailed determination of the impact of the regulations depends on the outcome of such proceedings. The Company estimates that these capital costs could potentially range between $300 million and $500 million in the aggregate for LG&E, KU and WKEC. These costs would generally be incurred following the year 2000. The Company believes its costs in this regard to be comparable to that of similarly-situated utilities with like generation assets. The Company anticipates that such capital and operating costs are the type of costs that are eligible for recovery from customers under LG&E's and KU's environmental surcharge mechanisms and believes that, in the cases of LG&E and KU, a significant portion of such costs could be so recovered. However, Kentucky Commission approval is necessary and there can be no guarantee of such recovery.

KU Environmental Surcharge

On June 10, 1998, the Kentucky Supreme Court granted motions for discretionary review filed by the Kentucky Attorney General and consumer representatives in court proceedings regarding the constitutionality of the state environmental surcharge statute and related matters. Briefs have been filed and oral argument has been scheduled for November 13,

1998. See Note 6 to Notes to Financial Statements (Unaudited) under Item 1 of this Form 10-Q for further details, including a discussion of any potential refund amounts.

Recent Ratemaking Filing

On October 12, 1998, LG&E and KU submitted parallel filings to the Kentucky Public Service Commission (Kentucky Commission) proposing performance-based ratemaking systems. In its order approving the merger of LG&E Energy and KU Energy, the Kentucky Commission had directed LG&E and KU to address their future rate regulation and, in particular, to indicate whether they intended to remain under traditional rate of return regulation or commence non-traditional regulation. The performance-based ratemaking proposals include financial incentives, including penalties, for LG&E and KU to develop cost-saving means to provide electricity to customers, who will also share in such savings. Incentives are also included in the areas of quality of service and reliability. The PBR proposals have five elements: replacement of the existing fuel adjustment clause with a cap tied to a regional index; continued flow-through of certain LG&E and KU joint-dispatch savings to customers; incentives tied to power plant unit availability compared to past performance; incentives tied to quality, reliability, satisfaction and safety performance compared to objective benchmarks; and flexibility to customize rates and services according to customer needs, subject to an obligation to offer standard tariff service and subject to the condition that rates must exceed marginal cost. The proposals remain subject to approval by the Kentucky Commission. See also
Note 11 of Notes to Financial Statements.

Tenaska, Inc.

Note 18 to Notes to Financial Statements for the year ended December 31, 1997, contained in the Company's Current Report on Form 8-K filed October 21, 1998, discusses the Company's agreements with Tenaska, Inc. and affiliates regarding certain independent power projects in North America. The Company also has a limited partnership interest in a gas-fired generation project which is the subject of a breach of contract claim filed by Tenaska against the Bonneville Power Administration (BPA). Construction of the project was suspended in 1995 after BPA notified Tenaska of its intent to cancel a power purchase agreement under which BPA committed to buy electricity to be produced by the project. Tenaska has a $650 million claim for damages against BPA in the United States Court of Federal Claims (Court of Claims). Arbitration ordered by the Court of Claims began in February 1997. On July 29, 1998, an arbitration panel awarded the partnership $158.2 million in lieu of compensation under the power purchase agreement. The award was entered by the Court of Claims on October 27, 1998, and certified final by the U.S. Department of Justice on October 29, 1998. Upon payment of the award by the U.S Department of the Treasury, ownership of the facility would be transferred to the BPA. If the award is approved, it is anticipated the Company would receive a payment of approximately $8.5 million.

Windpower Partners 1994

Windpower Partners 1994 (WPP 94), in which the Company has a 25% interest through indirect subsidiaries, did not make semiannual payments, due September 2, 1997, March 2, 1998 and September 1, 1998, respectively, to John Hancock Mutual Life Insurance Company (Hancock) under certain Notes issued by WPP 94 to Hancock. The Company has offered WPP 94 financial support with respect to the appropriate proportion of its debt obligations, but certain of the three other investor groups are unable to offer funds to WPP 94 in support of the partnership. The Company wrote off its aggregate indirect investment in WPP 94 of $3.8 million in the third quarter of 1998. WPP 94 and Hancock are presently engaged in discussions concerning a possible restructuring of WPP 94's debt obligations and Hancock has informed WPP 94 that it may declare WPP 94 in default of the trust indenture relating to the Notes. WPP 94 operates wind power generation facilities in Texas. Because of the continuing nature of the negotiations, the Company is not able to predict the outcome of this event. The Company does not expect the ultimate resolution of this matter to have a material effect on its results of operations or financial condition.

Item 5.  Other Information.

1998 Annual Meeting

Any shareholder proposal intended for inclusion in the proxy material for the 1999 Annual Meeting for the Company, LG&E or KU must be received by November 20, 1998, in the case of the Company and LG&E, and November 18, 1998, in the case of KU. In addition, under each companies' By-laws, shareholders intending to submit a proposal in person at the Annual Meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the applicable company (a) not less than 90 days (60 days in the case of KU) prior to the meeting date or (b) if the meeting date is not publicly announced more than 100 days (70 days in the case of KU) prior to the meeting, by the tenth day following such announcement. Proposals not properly submitted will be considered untimely and the persons named in the proxies solicited by the Company, LG&E or KU may exercise discretionary voting power with respect to any such proposal. Proposals are subject to applicable federal and state eligibility requirements governing proxies, voting and proposals, and applicable provisions of the Articles of Incorporation and By-laws of each company.

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

On October 2, 1998, the Company filed a report on Form 8-K announcing that Michael R. Whitley, Vice Chairman of the Board of Directors, President and Chief Operating Officer of LG&E Energy Corp. announced his retirement, effective November 1, 1998. Mr. Whitley is also retiring from the positions of Vice Chairman of the Board of Directors and Chief Operating Officer of Louisville Gas and Electric Company and Kentucky Utilities Company, two public utility subsidiaries of the Company.

On October 21, 1998, the Company filed a report on Form 8-K containing management's discussion and analysis and consolidated financial statements of the Company as of December 31, 1997. The Company filed this report in connection with the May 4, 1997, merger of KU Energy Corporation and LG&E Energy Corp.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E Energy Corp.
Registrant


Date:  November 13, 1998        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Vice President - Finance and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  November 13, 1998        /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 13, 1998        /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)