Form 10-Q
period 1999-03-31
LG&E ENERGY CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1999-05-17
CIK 861388, 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1999


                                    or


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

                            LG&E Energy Corp.
       129,677,030 shares, without par value, as of April 30, 1999.

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of April 30, 1999, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
       37,817,878 shares, without par value, as of April 30, 1999, all held by LG&E Energy Corp.

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

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Consolidated Statements of Income                   1
            Consolidated Balance Sheets                         3
            Consolidated Statements of Cash Flows               5
            Consolidated Statements of Retained Earnings        7
            Consolidated Statements of Comprehensive Income     8

          Louisville Gas and Electric Company
            Statements of Income                                9
            Balance Sheets                                     10
            Statements of Cash Flows                           12
            Statements of Retained Earnings                    13
            Statements of Comprehensive Income                 14

          Kentucky Utilities Company
            Statements of Income                               15
            Balance Sheets                                     16
            Statements of Cash Flows                           18
            Statements of Retained Earnings                    19

          Notes to Financial Statements                        20

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   27

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          36

                             PART II

Item 1 Legal Proceedings                                       37

Item 6 Exhibits and Reports on Form 8-K                        38

       Signatures                                              39

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                     Consolidated Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

REVENUES:
Electric utility                                      $361,673   $323,795
Gas utility                                             75,779     92,759
International and non-utility                          128,511     34,170
 Total revenues                                        565,963    450,724

OPERATING EXPENSES:
Operation and maintenance:
 Fuel and power purchased                              205,088    115,765
 Gas supply expenses                                    66,619     79,714
 Utility operation and
  maintenance                                          103,705    102,983
 International and non-utility
  operation and maintenance                             41,254     13,321
Depreciation and amortization                           52,538     50,072
 Total operating expenses                              469,204    361,855

Equity in earnings of uncon-
 solidated ventures (Note 4)                            21,656      5,981

OPERATING INCOME                                       118,415     94,850

Other income and (deductions)                            6,453      2,703
Interest charges and preferred dividends                30,520     26,057
Minority interest                                        1,571      1,343

Income before income taxes                              92,777     70,153

Income taxes                                            35,210     23,479

Income from continuing
 operations                                             57,567     46,674

Loss from discontinued
 operations, net of income
 tax benefit of $1,985 (Note 3)                              -     (3,506)

Income before cumulative
 effect of change in
 accounting principle                                 $ 57,567   $ 43,168

                    LG&E Energy Corp. and Subsidiaries
                 Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

Income before cumulative
 effect of change in
 accounting principle                                 $ 57,567   $ 43,168

Cumulative effect of change
 in accounting for start-up
 costs, net of income tax
 benefit of $5,061                                           -     (7,162)

NET INCOME                                            $ 57,567   $ 36,006

Average common shares
 outstanding                                           129,677    129,683

Earnings (loss) per share - basic and diluted:
Continuing operations                                 $    .44   $    .36
Discontinued operations                                    .00       (.02)
Cumulative effect of
 accounting change                                         .00       (.06)
  Total                                               $    .44   $    .28

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                        Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        1999        1998

CURRENT ASSETS:
Cash and temporary cash investments                 $  128,548 $  108,723
Marketable securities                                   18,253     20,862
Accounts receivable - less reserve                     270,105    285,794
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              85,072     78,855
 Gas stored underground                                 11,895     34,144
 Other                                                  74,553     72,457
Net assets of discontinued opera-
 tions (Note 3)                                        146,613    143,651
Prepayments and other                                   35,390     37,784
 Total current assets                                  770,429    782,270

UTILITY PLANT:
At original cost                                     5,615,225  5,581,667
Less:  reserve for depreciation                      2,396,575  2,352,306
 Net utility plant                                   3,218,650  3,229,361

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in unconsolidated
 ventures (Notes 2 and 4)                              225,695    167,877
Non-utility property and plant, net                    298,768    285,899
Other                                                  139,260    117,321
 Total other property and investments                  663,723    571,097

DEFERRED DEBITS AND OTHER ASSETS                       196,487    190,540

Total assets                                        $4,849,289 $4,773,268

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                    Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                          CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        1999        1998

CURRENT LIABILITIES:
Notes payable                                       $  434,746 $  365,135
Accounts payable                                       183,304    237,820
Other                                                  291,055    243,699
 Total current liabilities                             909,105    846,654

Long-term debt                                       1,510,816  1,510,775

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 522,535    520,721
Investment tax credit, in
 process of amortization                                91,877     93,844
Regulatory liability                                   107,223    109,411
Other                                                  206,963    206,280
 Total deferred credits and other liabilities          928,598    930,256

Minority interests                                     106,236    107,815

Cumulative preferred stock                             135,328    136,530

COMMON EQUITY:
Common stock, without par value -
 129,677,030 shares outstanding                        778,273    778,273
Other                                                   (3,037)    (3,314)
Retained earnings                                      483,970    466,279
 Total common equity                                 1,259,206  1,241,238

Total liabilities and capital                       $4,849,289 $4,773,268

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Consolidated Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $   57,567 $   36,006
Items not requiring cash currently:
 Depreciation and amortization                          52,538     50,072
 Deferred income taxes - net                             2,185      2,942
 Loss from discontinued operations -
  net of tax (Note 3)                                        -      3,506
 Cumulative effect of change
  in accounting principle -
  net of tax                                                 -      7,162
 Other                                                 (15,372)    (3,885)
Change in net current assets                            21,736     65,708
Other                                                  (11,172)   (19,156)
 Net cash flows from operating activities              107,482    142,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (223)    (3,584)
Proceeds from sales of securities                        3,075        961
Construction expenditures                              (79,002)   (36,615)
Investments in unconsolidated
 ventures (Note 2)                                     (74,250)      (886)
Proceeds from sale of investment
 in affiliate (Note 4)                                  33,821     16,000
  Net cash flows from investing activities            (116,579)   (24,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of medium-term notes                                -    150,000
Retirement of bonds                                          -        (21)
Short-term borrowings                                  416,174  1,222,843
Repayment of short-term borrowings                    (346,174)(1,410,824)
Redemption of preferred stock                           (1,202)         -
Payment of common dividends                            (39,876)   (36,810)
 Net cash flows from financing activities               28,922    (74,812)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       19,825     43,419

BEGINNING CASH AND TEMPORARY
 CASH INVESTMENTS                                      108,723    111,003

ENDING CASH AND TEMPORARY
 CASH INVESTMENTS                                   $  128,548 $  154,422

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                       $   2,969 $    2,660
  Interest on borrowed money                            23,533     22,549

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Retained Earnings
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

Balance at beginning
 of period                                            $466,279   $722,584
Net income                                              57,567     36,006
Cash dividends declared on
 common stock ($.30750 and
 $.28386 per share)                                     39,876     36,810

Balance at end of period                              $483,970   $721,780

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
              Consolidated Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

Net income                                             $57,567    $36,006

Unrealized holding gains (losses)
 on available-for-sale securities
 arising during the period                                 192        (14)

Reclassification adjustment for realized
 gains and losses on available-for-sale
 securities included in net income                           5        111

Other comprehensive income, before tax                     197         97

Income tax expense related to items
 of other comprehensive income                             (64)       (37)

Comprehensive income                                   $57,700    $36,066

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                           Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

REVENUES:
Electric                                              $152,721   $140,585
Gas                                                     75,779     92,759
Rate refund (Note 10)                                   (1,881)         -
 Total operating revenues                              226,619    233,344

OPERATING EXPENSES:
Fuel for electric generation                            32,457     36,041
Power purchased                                         23,026      9,600
Gas supply expenses                                     50,492     64,076
Other operation expenses                                40,192     40,368
Maintenance                                             14,702     10,266
Depreciation and amortization                           24,144     23,294
Federal and state
 income taxes                                            9,556     12,417
Property and other taxes                                 5,036      4,956
 Total operating expenses                              199,605    201,018

NET OPERATING INCOME                                    27,014     32,326

Other income and (deductions)                            1,080        311
Interest charges                                         9,178      9,238

NET INCOME                                              18,916     23,399

Preferred stock dividends                                1,089      1,123

NET INCOME AVAILABLE
 FOR COMMON STOCK                                     $ 17,827   $ 22,276

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        1999        1998

UTILITY PLANT:
At original cost                                    $2,913,378 $2,896,139
Less:  reserve for depreciation                      1,168,270  1,144,123
 Net utility plant                                   1,745,108  1,752,016

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,347      1,154

CURRENT ASSETS:
Cash and temporary cash investments                     38,859     31,730
Marketable securities                                   15,093     17,851
Accounts receivable - less reserve                     151,972    142,580
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              21,596     23,993
 Gas stored underground                                 11,215     33,485
 Other                                                  34,097     33,103
Prepayments                                              2,438      2,285
 Total current assets                                  275,270    285,027

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,841      5,919
Regulatory assets                                       36,467     37,643
Other                                                   17,988     22,878
 Total deferred debits and other assets                 60,296     66,440

Total assets                                        $2,082,021 $2,104,637

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        1999        1998

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      243,289    247,462
Other                                                     (736)      (786)
 Total common equity                                   667,723    671,846
Cumulative preferred stock                              95,328     95,328
Long-term debt                                         626,800    626,800
 Total capitalization                                1,389,851  1,393,974

CURRENT LIABILITIES:
Accounts payable                                       114,208    133,673
Provision for rate refunds                              13,401     13,261
Dividends declared                                      23,090     23,168
Accrued taxes                                           27,020     31,929
Accrued interest                                         7,615      8,038
Other                                                   18,436     15,242
 Total current liabilities                             203,770    225,311

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 259,117    254,589
Investment tax credit, in
 process of amortization                                70,470     71,542
Accumulated provision for pensions
 and related benefits                                   60,177     59,529
Regulatory liability                                    62,685     63,529
Other                                                   35,951     36,163
 Total deferred credits and other liabilities          488,400    485,352

Total capital and liabilities                       $2,082,021 $2,104,637

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  18,916  $  23,399
Items not requiring cash currently:
 Depreciation and amortization                          24,143     23,294
 Deferred income taxes - net                             3,650      2,547
 Investment tax credit - net                            (1,072)    (1,078)
 Other                                                   1,772      1,000
Changes in net current assets:
 Accounts receivable                                    (9,392)    22,202
 Materials and supplies                                 23,673     22,185
 Provision for rate refunds                                140     (1,706)
 Accounts payable                                      (19,465)   (26,547)
 Accrued taxes                                          (4,909)     9,180
 Accrued interest                                         (423)       114
 Prepayments and other                                   3,041      2,111
Other                                                    4,704      4,710
 Net cash flows from operating activities               44,778     81,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (223)    (3,096)
Proceeds from sales of securities                        3,065        444
Construction expenditures                              (17,323)   (19,064)
 Net cash flows from investing activities              (14,481)   (21,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                   (23,168)   (21,152)
 Net cash flows from financing activities              (23,168)   (21,152)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                        7,129     38,543

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    31,730     50,472

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  38,859  $  89,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                       $  11,288  $   4,276
  Interest on borrowed money                             8,811      8,705

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

                    Louisville Gas and Electric Company
                      Statements of Retained Earnings
                                (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

Balance at beginning
 of period                                            $247,462   $258,910
Net income                                              18,916     23,399
 Subtotal                                              266,378    282,309

Cash dividends declared on stock:
5% cumulative preferred                                    269        269
Auction rate cumulative
 preferred                                                 453        487
$5.875 cumulative preferred                                367        367
Common                                                  22,000     19,800
 Subtotal                                               23,089     20,923

Balance at end of period                              $243,289   $261,386

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                    Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

Net income available for common stock                  $17,827    $22,276

Unrealized holding gains (losses) on
 available-for-sale securities arising
 during the period                                          84        (27)

Reclassification adjustment for realized
 gains on available-for-sale securities
 included in net income                                      -         66

Other comprehensive income, before tax                      84         39

Income tax expense related to items
 of other comprehensive income                             (34)       (16)

Comprehensive income                                   $17,877    $22,299

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

OPERATING REVENUES                                    $217,349   $183,219

OPERATING EXPENSES:
Fuel for electric generation                            58,155     48,347
Power purchased                                         39,317     17,989
Other operation expenses                                27,142     29,973
Maintenance                                             12,520     13,333
Depreciation and amortization                           21,991     21,486
Federal and state
 income taxes                                           17,144     14,968
Property and other taxes                                 4,113      4,088
 Total operating expenses                              180,382    150,184

NET OPERATING INCOME                                    36,967     33,035

Other income and (deductions)                            2,168      1,714
Interest charges                                         9,507      9,700

NET INCOME                                              29,628     25,049

Preferred stock dividends                                  564        564

NET INCOME AVAILABLE
 FOR COMMON STOCK                                     $ 29,064   $ 24,485

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        1999        1998

UTILITY PLANT:
At original cost                                    $2,701,846 $2,685,528
Less:  reserve for depreciation                      1,228,305  1,208,183
 Net utility plant                                   1,473,541  1,477,345

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           14,408     14,238

CURRENT ASSETS:
Cash and temporary cash investments                     56,838     59,071
Accounts receivable - less reserve                     104,163    106,003
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              21,993     23,927
 Other                                                  26,050     24,877
Prepayments                                              3,783      2,427
 Total current assets                                  212,827    216,305

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,127      5,227
Regulatory assets                                       26,972     28,228
Other                                                   25,356     19,859
 Total deferred debits and other assets                 57,455     53,314

Total assets                                        $1,758,231 $1,761,202

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        1999        1998

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Retained earnings                                      310,231    299,168
Other                                                     (595)      (595)
 Total common equity                                   617,776    606,713
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         546,330    546,330
 Total capitalization                                1,204,106  1,193,043

CURRENT LIABILITIES:
Accounts payable                                        56,497    100,012
Provision for rate refunds                              21,500     21,500
Dividends declared                                      18,188     18,188
Accrued taxes                                           39,523     16,733
Accrued interest                                        10,559      8,110
Other                                                   35,319     31,226
 Total current liabilities                             181,586    195,769

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 243,443    244,493
Investment tax credit, in
 process of amortization                                21,407     22,302
Accumulated provision for pensions
 and related benefits                                   52,736     50,044
Regulatory liability                                    44,537     45,882
Other                                                   10,416      9,669
 Total deferred credits and other liabilities          372,539    372,390

Total capital and liabilities                       $1,758,231 $1,761,202

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 29,628  $  25,049
Items not requiring cash currently:
 Depreciation and amortization                          21,991     21,486
 Deferred income taxes - net                            (2,396)       847
 Investment tax credit - net                              (895)      (968)
Changes in net current assets:
 Accounts receivable                                     1,840      4,600
 Materials and supplies                                  1,934      4,907
 Provision for rate refunds                             (1,173)      (456)
 Accounts payable                                      (43,515)    (5,269)
 Accrued taxes                                          22,790     18,475
 Accrued interest                                        2,449        (87)
 Prepayments and other                                  (1,356)     1,803
Other                                                    3,215      2,169
 Net cash flows from operating activities               34,512     72,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from insurance reimbursement                       59          8
Construction expenditures                              (18,240)   (15,299)
 Net cash flows from investing activities              (18,181)   (15,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                        -    381,500
Repayments of short-term borrowings                          -   (415,100)
Retirement of debt                                           -        (21)
Payment of dividends                                   (18,564)   (17,582)
 Net cash flows from financing activities              (18,564)   (51,203)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       (2,233)     6,062

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    59,071      5,453

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                        $ 56,838  $  11,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                        $      -  $     138
  Interest on borrowed money                             6,079      6,476

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

                        Kentucky Utilities Company
                      Statements of Retained Earnings
                                (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        1999        1998

Balance at beginning
 of period                                            $299,167   $304,750
Net income                                              29,628     25,049
 Subtotal                                              328,795    329,799

Cash dividends declared on stock:
4.75% preferred                                            237        237
6.53% preferred                                            327        327
Common                                                  18,000     17,018
 Subtotal                                               18,564     17,582

Balance at end of period                              $310,231   $312,217

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

   KU Capital Corporation, a subsidiary of KU Energy, was merged into LG&E Capital Corp. (Capital Corp.) on July 24, 1998, with the latter as the surviving corporation. The consolidated financial statements include the accounts of LG&E Energy, LG&E, Capital Corp., and KU and their respective wholly-owned subsidiaries, collectively referred to herein as the "Company." All significant intercompany items and transactions have been eliminated from the unaudited consolidated financial statements.

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

   See the Company's, LG&E's and KU's Reports on Form 10-K for 1998 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Company.

2. On March 30, 1999, the Company acquired an indirect 19.6% ownership interest in Gas Natural BAN, S.A. (BAN), a natural gas distribution company that serves 1.1 million customers in the northern portion of the province of Buenos Aires, Argentina. The purchase price totaled $74.3 million, including transaction costs, which has been reflected in investments in unconsolidated ventures in the accompanying balance sheet. The Company accounted for the acquisition using the purchase method, and will record its share of earnings using the equity method. The purchase price exceeded the underlying equity in BAN by $13.0 million. The Company allocated this difference to the assets and liabilities acquired based on their estimated fair values.

3. Effective June 30, 1998, the Company discontinued its merchant energy trading and sales business. This business consisted primarily of a portfolio of energy marketing contracts entered into in 1996 and early 1997, nationwide deal origination and some level of speculative trading activities, which were not directly supported by the Company's physical assets. The Company's decision to discontinue these operations was primarily based on the impact that volatility and rising prices in the power mar ket had on its portfolio of energy marketing contracts. Exiting the merchant energy trading and sales business enables the Company to focus on optimizing the value of physical assets it owns or controls, and to reduce the earnings impact on continuing operations of extreme market volatility in its portfolio of energy marketing contracts. The Company is in the process of settling commitments that obligate it to buy and sell natural gas and electric power. It also plans to sell its natural gas gathering and processing business. If the Company is unable to dispose of these commitments or assets it will continue to meet its obligations under the contracts. The Company, however, has maintained sufficient market knowledge, risk management skills, technical systems and experienced personnel to maximize the value of power sales from physical assets it owns or controls, including LG&E, KU and those of the Big Rivers Electric Corporation (Big Rivers).

   As a result of the Company's decision to discontinue its merchant energy trading and sales activity, and the decision to sell the associated gas gathering and processing business, the Company recorded an after-tax loss on disposal of discontinued operations of $225 million in the second quarter of 1998. The loss on disposal of discontinued operations results primarily from several fixed-price energy marketing contracts entered into in 1996 and early 1997, including the Company's long-term contract with Oglethorpe Power Corporation (OPC). Other components of the write-off include costs relating to certain peaking options, goodwill associated with the Company's 1995 purchase of merchant energy trading and sales operations and exit costs, including labor and related benefits, severance and retention payments, and other general and administrative expenses. Although the Company used what it believes to be appropriate estimates for future energy prices, among other factors, to calculate the net realizable value of discontinued operations, it also recognizes that there are inherent limitations in models to accurately predict future events. As a result, there is no guarantee that higher-than-anticipated future commodity prices or load demands, lower-than-estimated asset sales prices or other factors could not result in additional losses. The Company has been successful in settling portions of its discontinued operations, but significant assets, operations and obligations remain. As of March 31, 1999, the Company estimates that a $1 change in electricity prices and a 10 cents change in natural gas prices across all geographic areas and time periods could change the value of the Company's remaining energy portfolio by approximately $7.5 million. In addition to price risk, the value of the Company's remaining energy portfolio is subject to operational and event risks including, among others, increases in load demand, regulatory changes, and forced outages at units providing supply for the Company. As of March 31, 1999, the Company estimates that a 1% change in the forecasted load demand could change the value of the Company's remaining energy portfolio by $8.3 million.

   Operating results for discontinued operations follow. The Company charged its loss from discontinued operations for the three months ended March 31, 1999, to accrued loss on disposal of discontinued operations.

                                               Three Months
                                                  Ended
                                                 Mar. 31,
                                             1999       1998

   Revenues                                $166,739   $940,699
   Income (loss) before taxes                (6,054)    (5,491)
   Income (loss) from dis-
     continued operations,
     net of income taxes                     (3,709)    (3,506)

   Net assets of discontinued operations at March 31, 1999, follow.

   Cash and temporary cash
     investments                           $  4,317
   Accounts receivable                       56,637
   Price risk management assets              86,611
   Non-utility property and
     plant, net                             161,839
   Accounts payable                         (58,032)
   Price risk management
     liabilities                            (27,733)
   Goodwill and other assets
     and liabilities, net                    38,567

   Net assets before accrued
     loss on disposal of dis-
     continued operations                   262,206

   Accrued loss on disposal
     of discontinued operations,
     net of income tax benefit
     of $66,009                            (115,593)

   Net assets of discon-
     tinued operations                     $146,613

   Total charges against the accrued loss on disposal of discontinued operations through March 31, 1999, include $85.3 million for commitments prior to disposal, $51.2 million for transaction settlements, $11.1 million for goodwill, and $20.8 million for other exit costs. The reserve as of March 31, 1999, represents management's best estimate of the loss from remaining discontinued operations until disposal and the costs of disposing of these operations.

   As of March 31, 1999, the Company's discontinued operations were under various contracts to buy and sell power and gas with net notional amounts of 28.1 million MWh's of power and 22.0 million MMBTU's of natural gas with a volumetric weighted-average period of approximately 42 and 60 months, respectively. These notional amounts are based on estimated loads since various commitments do not include specified firm volumes. The Company is also under contract to buy or sell immaterial amounts of coal and SO2 allowances in support of its power contracts. Notional amounts reflect the nominal volume of transactions included in the Company's price risk management commitments, but do not reflect actual amounts of cash, financial instruments, or quan tities of the underlying commodity which may ultimately be exchanged between the parties.

   The fair values of discontinued operations' price risk management assets and liabilities as of March 31, 1999, and the averages for the three months then ended follow (in thousands of $):

                                                            Average
                                    Fair Value             Fair Value
                                           Liabil-               Liabil-
   Commodity                     Assets      ities     Assets      ities

   Electricity                  $ 86,611   $ 27,256   $ 92,367   $ 28,367
   Natural gas                         -          -      3,389          -

   Totals                         86,611     27,256   $ 95,756   $ 28,367
   Reserves                            -        477

   Net values                   $ 86,611   $ 27,733

   The table above does not include the fair value of various transactions not previously recorded using mark to market accounting since these transactions commit the Company to the sale or purchase of electricity or natural gas without specified firm volumes.

   The fair values above are based on quotes from exchanges and over-the-counter markets, price volatility factors, the use of established pricing models and the time value of money. They also reflect management estimates of counterparty credit risk, location differentials and the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions. The change in values from December 31, 1998, to March 31, 1999, resulted from volatility and risk management actions taken in connection with discontinuing the merchant energy trading and sales business.

   If the Company is unable to dispose of its remaining commitments, it will continue to meet its obligations through the terms of the contracts. The net fair value of these commitments as of March 31, 1999, are currently estimated to be approximately $63.3 million in 1999, $28.8 million to $37.4 million each year in 2000 through 2004, and $4.7 million for later years.

   The Company's discontinued operations maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of March 31, 1999, over 78% of the Company's price risk management commitments were with counterparties rated BBB equivalent or better. As of March 31, 1999, seven counterparties represented 91% of the Company's price risk management commitments.

4. On March 15, 1999, LG&E-Westmoreland Rensselaer, a California general partnership in which the Company owns a 50% interest, sold substantially all the assets and major contracts of its 79 MW gas-fired cogeneration facility in Rensselaer, New York, with net proceeds to the Company of approximately $34 million. The sale resulted in an after-tax gain to the Company of approximately $8.9 million.

5. The Company adopted Emerging Issues Task Force Issue No. 98-10, Accounting for Energy Trading and Risk Management Activities (EITF No. 98-10) in the first quarter of 1999. The task force concluded that energy trading contracts should be recorded using mark to market valuation on the balance sheet, with the gains and losses shown net in the income statement. EITF No. 98-10 more broadly defines energy trading to include cer tain financial activities related to physical assets which were not previously marked to market by established industry practice. The effects of adopting EITF No. 98-10 did not have a material impact on the Company's consolidated results of operations or financial position.

6. On April 5, 1999, LG&E and KU filed a joint agreement among the companies and the Kentucky Attorney General to amend the companies' previously-filed performance-based ratemaking (PBR) plan. The amendment requested Kentucky Public Service Commission (the Commission) approval of a five-year rate reduction plan, which would reduce electric rates by $20 million in the first year (beginning July 1, 1999), and by $8 million annually for each of the next four years (through June 30, 2004), for a total five-year savings to customers of $52 million. The reductions will be distributed between LG&E and KU customers based on the same methodology the Commission approved in its previous merger order for allocating the merger savings to the utilities' customers (53 percent to KU customers; 47 percent to LG&E customers). The joint agreement includes adoption of the PBR plan as proposed by the companies.

   The amended filing also includes the establishment of a $6 million program over the five-year period to assist low-income customers in paying their energy bills.

   In addition to the rate reductions and energy assistance program, the amended filing calls for LG&E and KU to extend for an additional year (through June 30, 2004) both the rate cap and the merger-savings surcredit the utilities established as part of their earlier merger plan. Under the rate cap, the companies agreed, in the absence of extraordinary circumstances, not to adjust base electric rates for five years following the merger. They also agreed to a monthly surcredit to customers' bills reflecting the 50 percent share of the non-fuel merger savings allocated to the utilities' customers in the first five years following the merger.

   As part of the amended PBR filing, LG&E also agreed to refrain from filing for an increase in natural gas rates over the five-year period (through June 30, 2004).

   On April 13, 1999, the Commission issued initial orders implementing the amended PBR plan, effective July 2, 1999, and subject to modification. The Commission has adopted a procedural schedule, which provides for discovery, hearings and public comment. The Commission has also consolidated into the continuing PBR proceedings an earlier March 8, 1999, rate complaint by a group of industrial intervenors, in which the intervenors have requested significant reductions in the electric rates of LG&E and KU. The Commission is expected to issue a final ruling during 1999.

7. On May 7, 1999, Capital Corp. issued $150.0 million of medium-term notes due May 2004, with a stated interest rate on the notes of 6.205%. After taking into account the forward-starting interest-rate swap entered into on April 9, 1999, to hedge the entire issuance, the effective rate will be 6.13%. The proceeds were used to repay a portion of Capital Corp.'s outstanding commercial paper, which had been used to fund the BAN acquisition and other working capital needs.

8. External and intersegment revenues and income from continuing operations by business segment for the three months ended March 31, 1999, follow:

                                                       Income
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $148,326   $  2,514   $ 17,613
   LG&E gas                       75,779          -        214
   KU electric                   213,347      4,002     29,064
   Independent Power
     Operations                    6,904          -     14,180
   Western Kentucky
     Energy                       59,978          -     (1,024)
   Argentine Gas
     Distribution                 29,797          -        357
   Other Capital Corp.            31,832          -      1,676
   All Other                           -     (6,516)    (4,513)

   Consolidated                 $565,963   $      -   $ 57,567

   External and intersegment revenues and income from continuing operations by business segment for the three months ended March 31, 1998, follow:

                                                       Income
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $140,585   $      -   $ 21,421
   LG&E gas                       92,759          -        855
   KU electric                   183,210         24     24,485
   Independent Power
     Operations                    5,227          -      3,984
   Argentine Gas
     Distribution                 27,411          -        196
   Other Capital Corp.             1,532          -       (715)
   All Other                           -        (24)    (3,552)

   Consolidated                 $450,724   $      -   $ 46,674

   The assets of the Company's Argentine Gas Distribution segment increased from $346.3 million at December 31, 1998, to $418.4 million at March 31, 1999, due mainly to acquiring a 19.6% ownership interest in BAN. See Note 2 of Notes to Financial Statements.

9. On March 15, 1999, Capital Corp. entered into a letter of intent to lease or acquire three combustion turbines and is currently negotiating the terms of a definitive agreement. The aggregate price, including construction of related facilities, is estimated to be approximately $175 million. Capital Corp. is considering various financing alternatives.

10.LG&E and KU employ a fuel adjustment clause (FAC) mechanism, which under Kentucky law allows the companies to recover from customers, the actual fuel costs associated with retail electric sales. In February 1999, LG&E received orders from the Kentucky Commission requiring a refund to retail electric customers of approximately $3.9 million resulting from reviews of the FAC from November 1994 through April 1998. The orders changed the Company's method of computing fuel costs associated with electric line losses on off-system sales appropriate for recovery through the FAC.

   The Kentucky Commission has not issued LG&E an order for the review period May 1998 through October 1998, nor have they issued orders pertaining to KU's FAC for review periods after November 1994.
   However, following the methods set forth in the LG&E orders the Company estimates up to an additional $4.8 million could be refundable to LG&E and KU retail electric customers for open review periods through December 1998.

   On March 11, 1999, the Commission denied LG&E's Petition for Rehearing for the period November 1994 through October 1996 and directed LG&E to reduce future fuel expense by $1.9 million in the first billing month after the Order. LG&E recorded a provision for the rate refund of $1,881,000 in March and refunded the amount through the fuel adjustment clause in April 1999. In a separate series of Orders on March 11, 1999, the PSC granted LG&E's Petition for Rehearing for the period November 1996 through April 1998 and established a procedural schedule for LG&E and other parties to submit evidence and for a hearing before the Commission. In the same Orders the PSC granted the Petition for Rehearing of the KIUC to determine if interest should be paid on any fuel refunds for this latter period.

11.Reference is made to Part II, Legal Proceedings, below and Part I, Item
   3, Legal Proceedings, of the Company's, KU Energy's, LG&E's and KU's (and Note 18 of the Company's Notes to Financial Statements) Annual Reports on Form 10-K for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Recent Developments

On April 13, 1999, the Kentucky Public Service Commission (PSC) issued initial orders in the performance-based ratemaking proceedings for LG&E and KU. The PSC orders implement, effective July 2, 1999, the companies' pending performance-based ratemaking proposals, including a five-year, $52 million rate reduction plan jointly filed by LG&E, KU and the Kentucky Attorney General's Office with the PSC on April 5, 1999. See Note 6 to the Notes to Financial Statements of the Company, LG&E and KU contained in Item 1 of this Form 10-Q for further discussion of this matter.

On March 30, 1999, the Company acquired a 19.6% ownership interest in Gas Natural BAN, S.A. (BAN), a natural gas distribution company that serves 1.1 million customers in the northern portion of the province of Buenos Aires, Argentina. See Note 2 of Notes to Financial Statements under Item 1 for more information.

On March 15, 1999, Capital Corp. entered into a letter of intent to lease or acquire three combustion turbines and is currently negotiating the terms of a definitive agreement. The aggregate price, including construction of related facilities, is estimated to be approximately $175 million. Capital Corp. is considering various financing alternatives.

As of March 31, 1999, Capital Corp. had expended approximately $82.5 million in connection with its October 1998 purchase of two natural gas combustion turbines. The aggregate purchase price, including costs of installation, is approximately $125 million, which is expected to be largely funded through additional borrowing by Capital Corp. Capital Corp. expects to complete the purchase by August 1999. In addition, LG&E and KU have filed an application with the PSC requesting approval for the purchase of these turbines from Capital Corp. at cost. Assuming approval is granted, the transfer of the turbines is expected to occur in August 1999. If approval is not granted by the PSC, Capital Corp. will operate and market the power of these gas turbines.

On March 15, 1999, the partnership that owns the Rensselaer cogeneration facility sold substantially all the assets and major contracts of the facility. For more information, see "Results of Operations" below, Note 4 of Notes to Financial Statements under Item 1 and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

General

The Company's principal subsidiaries are LG&E, an electric and gas utility, KU, an electric utility, and Capital Corp., the holding company for all non-utility investments. LG&E's and KU's results of operations and liquidity and capital resources are important factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; future prices of power and natural gas; unusual weather; regulatory decisions, including decisions resulting from the combination of LG&E Energy and KU Energy; the Company's ability to resolve Year 2000 issues in a timely manner and other factors described from time to time in the Company's reports to the Securities and Exchange Commission, including
Exhibit 99.01 to the Form 10-K for the year ended December 31, 1998.

                          Results of Operations

The results of operations for LG&E, KU and Capital Corp.'s Argentine gas distribution and WKE operations are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended March 31, 1999, Compared to
                    Three Months Ended March 31, 1998

The Company's diluted earnings per share from continuing operations increased to $.44 in 1999 from $.36 in 1998. The increase resulted from higher earnings at KU, an after-tax gain of $8.9 million ($.07) on the sale of the Company's interest in the Rensselaer, New York, project and after-tax income of $5.3 million ($.04) for fees related to the development of an independent power project in Gregory, Texas. Lower earnings at LG&E, an increase in interest expense at Capital Corp. and higher corporate expenses partially offset these increases.

LG&E Results:

LG&E's net income decreased $4.5 million (19%) for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, primarily because of increased maintenance expenses and lower gas revenues resulting from a decline in gas prices. These expenses were partially offset by increased retail and wholesale sales of electricity. Heating degree days were 17% above 1998.

A comparison of LG&E's revenues for the quarter ended March 31, 1999, with the quarter ended March 31, 1998, excluding the FAC refund (which reduced electric revenues by $1.9 million), reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $ 2,983   $(20,019)
 Merger surcredit                                       (1,390)         -
 Demand side management/revenue
  decoupling                                            (2,396)    (5,395)
 Variation in sales volume, etc.                         6,976      9,248

 Total retail sales                                      6,173    (16,166)

Sales for resale                                         5,925       (411)
Gas transportation - net                                     -       (364)
Other                                                       38        (39)

Total                                                  $12,136   $(16,980)

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation decreased $3.6 million (10%) for the quarter because of a decrease in generation ($3.6 million). Gas supply expenses decreased $13.6 million (21%) due to decreases in net gas supply cost.

Power purchased increased $13.4 million (140%) due to purchases for sales for resale.

Maintenance expenses increased $4.4 million (43%) in 1999 primarily due to forced outages at the Mill Creek generating station Units 1, 3, and 4 ($3.5 million) and increased storm related electric distribution expenses ($.4 million) and maintenance of general plant ($.4 million).

Depreciation and amortization increased $.8 million in 1999 because of additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

KU Results:

KU's net income increased $4.6 million (18%) for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. The increase was mainly due to increases in retail electric sales caused by an increase in heating degree days.

A comparison of KU's revenues for the quarter ended March 31, 1999, with the quarter ended March 31, 1998, reflects increases and decreases which have been segregated by the following principal causes:

Sales to ultimate consumers:
 Fuel clause adjustments                               $  (790)
 Environmental cost recovery                              (638)
 Merger surcredit                                       (1,867)
 Variation in sales volume, etc.                         9,415

 Total retail sales                                      6,120

Sales for resale                                        27,270
Other                                                      740

Total                                                  $34,130

Retail sales increased due to a 5% increase in sales volumes in the quarter, which is primarily the result of a 16% increase in heating degree days. The increase in sales for resale (1,895,289 megawatt-hours versus 529,472 megawatt-hours) was primarily due to more aggressive marketing efforts, efficiencies achieved from coordinated dispatch of a larger available pool of generation following completion of the merger in May 1998 of LG&E Energy and KU Energy, and sales to LG&E of $4 million due to economic dispatch following the merger.

Fuel for electric generation comprises a large segment of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause
(FAC), whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky, The Virginia State Corporation Commission, and the Federal Energy Regulatory Commission.

Fuel for electric generation increased $9.8 million (20%) for the quarter because of an increase in generation ($10.2 million) which was partially offset by the lower cost of coal burned ($.4 million).

Power purchased expense increased $21 million in 1999 because of a 94% increase in megawatt-hour purchases which was primarily attributable to increased sales for resale and economic dispatch purchases from LG&E of $2.5 million.

Other operating expense decreased by $2.8 million (9%). The decrease was mainly attributable to a decrease in administrative and general expenses.

Variations in income tax expense are largely attributable to changes in pretax income.

Capital Corp. Results:

Capital Corp., the holding company for all non-utility investments, conducts its operations through three principal segments: Independent Power Operations, WKE and Argentine Gas Distribution. Involvement in these and other non-utility businesses represents the Company's commitment to understand, respond to, and capitalize on the opportunities presented by an emerging competitive energy services industry. Independent Power Operations develops, operates, maintains and owns interests in domestic and international power generation facilities that sell electric and steam energy to utility and industrial customers, and owns equity interests in combustion turbines which are leased to others. WKE leases and operates the generating facilities of Big Rivers. Argentine Gas Distribution owns interests in three natural gas distribution companies in Argentina.
Capital Corp. is also engaged in commercial and retail initiatives designed to assess the energy and utility needs of large commercial and industrial entities, provide maintenance and repair services for customers' major household appliances and provide third party metering and billing services.

Independent Power Operations

Independent Power Operations' revenues increased from $5.2 million in 1998 to $6.9 million in 1999 as a result of recognizing income previously deferred related to the recently sold Rensselaer project. The project sold substantially all of its assets and major contracts in March 1999. See
Note 4 of Notes to Financial Statements under Item 1.

Independent Power Operations' equity in earnings of unconsolidated ventures increased from $5.6 million in 1998 to $21.4 million in 1999. The increase reflected a pre-tax gain of $14.5 million that resulted from the Rensselaer project's sale of substantially all of its assets and major contracts in March 1999.

Independent Power Operations' other income increased by approximately $1.0 million in 1999 due primarily to the recognition of contract breakage income associated with the Rensselaer sale in March 1999.

Western Kentucky Energy

WKE began operations July 15, 1998, after closing its lease transaction with Big Rivers. WKE's revenues totaled $60.0 million in 1999. WKE's cost of revenues, primarily composed of fuel and purchased power expenses, amounted to $35.7 million. Operation and maintenance expenses of $24.7 million include $7.0 million of rent expense associated with the lease of Big Rivers' operating facilities. WKE incurred interest expense of approximately $1.4 million associated with borrowings to fund the initial purchase of certain materials and supplies from Big Rivers and to prepay the first two years' lease payments of $55.9 million.

Argentine Gas Distribution

The Argentine Distribution companies' revenues increased 9% or $2.4 million in 1999 to $29.5 million due to higher consumption per customer and an increase in the customer base.

Operation and maintenance expenses increased by 4.5% or $1.0 million over the same period due to higher consumption.

Other

The Company has entered into various commercial and retail initiatives to position itself for growth in the energy industry. The commercial initiatives represent new businesses and products designed to leverage the Company's existing assets and experience, and to gain access to new markets. Our retail initiatives enhance value for LG&E's and KU's customers and are designed to help ensure that LG&E and KU remain the utility of choice within their respective service areas when a fully competitive industry framework takes shape. These commercial and retail initiatives have not had a significant impact on the Company's financial position or required significant capital investment. We remain optimistic that these non-traditional developing ventures will add to our knowledge base as well as our financial results in the future.

Capital Corp.'s other revenues increased from $1.5 million in 1998 to $31.8 million in 1999 due to Retail Access Services' starting operations in the second quarter of 1998 and to Capital Corp.'s selling 50% of its interest in an independent power project it is developing in Texas.

Capital Corp.'s other income increased $2.6 million in 1999 due mainly to receiving the initial settlement of a claim related to an undeveloped independent power project in California.

Interest expense increased by $4.7 million (87%) in 1999 mainly due to funding discontinued operations and corporate expenses. The Company's consolidated effective income tax rate increased from 33.5% in 1998 to 38.0% in 1999 due to favorably resolving tax audits in 1998 and to changes in the provision for state income taxes. A decrease in investment and other tax credits as a percent of pretax income also contributed to the increase.

                     Liquidity and Capital Resources

The Company's need for capital funds is largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers and equity investments in connection with independent power production projects and other energy-related growth or acquisition opportunities among the non-utility businesses. Capital funds are also needed for the Company's capital obligations under the Big Rivers lease arrangements, losses incurred in connection with the discontinuance of the merchant energy trading and sales business, information system enhancements, and other business development opportunities. Fluctuations in the Company's discontinued energy marketing and trading activities also affected liquidity throughout the quarter. Lines of credit and commercial paper programs are maintained to fund these temporary capital requirements.

Construction expenditures for the three months ended March 31, 1999, of $79.0 million were financed with internally generated funds.

The Company's combined cash and marketable securities balance increased $17.2 million during the three months ended March 31, 1999. The increase reflects cash flows from operations, a net increase in debt, and the Company's portion of the proceeds received by the Rensselaer project from the sale of its assets and major contracts, partially offset by construction expenditures, the investment in BAN, and dividends paid.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decrease in accounts receivable resulted from seasonal fluctua tions in KU's and Centro's businesses, partially offset by an increase resulting from higher revenues at Retail Access Services. The decrease in accounts payable resulted from fluctuations in LG&E's and KU's businesses, and the decrease in gas stored underground resulted from seasonal fluctuations in LG&E's business. The increase in other current liabilities resulted from differences in the timing of income tax payments.

The increase in investments in unconsolidated ventures resulted from the investment in BAN and equity in earnings, partially offset by distributions received.

The increase in non-utility property and plant resulted mainly from additions at Centro. The increase in other property and investments resulted from expenditures related to the purchase of two natural gas turbines by Capital Corp.

The Company issues commercial paper that has maturity dates ranging between one and 270 days. Because of the rollover of these maturity dates, total short-term borrowings during the first three months of 1999 were $416.2 million and total repayments of short-term borrowings were $346.2 million. See Note 16 of the Company's Notes to Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 1998.

In October 1998, Capital Corp. entered into a contract to purchase two natural gas turbines. Capital Corp. anticipates that the turbines or their electrical output, if operated, would be marketed or sold to one or more affiliated or unaffiliated third parties. The aggregate purchase price, including costs of installation, for the turbines is approximately $125 million, which is expected to be largely funded through additional borrowing by Capital Corp. As of March 31, 1999, Capital Corp. had expended approximately $82.5 million for the turbines and expects to complete the purchase by August 1999.

On March 15, 1999, Capital Corp. entered into a letter of intent to acquire three combustion turbines and is currently negotiating the terms of a definitive agreement. The aggregate price, including construction of related facilities, is estimated to be approximately $175 million. Capital Corp. is considering various financing alternatives.

At March 31, 1999, unused capacity under the Company's lines of credit totaled $466.6 million after considering commercial paper support and approximately $58.7 million in letters of credit securing on- and off-balance sheet commitments. At December 31, 1998, unused capacity under the lines of credit totaled $536.8 million. The decrease in unused capacity resulted from borrowing funds to meet working capital needs.

The Company's capitalization ratios at March 31, 1999, and December 31, 1998, follow:

                                              Mar. 31,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      45.2%     46.4%
Notes payable                                   13.0      11.2
Preferred stock                                  4.1       4.2
Common equity                                   37.7      38.2
Total                                          100.0%    100.0%

LG&E's capitalization ratios at March 31, 1999, and December 31, 1998, follow:

                                              Mar. 31,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      45.1%     45.0%
Preferred stock                                  6.9       6.8
Common equity                                   48.0      48.2
Total                                          100.0%    100.0%

KU's capitalization ratios at March 31, 1999, and December 31, 1998, follow:

                                              Mar. 31,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      45.4%     45.7%
Preferred stock                                  3.3       3.4
Common equity                                   51.3      50.9
Total                                          100.0%    100.0%

On May 7, 1999, Capital Corp. issued $150.0 million of medium-term notes due May 2004, with a stated interest rate on the notes of 6.205%. After taking into account the forward-starting interest-rate swap entered into on April 9, 1999, to hedge the entire issuance, the effective rate will be 6.13%. The proceeds were used to repay a portion of Capital Corp.'s outstanding commercial paper, which had been used to fund the BAN acquisition and other working capital needs.

For a description of significant contingencies that may affect the Company, LG&E and KU, reference is made to Part II herein - Item 1, Legal
Proceedings.

Year 2000 Computer Issue

The Company and its subsidiaries, including LG&E and KU, use various software, systems and technology that may be affected by the "Year 2000 Issue." This concerns the ability of electronic processing equipment (including microprocessors embedded in other equipment) to properly process the millennium change to the year 2000 and related issues. A failure to timely correct any such processing problems could result in material operational and financial risks if significant systems either cease to function or produce erroneous data. Such risks are more fully detailed in the sections that follow, but could include an inability to operate its generating plants, disruptions in the operation of transmission and distribution systems and an inability to access interconnections with the systems of neighboring utilities.

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

State of Readiness

As of March 1999, the Company and its subsidiaries have substantially completed the internal inventory, vendor survey and compliance assessment portions (Phases I and II) of their Year 2000 plan for mission critical mainframe and PC hardware and software. Remediation efforts (Phase III) in these areas are approximately 75% complete. With respect to non-IT embedded systems, the Company, LG&E and KU also have substantially completed their Phase I and Phase II efforts and Phase III remediation efforts are in progress. Testing has commenced and will continue as remediation efforts are implemented and are expected to run until July 1999. Contingency planning has been initiated for all IT and non-IT mission critical systems and will continue throughout 1999.

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

Costs of Year 2000 Issues

The Company's, LG&E's and KU's system modification costs related to the Year 2000 issue are being expensed as incurred. Through March 1999, the Company has incurred approximately $22.1 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, the Company expects to spend an additional $10.0 million to complete its Year 2000 efforts.

Through March 1999, LG&E has incurred approximately $17.0 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, LG&E expects to spend an additional $3.6 million to complete its Year 2000 efforts.

Through March 1999, KU has incurred approximately $3.3 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, KU expects to spend an additional $3.6 million to complete its Year 2000 efforts.

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

Forward Looking Statements

The foregoing discussion regarding the timing, effectiveness, implementation, and cost of the Company's Year 2000 efforts, contains forward-looking statements, which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 complications and other factors described from time to time in the Company's reports to the Securities and Exchange Commission, including Exhibit 99.01 to the Form 10-K for the year ended December 31, 1998. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

The potential change in interest expense resulting from changes in base interest rates of the Company's unswapped debt did not change materially in the first quarter of 1999. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially in the first quarter of 1999. The Company's exposure to market risks from changes in commodity prices and foreign exchange rates remained immaterial in the first quarter of 1999.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, LG&E and KU, reference is made to the information under the following items and captions of the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 1998:
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 2, 5, 18 and 22 of the Company's Notes to Financial Statements under
Item 8; Notes 3, 12, 16 and 18 of LG&E's Notes to Financial Statements under Item 8 and Notes 3, 11 and 13 of KU's Notes to Financial Statements under Item 8. Except as described herein, to date, the proceedings reported in the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

Certain Fuel Adjustment Clause Proceedings

On April 1, 1999, LG&E filed a notice of appeal in the Circuit Court of Franklin County, Kentucky appealing certain rulings of the Kentucky Public Service Commission (PSC) requiring refunds of approximately $3.9 million (as of February 1999) in costs previously recovered from customers under the fuel adjustment clause mechanism. See Item 3, Legal Proceedings, and Notes 5 and 22 to the Company's and Notes 3 and 16 of LG&E's respective Notes to Financial Statements under Item 8 of the Company's and LG&E's combined Annual Report on Form 10-K for the year ended December 31, 1998, for further discussion of this matter.

Kenetech Bankruptcy

In April 1999, the Windpower Partners 1993, Windpower Partners 1994 and KW Tarifa, S.A. projects in which the Company owns certain interests received initial distributions aggregating approximately $12.7 million, as well as certain other assets, in connection with these projects' claims in the bankruptcy proceeding of Kenetech Windpower, Inc. The funds are currently held in trust and will be used to pay legal fees and unpaid interest on debt of the projects, as appropriate. The Company expects to record a pre-tax gain of approximately $2.5 million during the second quarter of 1999 in connection with these initial distributions. See Item 3, Legal Proceedings, and Note 18 of the Company's Notes to Financial Statements under Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for further discussion of this matter.

Performance-Based Ratemaking

On April 13, 1999, the PSC issued initial orders in the performance-based ratemaking proceedings (PBR) for LG&E and KU. The PSC orders implement, effective July 2, 1999, and subject to modification, the companies' pending PBR proposals, including a five-year, $52 million rate reduction plan agreed upon by LG&E, KU and the Kentucky Attorney General's Office and previously filed with the PSC on April 5, 1999. Further proceedings in the PBR case, including consideration of rate reductions requested by certain intervenors, are scheduled for the second and third quarters of 1999. See
Note 6 to the Notes to Financial Statements of the Company, LG&E and KU contained in Item 1 of this Form 10-Q and Item 3, Legal Proceedings, to the Company's, LG&E's and KU's combined Annual Report on Form 10-K for further discussion of this matter.

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

On April 7, 1999, the Company, LG&E and KU filed reports on Form 8-K announcing that on April 5, 1999, LG&E and KU had reached an agreement with the Kentucky Attorney General's Office regarding LG&E's and KU's pending performance-based ratemaking (PBR) proposal. In a filing with the PSC, the parties amended the companies' PBR proposal to request approval of an agreed-upon five-year rate reduction plan. In the same filing, the Company announced that on March 30, 1999, it had acquired an indirect ownership interest of approximately 20 percent in Gas Natural BAN, S.A.

On April 20, 1999, the Company, LG&E and KU filed reports on Form 8-K announcing orders of the PSC dated April 13, 1999, regarding LG&E and KU. The PSC orders implement, effective July 2, 1999, the companies' pending performance-based ratemaking proposal, including a five-year rate reduction plan agreed upon earlier by the companies and the Kentucky Attorney General's Office.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E Energy Corp.
Registrant


Date:  May 14, 1999             /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  May 14, 1999             /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  May 14, 1999             /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)