Form 10-Q
period 1999-06-30
LG&E ENERGY CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1999-08-13
CIK 861388, 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1999


                                    or


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

                            LG&E Energy Corp.
       129,677,030 shares, without par value, as of July 30, 1999.

                   Louisville Gas and Electric Company
        21,294,223 shares, without par value, as of July 30, 1999, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
        37,817,878 shares, without par value, as of July 30, 1999, all held by LG&E Energy Corp.

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

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Consolidated Statements of Income                   1
            Consolidated Balance Sheets                         3
            Consolidated Statements of Cash Flows               5
            Consolidated Statements of Retained Earnings        7
            Consolidated Statements of Comprehensive Income     8

          Louisville Gas and Electric Company
            Statements of Income                                9
            Balance Sheets                                     10
            Statements of Cash Flows                           12
            Statements of Retained Earnings                    13
            Statements of Comprehensive Income                 14

          Kentucky Utilities Company
            Statements of Income                               15
            Balance Sheets                                     16
            Statements of Cash Flows                           18
            Statements of Retained Earnings                    19

          Notes to Financial Statements                        20

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   30

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          44

                             PART II

Item 1 Legal Proceedings                                       45

Item 4 Submission of Matters to a Vote of Security Holders     45

Item 6 Exhibits and Reports on Form 8-K                        47

       Signatures                                              49

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

REVENUES:
Electric utility               $ 406,258  $ 358,471 $  767,931  $ 682,266
Gas utility                       23,652     26,540     99,431    119,299
International and
 non-utility                     193,747     87,177    355,560    151,187
  Total revenues                 623,657    472,188  1,222,922    952,752

OPERATING EXPENSES:
Fuel and power purchased         250,994    136,175    456,082    251,940
Gas supply expenses               56,920     63,691    151,984    167,534
Utility operation and
 maintenance                     115,192    110,081    218,897    213,064
International and non-
 utility operation
 and maintenance                  47,434     22,985     92,398     39,904
Depreciation and
 amortization                     53,479     51,286    108,215    103,652
Merger costs to
 achieve                               -     65,318          -     65,318
  Total operating expenses       524,019    449,536  1,027,576    841,412

Equity in earnings
 of unconsolidated
 ventures (Notes 5 and 6)         12,051     50,882     33,707     56,863

OPERATING INCOME                 111,689     73,534    229,053    168,203

Other income and (deductions)      2,611     (4,971)     8,999     (2,268)
Interest charges and
 preferred dividends              32,243     26,061     62,763     52,294
Minority interest                  3,842      3,302      5,413      4,645

Income before income taxes        78,215     39,200    169,876    108,996

Income taxes                      28,250     26,197     63,132     49,775

Income from continuing
 operations                    $  49,965  $  13,003 $  106,744  $  59,221

                    LG&E Energy Corp. and Subsidiaries
                Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

Income from continuing
 operations                    $  49,965  $  13,003 $  106,744  $  59,221

Loss from discontinued
 operations, net of income tax
 expense benefit of $12,924
 and $15,008 (Notes 2 and 3)           -    (19,802)         -    (22,852)

Income (loss) on disposal of dis-
 continued operations, net of
 income tax benefit (expense)
 of $125,000, $(328) and
 $125,000 (Notes 2 and 3)              -   (225,000)       788   (225,000)

Income (loss) before cum-
 ulative effect of change
 in accounting principle          49,965   (231,799)   107,532   (188,631)

Cumulative effect of change
 in accounting for start-up
 costs, net of income tax
 benefit of $5,061                     -          -          -     (7,162)

NET INCOME (LOSS)              $  49,965  $(231,799) $ 107,532  $(195,793)

Average common shares
 outstanding                     129,677    129,683    129,677    129,683

Earnings (loss) per share -
 basic and diluted:
  Continuing operations        $     .39  $     .10  $      .82 $     .46
  Discontinued operations            .00       (.16)        .00      (.18)
  Income (loss) on dis-
   posal of discontinued
   operations                        .00      (1.73)        .01     (1.73)
  Cumulative effect of
   accounting change                 .00        .00         .00      (.06)

   Total                       $     .39  $   (1.79) $      .83 $   (1.51)

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1999        1998

CURRENT ASSETS:
Cash and temporary cash investments                 $  139,417 $  105,726
Marketable securities                                   13,620     20,862
Accounts receivable - less reserve                     315,366    293,219
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              96,839     78,855
 Gas stored underground                                 19,223     39,249
 Other                                                  69,177     72,457
Net assets of discontinued opera-
 tions (Notes 2 and 3)                                       -      3,219
Prepayments and other                                   48,885     38,287
 Total current assets                                  702,527    651,874

UTILITY PLANT:
At original cost                                     5,676,590  5,581,667
Less:  reserve for depreciation                      2,438,160  2,352,306
 Net utility plant                                   3,238,430  3,229,361

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in unconsolidated
 ventures (Notes 5 and 6)                              229,173    167,877
Non-utility property and plant, net                    466,127    447,372
Other                                                  164,821    117,321
 Total other property and investments                  860,121    732,570

DEFERRED DEBITS AND OTHER ASSETS                       210,827    214,152

Total assets                                        $5,011,905 $4,827,957

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1999        1998

CURRENT LIABILITIES:
Long-term debt due within one year                  $   61,500 $        -
Notes payable                                          311,034    365,135
Accounts payable                                       218,415    243,968
Net liabilities of discontinued oper-
 ations (Notes 2 and 3)                                 17,197          -
Other                                                  312,039    242,479
 Total current liabilities                             920,185    851,582

Long-term debt                                       1,599,348  1,510,775

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 567,691    570,698
Investment tax credit, in
 process of amortization                                89,860     93,844
Regulatory liability                                   104,875    109,411
Other                                                  210,761    206,064
 Total deferred credits and other liabilities          973,187    980,017

Minority interests                                     111,031    107,815

Cumulative preferred stock                             135,328    136,530

COMMON EQUITY:
Common stock, without par value -
 129,677,030 shares outstanding                        778,273    778,273
Other                                                      494     (3,314)
Retained earnings                                      494,059    466,279
 Total common equity                                 1,272,826  1,241,238

Total liabilities and capital                       $5,011,905 $4,827,957

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   107,532 $ (195,793)
Items not requiring cash currently:
 Depreciation and amortization                         108,215    103,652
 Deferred income taxes - net                            (4,752)    (5,614)
 Loss from discontinued operations
  (Notes 2 and 3)                                            -     22,852
 Loss (gain) on disposal of discon-
  tinued operations (Notes 2 and 3)                       (788)   225,000
 Cumulative effect of change
  in accounting principle                                    -      7,162
 Other                                                 (24,170)   (24,687)
Change in net current assets                            44,859     85,425
Other                                                   23,977    (28,372)
 Net cash flows from operating activities              254,873    189,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (652)    (4,451)
Proceeds from sales of securities                        7,871      1,820
Construction expenditures                             (199,770)   (93,620)
Investments in unconsolidated
 ventures (Note 5)                                     (74,498)    (1,294)
Proceeds from sale of investment
 in affiliate (Note 6)                                  33,821     16,000
  Net cash flows from investing activities            (233,228)   (81,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of medium-term notes                          150,000    150,000
Retirement of bonds                                          -    (20,021)
Short-term borrowings                                  756,132  2,074,643
Repayment of short-term borrowings                    (813,132)(2,262,624)
Redemption of preferred stock                           (1,202)    (1,823)
Payment of common dividends                            (79,752)   (62,275)
 Net cash flows from financing activities               12,046   (122,100)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       33,691    (14,020)

BEGINNING CASH AND TEMPORARY
 CASH INVESTMENTS                                      105,726    111,512

ENDING CASH AND TEMPORARY
 CASH INVESTMENTS                                  $   139,417 $   97,492

                    LG&E Energy Corp. and Subsidiaries
              Consolidated Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1999        1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                     $     9,375 $   35,534
  Interest on borrowed money                            53,857     45,331

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Retained Earnings
                       (Unaudited - Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

Balance at beginning
 of period                     $ 483,970  $ 721,780  $ 466,279  $ 722,584
Net income (loss)                 49,965   (231,799)   107,532   (195,793)
Cash dividends declared on
 common stock ($.30750, $.34123,
 $.61500 and $.62509 per share)   39,876     44,252     79,752     81,062

Balance at end of period       $ 494,059  $ 445,729  $ 494,059  $ 445,729

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
             Consolidated Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

Net income (loss)                $49,965  $(231,799)  $107,532  $(195,793)

Unrealized holding gains (losses)
 on available-for-sale securities
 arising during the period          (155)        22         37          8

Reclassification adjustment for
 realized gains and losses on
 available-for-sale securities
 included in net income             (163)       (77)      (158)        34

Other comprehensive income
 (loss), before tax                 (318)       (55)      (121)        42

Income tax (expense) benefit related
 to items of other comprehensive
 income                              110         22         46        (15)

Comprehensive income (loss)      $49,757  $(231,832)  $107,457  $(195,766)

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

OPERATING REVENUES:
Electric                        $190,445   $174,849   $341,286   $315,435
Gas                               23,652     26,540     99,431    119,298
 Total operating revenues        214,097    201,389    440,717    434,733

OPERATING EXPENSES:
Fuel for electric generation      39,380     41,242     71,838     77,283
Power purchased                   30,858     15,227     53,884     24,826
Gas supply expenses               13,395     16,282     63,887     80,359
Other operation expenses          39,457     40,506     79,649     80,874
Maintenance                       20,227     13,054     34,930     23,319
Depreciation and amortization     24,143     23,294     48,285     46,589
Federal and state
 income taxes                     12,079     13,664     21,634     26,082
Property and other taxes           3,962      4,491      8,998      9,446
 Total operating expenses        183,501    167,760    383,105    368,778

NET OPERATING INCOME              30,596     33,629     57,612     65,955

Merger costs to
 achieve                               -     34,134          -     34,134
Other income                         234      9,998      1,312     10,309
Interest charges                   8,790      9,472     17,968     18,710

NET INCOME                        22,040         21     40,956     23,420

Preferred stock dividends          1,086      1,143      2,176      2,266

NET INCOME (LOSS) AVAILABLE
 FOR COMMON STOCK               $ 20,954   $ (1,122)  $ 38,780   $ 21,154

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1999        1998

UTILITY PLANT:
At original cost                                    $2,952,536 $2,896,139
Less:  reserve for depreciation                      1,188,585  1,144,123
 Net utility plant                                   1,763,951  1,752,016

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,239      1,154

CURRENT ASSETS:
Cash and temporary cash investments                     36,150     31,730
Marketable securities                                   10,394     17,851
Accounts receivable - less reserve                     158,278    142,580
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              18,513     23,993
 Gas stored underground                                 13,203     33,485
 Other                                                  34,018     33,103
Prepayments and other                                    5,145      2,285
 Total current assets                                  275,701    285,027

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,763      5,919
Regulatory assets                                       35,292     37,643
Other                                                   17,665     22,878
 Total deferred debits and other assets                 58,720     66,440

Total assets                                        $2,099,611 $2,104,637

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1999        1998

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      242,242    247,462
Other                                                     (842)      (786)
 Total common equity                                   666,570    671,846
Cumulative preferred stock                              95,328     95,328
Long-term debt                                         626,800    626,800
 Total capitalization                                1,388,698  1,393,974

CURRENT LIABILITIES:
Accounts payable                                       123,201    133,673
Provision for rate refunds                              11,169     13,261
Dividends declared                                      23,086     23,168
Accrued taxes                                           45,749     31,929
Accrued interest                                         8,013      8,038
Other                                                   17,772     15,242
 Total current liabilities                             228,990    225,311

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 252,256    254,589
Investment tax credit, in
 process of amortization                                69,397     71,542
Accumulated provision for pensions
 and related benefits                                   60,177     59,529
Regulatory liability                                    61,684     63,529
Other                                                   38,409     36,163
 Total deferred credits and other liabilities          481,923    485,352

Total capital and liabilities                       $2,099,611 $2,104,637

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  40,956  $  23,420
Items not requiring cash currently:
 Depreciation and amortization                          48,285     46,589
 Deferred income taxes - net                            (3,982)     2,460
 Investment tax credit - net                            (2,145)    (2,156)
 Other                                                   3,585      2,008
Changes in current assets and liabilities:
 Accounts receivable                                   (15,698)    (4,704)
 Materials and supplies                                 24,847     19,205
 Provision for rate refunds                             (2,092)    (2,544)
 Accounts payable                                      (10,472)     6,850
 Accrued taxes                                          13,820       (861)
 Prepayments and other                                    (355)     3,759
Other                                                    6,319     17,647
 Net cash flows from operating activities              103,068    111,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (495)    (3,550)
Proceeds from sales of securities                        7,861        933
Construction expenditures                              (59,757)   (48,031)
 Net cash flows from investing activities              (52,391)   (50,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of first mortgage bonds                           -    (20,000)
Payment of dividends                                   (46,257)   (42,075)
 Net cash flows from financing activities              (46,257)   (62,075)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                        4,420     (1,050)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    31,730     50,472

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  36,150  $  49,422

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  16,065  $  23,121
  Interest on borrowed money                            16,657     17,357

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

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

Balance at beginning
 of period                      $243,288   $261,386   $247,462   $258,910
Net income                        22,040         21     40,956     23,420
 Subtotal                        265,328    261,407    288,418    282,330

Cash dividends declared on stock:
5% cumulative preferred              269        269        538        538
Auction rate cumulative
 preferred                           450        507        904        994
$5.875 cumulative preferred          367        367        734        734
Common                            22,000     21,200     44,000     41,000
 Subtotal                         23,086     22,343     46,176     43,266

Balance at end of period        $242,242   $239,064   $242,242   $239,064

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                   Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

Net income (loss) available
 for common stock                $20,954    $(1,122)   $38,780    $21,154

Unrealized holding gains (losses)
 on available-for-sale securities
 arising during the period          (178)        33        (94)         6

Reclassification adjustment for
 realized gains and losses on
 available-for-sale securities
 included in net income                -        (66)         -          -

Other comprehensive income
 (loss), before tax                 (178)       (33)       (94)         6

Income tax (expense) benefit related
 to items of other comprehensive
 income                               72         13         38         (3)

Comprehensive income (loss)      $20,848    $(1,142)   $38,724    $21,157

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

OPERATING REVENUES              $225,794   $193,079   $443,143   $376,298

OPERATING EXPENSES:
Fuel for electric generation      49,412     54,690    107,567    103,037
Power purchased                   51,606     24,602     90,923     42,591
Other operation expenses          31,812     31,458     58,955     61,431
Maintenance                       15,944     16,615     28,464     29,948
Depreciation                      22,158     21,617     44,149     43,103
Federal and state
 income taxes                     16,077     11,731     33,221     26,699
Property and other taxes           3,788      4,222      7,901      8,310
 Total operating expenses        190,797    164,935    371,180    315,119

NET OPERATING INCOME              34,997     28,144     71,963     61,179

Merger costs to
 achieve                               -     21,830          -     21,830
Other income and (deductions)      1,993      2,193      4,162      3,907
Interest charges                   9,233      9,626     18,740     19,326

NET INCOME (LOSS)                 27,757     (1,119)    57,385     23,930

Preferred stock dividends            564        564      1,128      1,128

NET INCOME (LOSS) AVAILABLE
 FOR COMMON STOCK               $ 27,193   $ (1,683)  $ 56,257   $ 22,802

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1999        1998

UTILITY PLANT:
At original cost                                    $2,724,054 $2,685,528
Less:  reserve for depreciation                      1,249,575  1,208,183
 Net utility plant                                   1,474,479  1,477,345

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           14,641     14,238

CURRENT ASSETS:
Cash and temporary cash investments                     58,980     59,071
Accounts receivable - less reserve                     126,797    106,003
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              33,731     23,927
 Other                                                  25,576     24,877
Prepayments                                              5,545      2,427
 Total current assets                                  250,629    216,305

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,027      5,227
Regulatory assets                                       25,716     28,228
Other                                                   22,887     19,859
 Total deferred debits and other assets                 53,630     53,314

Total assets                                        $1,793,379 $1,761,202

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        1999        1998

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Retained earnings                                      319,424    299,168
Other                                                     (595)      (595)
 Total common equity                                   626,969    606,713
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         484,830    546,330
 Total capitalization                                1,151,799  1,193,043

CURRENT LIABILITIES:
Long-term debt due within one year                      61,500          -
Accounts payable                                       102,127    100,012
Provision for rate refunds                              21,500     21,500
Dividends declared                                      18,188     18,188
Accrued taxes                                           25,698     16,733
Accrued interest                                         7,625      8,110
Other                                                   33,394     31,226
 Total current liabilities                             270,032    195,769

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 244,970    244,493
Investment tax credit, in
 process of amortization                                20,463     22,302
Accumulated provision for pensions
 and related benefits                                   54,630     50,044
Regulatory liability                                    43,191     45,882
Other                                                    8,294      9,669
 Total deferred credits and other liabilities          371,548    372,390

Total capital and liabilities                       $1,793,379 $1,761,202

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  57,385  $  23,930
Items not requiring cash currently:
 Depreciation and amortization                          44,149     43,103
 Deferred income taxes - net                            (2,214)      (188)
 Investment tax credit - net                            (1,839)    (1,922)
Changes in current assets and liabilities:
 Accounts receivable                                   (20,794)   (18,474)
 Materials and supplies                                (10,503)     2,025
 Accounts payable                                        2,115     33,275
 Accrued taxes                                           8,965     11,344
 Prepayments and other                                  (3,603)     1,829
Other                                                    7,658     (4,010)
 Net cash flows from operating activities               81,319     90,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                              (44,282)   (32,932)
 Net cash flows from investing activities              (44,282)   (32,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                        -    381,500
Repayments of short-term borrowings                          -   (415,100)
Payment of dividends                                   (37,128)   (23,819)
 Net cash flows from financing activities              (37,128)   (57,419)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                          (91)       561

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    59,071      5,453

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  58,980  $   6,014

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  30,273  $  17,033
  Interest on borrowed money                            17,632     17,925

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

                        Kentucky Utilities Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

Balance at beginning
 of period                      $310,231   $312,216   $299,167   $304,750
Net income (loss)                 27,757     (1,119)    57,385     23,930
Subtotal                         337,988    311,097    356,552    328,680

Cash dividends declared on stock:
4 75% preferred                      237        237        475        475
6.53% preferred                      327        327        653        653
Common                            18,000     23,071     36,000     40,090
 Subtotal                         18,564     23,635     37,128     41,218

Balance at end of period        $319,424   $287,462   $319,424   $287,462

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

   In the opinion of management, all adjustments, including those of a normal recurring nature, have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

   See the Company's, LG&E's and KU's Reports on Form 10-K for 1998 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Company.

2. Effective June 30, 1998, the Company discontinued its merchant energy trading and sales business. This business consisted primarily of a portfolio of energy marketing contracts entered into in 1996 and early 1997, nationwide deal origination and some level of speculative trading activities, which were not directly supported by the Company's physical assets. The Company's decision to discontinue these operations was primarily based on the impact that volatility and rising prices in the power market had on its portfolio of energy marketing contracts. Exiting the merchant energy trading and sales business enables the Company to focus on optimizing the value of physical assets it owns or controls, and to reduce the earnings impact on continuing operations of extreme market volatility in its portfolio of energy marketing contracts. The Company is in the process of settling commitments that obligate it to buy and sell natural gas and electric power. If the Company is unable to dispose of these commitments or assets it will continue to meet its obligations under the contracts. The Company, however, has maintained sufficient market knowledge, risk management skills, technical systems and experienced personnel to maximize the value of power sales from physical assets it owns or controls, including LG&E, KU and Western Kentucky Energy (WKE).

   At the time the Company decided to discontinue its merchant energy trading and sales business, it also decided to sell its natural gas gathering and processing business. Subsequently, effective June 30, 1999, the Company decided to retain this business. The accompanying financial statements reflect the reclassification of the natural gas gathering and processing business as continuing operations for all periods presented. See Note 3 below.

   As a result of the Company's decision to discontinue its merchant energy trading and sales activity, and the initial decision to sell the associated gas gathering and processing business, the Company recorded an after-tax loss on disposal of discontinued operations of $225 million in the second quarter of 1998. The loss on disposal of discontinued operations resulted primarily from several fixed-price energy marketing contracts entered into in 1996 and early 1997, including the Company's long-term contract with Oglethorpe Power Corporation (OPC). Other components of the write-off include costs relating to certain peaking options, goodwill associated with the Company's 1995 purchase of merchant energy trading and sales operations and exit costs, including labor and related benefits, severance and retention payments, and other general and administrative expenses. Although the Company used what it believes to be appropriate estimates for future energy prices, among other factors, to calculate the net realizable value of discontinued operations, it also recognizes that there are inherent limitations in models to accurately predict future events. As a result, there is no guarantee that higher-than-anticipated future commodity prices or load demands, lower-than-estimated asset sales prices or other factors could not result in additional losses. The Company has been successful in settling portions of its discontinued operations, but significant assets, operations and obligations remain. As of July 28, 1999, the Company estimates that a $1 change in electricity prices and a 10 cent change in natural gas prices across all geographic areas and time periods could change the value of the Company's remaining energy portfolio by approximately $8.8 million. In addition to price risk, the value of the Company's remaining energy portfolio is subject to operational and event risks including, among others, increases in load demand, regulatory changes, and forced outages at units providing supply for the Company. As of July 28, 1999, the Company estimates that a 1% change in the forecasted load demand could change the value of the Company's remaining energy portfolio by $11.7 million.

   Operating results for discontinued operations follow. All amounts exclude the Company's natural gas gathering and processing business.
   The Company charged its loss from discontinued operations for the three- and six-month periods ended June 30, 1999, to accrued loss on disposal of discontinued operations.

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

   Revenues                     $156,345   $684,918   $289,782 $1,595,792
   Loss before taxes             (21,786)   (32,726)   (26,723)   (37,860)
   Loss from discontinued
     operations, net of
     income taxes                (13,070)   (19,802)   (15,991)   (22,852)

   Net liabilities of discontinued operations at June 30, 1999, follow. All amounts exclude the Company's natural gas gathering and processing business.

   Cash and temporary cash
     investments                           $  3,301
   Accounts receivable                      117,709
   Price risk management assets              78,237
   Accounts payable                        (132,937)
   Price risk management
     liabilities                            (25,925)
   Goodwill and other assets
     and liabilities, net                    41,320

   Net assets before accrued
     loss on disposal of dis-
     continued operations                    81,705

   Accrued loss on disposal
     of discontinued operations,
     net of income tax benefit
     of $57,233                             (98,902)

   Net liabilities of discon-
     tinued operations                     $(17,197)

   Total charges against the accrued loss on disposal of discontinued operations through June 30, 1999, include $105.7 million for commitments prior to disposal, $51.2 million for transaction settlements, $11.1 million for goodwill, and $23.2 million for other exit costs. The reserve as of June 30, 1999, represents management's best estimate of the loss from remaining discontinued operations until disposal and the costs of disposing of these operations.

   As of June 30, 1999, the Company's discontinued operations were under various contracts to buy and sell power and gas with net notional amounts of 28.0 million MWh's of power and 24.8 million MMBTU's of natural gas with a volumetric weighted-average period of approximately 38 and 53 months, respectively. These notional amounts are based on estimated loads since various commitments do not include specified firm volumes. The Company is also under contract to buy or sell immaterial amounts of coal and SO2 allowances in support of its power contracts. Notional amounts reflect the nominal volume of transactions included in the Company's price risk management commitments, but do not reflect actual amounts of cash, financial instruments, or quantities of the underlying commodity which may ultimately be exchanged between the parties.

   The fair values of discontinued operations' price risk management assets and liabilities as of June 30, 1999, follow (in thousands of $):

                                           Liabil-
   Commodity                     Assets      ities

   Electricity                  $ 76,247   $ 25,522
   Natural gas                     1,990          -

   Totals                         78,237     25,522
   Reserves                            -        403

   Net values                   $ 78,237   $ 25,925

   The average fair values of discontinued operations' price risk management assets and liabilities for the three- and six-month periods ended June 30, 1999, follow (in thousands of $):

                                   Three Months            Six Months
                                           Liabil-               Liabil-
   Commodity                     Assets      ities     Assets      ities

   Electricity                  $ 80,036   $ 26,265   $ 80,601   $ 27,177
   Natural gas                     2,180          -      6,690          -

   Totals                       $ 82,216   $ 26,265   $ 87,291   $ 27,177

   The above tables above do not include the fair value of various transactions not previously recorded using mark-to-market accounting since these transactions commit the Company to the sale or purchase of electricity or natural gas without specified firm volumes.

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

   If the Company is unable to dispose of its remaining commitments, it will continue to meet its obligations through the terms of the contracts. The net fair value of these commitments as of June 30, 1999, are currently estimated to be approximately $56.7 million in 1999, $14.3 million to $38.5 million each year in 2000 through 2004, and $6.3 million for later years.

   The Company's discontinued operations maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of June 30, 1999, over 88% of the Company's price risk management commitments were with counterparties rated BBB equivalent or better. As of June 30, 1999, seven counterparties represented 79% of the Company's price risk management commitments.

3. Effective June 30, 1999, the Company reclassified its natural gas gathering and processing business to continuing operations from discontinued operations, as required by accounting standards. The Company did not dispose of this business during the one-year period as required by accounting standards because of management's expectation of more favorable future energy prices and the related impact on this business. The Company has reflected the operating results and net assets of the natural gas gather ing and processing business as continuing operations in the accompanying financial statements for all periods presented.

   Operating results for the natural gas gathering and processing business follow.

                                             Year Ended December 31,
                                             1998       1997        1996

   Revenues                                $109,833   $107,691    $85,259
   Income (loss) before taxes                (2,593)     2,829      4,888
   Net income (loss)                         (1,599)     1,323      2,873

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  1999       1998       1999        1998

   Revenues                      $42,135    $31,051    $75,437    $60,891
   Income (loss) before taxes        266       (289)      (850)      (646)
   Net income (loss)                  40       (291)      (748)      (747)

   Net assets of the natural gas gathering and processing business follow.

                                           June 30,   Dec. 31,    Dec. 31,
                                             1999       1998        1997

   Cash and temporary cash
     investments                           $    141   $      -   $    509
   Accounts receivable                       16,622      7,425     13,948
   Non-utility property and
     plant, net                             158,783    161,473    171,114
   Accounts payable                         (13,211)    (6,148)   (13,449)
   Goodwill and other assets
     and liabilities, net                   (20,617)   (22,318)   (20,043)

   Net assets                              $141,718   $140,432   $152,079

   The Company recorded an after-tax loss on disposal of discontinued operations of $225 million in the second quarter of 1998. No loss on disposal of the net assets of the natural gas gathering and processing business was included because the Company assumed it would sell these assets for an amount equal to or greater than book value. It also included an after-tax reserve of approximately $1.6 million for estimated losses from operations of the natural gas gathering and processing business through the date of disposal. Since this amount equaled the estimated losses from operations included in the original accrued loss on disposal of discontinued operations, no reversal of the accrued loss is included in income for the three- and six-month periods ended June 30, 1999. The Company has recorded no impairment losses related to the net assets of its natural gas gathering and processing business.

4. On July 8, 1999, the Company purchased 100% of the outstanding common stock of CRC-Evans Pipeline International, Inc. and affiliates (CRC) for initial consideration of $45.6 million and retirement of approximately $37.9 million in CRC debt. CRC, based in Houston, Texas, is a provider of specialized equipment and services used in the construction and rehabilitation of gas and oil transmission pipelines. The purchase agreement provides for future annual earn-out payments to the previous owners based on CRC's meeting certain financial targets over the next three years. The agreement capped the total of these payments at $31.0 million. The Company accounted for the acquisition using the purchase method and management expects to record goodwill of approximately $47 million from the initial transaction with additional goodwill recorded contingent upon future earn-out payments. Goodwill will be amortized over a period of twenty years.

    The purchase consideration, including the potential earn-out payments, will be paid 55% in cash and 45% in LG&E Energy common stock. LG&E Energy will repurchase common stock from time to time in the open market or through privately negotiated transactions in amounts equal to the stock portions of the initial and subsequent earn-out payments. During the third quarter 1999, the Company purchased approximately 935,000 shares in this regard and completed the initial purchase installment.

5. On March 30, 1999, the Company acquired an indirect 19.6% ownership interest in Gas Natural BAN, S.A. (BAN), a natural gas distribution company that serves 1.1 million customers in the northern portion of the province of Buenos Aires, Argentina. The purchase price totaled $73.5 million, including transaction costs, which has been reflected in investments in unconsolidated ventures in the accompanying balance sheet. The Company accounted for the acquisition using the purchase method, and it records its share of earnings using the equity method. The purchase price exceeded the underlying equity in BAN by $13.0 million. The Company allocated this difference to the assets and liabilities acquired based on their estimated fair values.

6. On March 15, 1999, LG&E-Westmoreland Rensselaer, a California general partnership in which the Company owns a 50% interest, sold substantially all the assets and major contracts of its 79 MW gas-fired cogeneration facility in Rensselaer, New York, with net proceeds to the Company of approximately $34 million. The sale resulted in an after-tax gain to the Company of approximately $8.9 million.

7. The Company adopted Emerging Issues Task Force Issue No. 98-10, Accounting for Energy Trading and Risk Management Activities (EITF No. 98-10) in the first quarter of 1999. The task force concluded that energy trading contracts should be recorded using mark-to-market valuation on the balance sheet, with the gains and losses shown net in the income statement. EITF No. 98-10 more broadly defines energy trading to include certain financial activities related to physical assets which were not previously marked to market by established industry practice. Initial adoption of EITF No. 98-10 did not have a material impact on the Company's consolidated results of operations or financial position. For the quarter ended June 30, 1999, the Company recorded approximately $6.9 million in consolidated pre-tax income as a result of valuing the Company's electric energy trading contracts using the mark-to-market method.

8. On April 5, 1999, LG&E and KU filed a joint agreement among the companies and the Kentucky Attorney General to amend the companies' previously-filed performance-based ratemaking (PBR) plan. The amendment requested Kentucky Public Service Commission (the Commission) approval of a five-year rate reduction plan, which would reduce electric rates by $20 million in the first year (beginning July 1, 1999), and by $8 million annually for each of the next four years (through June 30, 2004), for a total five-year savings to customers of $52 million. The reductions will be distributed between LG&E and KU customers based on the same methodology the Commission approved in its previous merger order for allocating the merger savings to the utilities' customers (53 percent to KU customers; 47 percent to LG&E customers). The joint agreement includes adoption of the PBR plan as proposed by the companies.

   The amended filing also includes the establishment of a $6 million program over the five-year period to assist low-income customers in paying their energy bills.

   In addition to the rate reductions and energy assistance program, the amended filing calls for LG&E and KU to extend for an additional year (through June 30, 2004) both the rate cap and the merger-savings surcredit the utilities established as part of their earlier merger plan. Under the rate cap, the companies agreed, in the absence of extraordinary circumstances, not to increase base electric rates for five years following the merger. They also agreed to a monthly surcredit to customers' bills reflecting the 50 percent share of the non-fuel merger savings allocated to the utilities' customers in the first five years following the merger.

   As part of the amended PBR filing, LG&E also agreed to refrain from filing for an increase in natural gas rates over the five-year period (through June 30, 2004).

   On April 13, 1999, the Commission issued initial orders implementing the amended PBR plan, effective July 2, 1999, and subject to modification. The Commission has adopted a procedural schedule, which provides for discovery, hearings and public comment. The Commission has also consolidated into the continuing PBR proceedings an earlier March 8, 1999, rate complaint by a group of industrial intervenors, the Kentucky Industrial Utility Consumers, Inc. (KIUC) in which KIUC has requested significant reductions in the electric rates of LG&E and KU. The Commission has scheduled hearings on the Companies' PBR proposals and the rate complaint to begin on August 31. The Commission is expected to issue a final ruling by the end of 1999.

9. On May 7, 1999, Capital Corp. issued $150.0 million of medium-term notes due May 2004, with a stated interest rate on the notes of 6.205%. After taking into account the forward-starting interest-rate swap entered into on April 9, 1999, to hedge the entire issuance, the effective rate amounted to 6.13%. The proceeds were used to repay a portion of Capital Corp.'s outstanding commercial paper, which had been used to fund the BAN acquisition and other working capital needs.

   On May 24, 1999, KU entered into an interest-rate swap agreement to hedge a portion of its outstanding first mortgage bonds. The swap has a notional amount of $53 million and expires in May 2004. KU pays a variable rate based on the six-month London Interbank Offered Rate plus 1.88% and receives a fixed rate of 7.92%. The agreement provides for a collar on the variable rate paid by KU with a floor of 4.65% and a cap of 6.78%. The agreement suspends the collar during periods when the London Interbank Offered Rate moves outside a specified range.

10.External and intersegment revenues and income from continuing operations by business segment for the three months ended June 30, 1999, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $185,519   $  4,927   $ 20,740
   LG&E gas                       23,652          -        213
   KU electric                   220,739      5,055     27,193
   Independent Power
     Operations                    6,197          -      7,202
   Western Kentucky
     Energy                       69,050          -       (464)
   Argentine Gas
     Distribution                 45,146          -      4,796
   Other Capital Corp.            73,354          -     (6,589)
   All Other                           -     (9,982)    (3,126)

   Consolidated                 $623,657   $      -   $ 49,965

   External and intersegment revenues and income from continuing operations by business segment for the six months ended June 30, 1999, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric              $  333,845   $  7,441   $ 38,353
   LG&E gas                       99,431          -        427
   KU electric                   434,086      9,057     56,257
   Independent Power
     Operations                   13,101          -     21,382
   Western Kentucky
     Energy                      129,028          -     (1,488)
   Argentine Gas
     Distribution                 74,943          -      5,153
   Other Capital Corp.           138,488          -     (5,701)
   All Other                           -    (16,498)    (7,639)

   Consolidated               $1,222,922   $      -   $106,744

   External and intersegment revenues and income from continuing operations by business segment for the three months ended June 30, 1998, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $170,523   $  4,326   $   (922)
   LG&E gas                       26,540          -       (199)
   KU electric                   187,963      5,116     (1,683)
   Independent Power
     Operations                    4,666          -     25,166
   Argentine Gas
     Distribution                 43,241          -      2,513
   Other Capital Corp.            39,255          -     (1,441)
   All Other                           -     (9,442)   (10,431)

   Consolidated                 $472,188   $      -   $ 13,003

   External and intersegment revenues and income from continuing operations by business segment for the six months ended June 30, 1998, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $311,108   $  4,326   $ 20,499
   LG&E gas                      119,299          -        656
   KU electric                   371,158      5,140     22,802
   Independent Power
     Operations                    9,893          -     29,150
   Argentine Gas
     Distribution                 70,652          -      2,709
   Other Capital Corp.            70,642          -     (2,612)
   All Other                           -     (9,466)   (13,983)

   Consolidated                 $952,752   $      -   $ 59,221

   The assets of the Company's Argentine Gas Distribution segment increased from $346.3 million at December 31, 1998, to $425.1 million at June 30, 1999, due mainly to acquiring a 19.6% ownership interest in BAN (see Note 5 of Notes to Financial Statements). The assets of the Other Capital Corp. segment increased from $121.0 million at December 31, 1998, to $383.3 million at June 30, 1999, due mainly to reclassifying the assets of the natural gas gathering and processing business from discontinued to continuing operations (see Note 3 of Notes to Financial Statements) and capitalizing construction costs related to gas turbine peaking units (see Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 2).

11.On March 15, 1999, Capital Corp. entered into a letter of intent to lease or acquire three 150-megawatt (Mw) combustion turbines and is currently negotiating the terms of a definitive agreement. This 450 Mw gas fired merchant combustion turbine power generation facility will be located in Monroe, Georgia, and is expected to be completed by June 1, 2001. The aggregate price, including construction of related facilities, is estimated to be approximately $185 million.

12.Prior to implementation of the PBR, LG&E and KU employed a fuel adjustment clause (FAC) mechanism, which under Kentucky law allows the companies to recover from customers, the actual fuel costs associated with retail electric sales. In February 1999, LG&E received orders from the Kentucky Commission requiring a refund to retail electric customers of approximately $3.9 million resulting from reviews of the FAC from November 1994 through April 1998, of which $1.9 million was refunded in April 1999 for the period beginning November 1994 and ending October 1996. The orders changed the Company's method of computing fuel costs associated with electric line losses on off-system sales appropriate for recovery through the FAC. On February 19, 1999 LG&E requested that the Commission grant rehearing on the February orders, and further requested that the Commission stay the refund requirement until it could rule on the rehearing request. On February 25, 1999 the Commission granted the request for a stay, and on March 11, 1999 granted in part the request for rehearing. The Commission also granted rehearing on the KIUC's request for rehearing on the Commission's determination that it lacks authority to require the Companies to pay interest on the refund amounts. The Commission conducted a hearing on the rehearing issues on June 29, 1999. The Commission is expected to issue a final ruling on rehearing by the end of 1999. LG&E and KIUC have each filed separate appeals from the Commission's February 1999 orders with the Franklin, Ky. Circuit Court. A decision on the appeals by the Court is not expected until the middle of 2000.

   In July 1999, the Commission issued a series of orders requiring KU to refund approximately $10.1 million resulting from reviews of the FAC
   from November 1994 to October 1998.   The orders changed KU's method of
   computing fuel costs associated with electric line losses on off-system sales appropriate for recovery through the FAC, and KU's method for computing system line losses for the purpose of calculating the system sales component of the FAC charge. At KU's request, on July 23, 1999, the Commission stayed the refund requirement pending the Commission's final determination of any rehearing request that KU may file. On August 9, 1999, KU filed its request for rehearing of the July orders.

13.As of June 30, 1999, Capital Corp. had expended approximately $110.1 million in connection with its October 1998 purchase of two natural gas combustion turbines. The aggregate construction cost is not expected to exceed $125 million. On July 23, 1999, the PSC approved LG&E's and KU's application for the purchase of the turbines from Capital Corp. at a price equal to the lower of their fair market value or cost. Capital Corp. completed the installation of the turbines in July 1999. These units were placed into commercial operation in early August 1999.

14.Reference is made to Part II, Legal Proceedings, below and Part I, Item
   3, Legal Proceedings, of the Company's, KU Energy's, LG&E's and KU's (and Note 18 of the Company's Notes to Financial Statements) Annual Reports on Form 10-K for the year ended December 31, 1998, and Part II,
   Item 1, Legal Proceedings, of the Form 10-Q for the quarter ended March 31, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Recent Developments

On July 8, 1999, the Company purchased 100% of the outstanding common stock of CRC-Evans Pipeline International, Inc. and affiliates (CRC) for initial consideration of $45.6 million and retirement of approximately $37.9 million in CRC debt. CRC, based in Houston, Texas, is a provider of specialized equipment and services used in the construction and rehabilitation of gas and oil transmission pipelines. For more information, see Note 4 of Notes to Financial Statements under Item 1.

As of June 30, 1999, Capital Corp. had expended approximately $110.1 million in connection with its October 1998 purchase of two natural gas combustion turbines. The aggregate construction cost is not expected to exceed $125 million. On July 23, 1999, the PSC approved LG&E's and KU's application for the purchase of the turbines from Capital Corp. at a price equal to the lower of their fair market value or cost. Capital Corp. completed the installation of the turbines in July 1999. These units were placed into commercial operation in early August 1999.

On April 13, 1999, the Kentucky Public Service Commission (PSC) issued initial orders in the performance-based ratemaking proceedings for LG&E and KU. The PSC orders implement, effective July 2, 1999, and subject to modification, the companies' pending performance-based ratemaking proposals, including a five-year, $52 million rate reduction plan jointly filed by LG&E, KU and the Kentucky Attorney General's Office with the PSC on April 5, 1999. For more information, see Note 8 to the Notes to Financial Statements of the Company, LG&E and KU under Item 1.

On March 30, 1999, the Company acquired an indirect 19.6% ownership interest in Gas Natural BAN, S.A. (BAN), a natural gas distribution company that serves 1.1 million customers in the northern portion of the province of Buenos Aires, Argentina. For more information, see Note 5 of Notes to Financial Statements under Item 1 for more information.

On March 15, 1999, Capital Corp. entered into a letter of intent to lease or acquire three combustion turbines and is currently negotiating the terms of a definitive agreement. The aggregate price, including construction of related facilities, is estimated to be approximately $185 million.

On March 15, 1999, the partnership that owns the Rensselaer cogeneration facility sold substantially all the assets and major contracts of the facility. For more information, see "Results of Operations" below, Note 6 of Notes to Financial Statements under Item 1 and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

General

The Company's principal subsidiaries are LG&E, an electric and gas utility, KU, an electric utility, and Capital Corp., the holding company for all non-utility investments. LG&E's and KU's results of operations and liquidity and capital resources are important factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; future prices of power and natural gas; unusual weather; regulatory decisions, in cluding decisions relating to the Company's performance-based ratemaking proceedings and decisions resulting from the combination of LG&E Energy and KU Energy; the Company's ability to resolve Year 2000 issues in a timely manner and other factors described from time to time in the Company's reports to the Securities and Exchange Commission, including Exhibit 99.01 to the Form 10-K for the year ended December 31, 1998.

                          Results of Operations

The results of operations for LG&E, KU and Capital Corp.'s Argentine gas distribution and WKE operations are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended June 30, 1999, Compared to
                     Three Months Ended June 30, 1998

The Company's primary and diluted earnings per share from continuing operations increased to $.39 in 1999 from $.10 in 1998. Continuing operations for 1998 included $.41 of after-tax charges for merger-related costs ($.19 for LG&E, $.17 for KU, and $.05 for Corporate), and an after-tax gain of $.16 resulting from the Rensselaer project's Master Restructuring Agreement (MRA) with Niagara Mohawk Power Corporation (NIMO). Excluding these items, income from continuing operations increased to $.39 in 1999 from $.35 in 1998. This increase resulted from higher earnings at KU and Capital Corp., partially offset by lower earnings at LG&E.

LG&E Results:

LG&E's net income increased $22 million for the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998, primarily because of a $25 million one-time, after-tax charge incurred in 1998 for LG&E's costs to merge LG&E Energy Corp. with KU Energy. Excluding this charge, LG&E's net income decreased $2.9 million compared to the second quarter of 1998, primarily due to increased maintenance expenses at electric generating plants, partially offset by increased electric sales.

A comparison of LG&E's revenues for the quarter ended June 30, 1999, with the quarter ended June 30, 1998, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $(2,193)   $(5,592)
 Merger surcredit                                       (1,466)          -
 Demand side management/revenue
  decoupling                                              (698)      (820)
 Variation in sales volume, etc.                         1,305      2,261

 Total retail sales                                     (3,052)    (4,151)

Sales for resale                                        18,627        823
Gas transportation - net                                     -         96
Other                                                       21        344

Total                                                  $15,596    $(2,888)

Electric sales for resale increased $18.6 million due to increases in brokered sales activities.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky. See Notes 8 and 12 for a further discussion. Fuel for electric generation decreased $1.9 million (5%) for the quarter because of a decreased volume of generation. Gas supply expenses decreased $2.9 million (18%) due to a decrease in the volume of gas delivered to the distribution system ($3.3 million).

Power purchased increased $16 million primarily due to increased purchases for sales for resale, partially offset by approximately $3.5 million of income recorded as a result of valuing the Company's electric energy trading contracts using the mark-to-market method. See Note 7 of Notes to Financial Statements.

Maintenance expenses increased $7.2 million (55%) in 1999 mainly due to increases in scheduled outages at the Mill Creek generating station Unit 3 and the Cane Run generating station Unit 6 ($5.1 million), and maintenance of other steam plant equipment ($2.9 million) partially offset by a decrease in storm damage repairs ($1 million).

Depreciation and amortization increased $.8 million in 1999 because of additional utility plant in service.

A $34.1 million one-time charge was recorded in the second quarter of 1998 for costs associated with the merger of LG&E Energy Corp. and KU Energy (the corresponding tax benefit of $9.1 million is recorded in other income and (deductions)).

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

Interest charges decreased partly because of the retirement of the Company's 6.75% Series First Mortgage Bonds ($20 million) at maturity on June 1, 1998.

KU Results:

KU's net income increased $28.9 million for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998, primarily because of a $21.8 million one-time, after-tax charge incurred in 1998 for KU's costs to merge LG&E Energy Corp. with KU Energy. Excluding this charge, KU's net income increased $7.2 million as compared to the second quarter of 1998 was primarily due to increases in off-system sales and sales for resale.

A comparison of KU's revenues for the quarter ended June 30,1999, with the quarter ended June 30,1998, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

Sales to ultimate consumers:
 Fuel clause adjustments                               $ 1,091
 Environmental cost recovery                              (443)
 Merger surcredit                                       (1,496)
 Variation in sales volume, etc.                         1,213

 Total retail sales                                        365

Sales for resale                                        32,356
Other                                                       (6)

Total                                                  $32,715

Operating revenues increased $32.7 million (17%). The increase in sales for resale (2,125,467 megawatt-hours versus 1,147,199 megawatt-hours) was primarily due to more aggressive marketing efforts.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause
(FAC), whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky, The Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. See Note 12 for a further discussion. Fuel for electric generation expenses decreased by $5.3 million (11%) for the quarter because of decrease in the cost of coal burned ($3.4 million) and reduced levels of generation ($1.8 million).

Power purchased increased $27 million. The increase was primarily due to a 86% increase in megawatt-hour purchases which was used to support the aforementioned sales for resale, partially offset by approximately $3.1 million of income recorded as a result of valuing the Company's electric energy trading contracts using the mark-to-market method. See Note 7 of Notes to Financial Statements.

A $21.8 million one-time charge was recorded in the second quarter of 1998 for the merger of LG&E Energy Corp. and KU Energy (the corresponding tax benefit of $.1 million is recorded in other income and (deductions)).

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

Capital Corp. Results:

Capital Corp., the holding company for all non-utility investments, conducts its operations through three principal segments: Independent Power Operations, WKE and Argentine

Gas Distribution. Involvement in these and other non-utility businesses represents the Company's commitment to understand, respond to, and capitalize on the opportunities presented by an emerging competitive energy services industry. Independent Power Operations develops, operates, maintains and owns interests in domestic and international power generation facilities that sell electric and steam energy to utility and industrial customers, and owns equity interests in combustion turbines which are leased to others. WKE leases and operates the generating facilities of Big Rivers. Argentine Gas Distribution owns interests in three natural gas distribution companies in Argentina. The Company engages in other energy-related businesses which are not individual distinct segments of the business. These include CRC-Evans, based in Houston, Texas, a provider of specialized equipment and services used in the construction and rehabilitation of gas and oil transmission pipelines. Capital Corp. is also engaged in commercial and retail initiatives designed to assess the energy and utility needs of large commercial and industrial entities, to provide maintenance and repair services for customers' major household appliances and to provide third party metering and billing services.

Independent Power Operations

Independent Power Operations' revenues increased from $4.7 million in 1998 to $6.2 million in 1999 due to an increase in fees related to development power projects, partially offset by lower income resulting from selling the Rensselaer joint venture in March 1999.

Independent Power Operations' depreciation and amortization decreased from $1.5 million in 1998 to $.3 million in 1999 due to asset write-offs in June 1998 related to the Rensselaer project's Master Restructuring Agreement
(MRA) with Niagara Mohawk Power Corporation (NIMO).

Independent Power Operations' equity in earnings of unconsolidated ventures decreased from $50.0 million in 1998 to $8.6 million in 1999. The decrease resulted mainly from recognizing the June 1998 gain related to the Rensselaer project's NIMO MRA.

Western Kentucky Energy

Western Kentucky Energy (WKE) began operations July 15, 1998, after closing its lease transaction with Big Rivers. During the quarter, WKE's revenues totaled $69.1 million and cost of revenues, primarily composed of fuel and purchased power expenses, amounted to $41.3 million. Operation and maintenance expenses of $27.3 million include $7.0 million of rent expense associated with the lease of Big Rivers' operating facilities. WKE incurred interest expense of approximately $1.5 million associated with borrowings to fund the initial purchase of certain materials and supplies from Big Rivers and to prepay the first two years' lease payments of $55.9 million.

Argentine Gas Distribution

The Argentine Gas Distribution companies' revenues increased 4% or $1.9 million in 1999 to $45.1 million due to higher consumption per customer and an increase in the customer base. Operation and maintenance expenses increased by 2.7% or $.2 million over the same period due to higher consumption.

The Argentine Gas Distribution companies' equity in earnings of unconsolidated ventures increased from $.9 million in 1998 to $3.4 million in 1999 due to acquiring a 19.6% interest in Gas Natural BAN, S.A. (BAN) in March 1999. See Recent Developments and Note 5 of Notes to Financial Statements in Item 1.

Other

As a result of the reclassification of the gas gathering and processing business from discontinued operations to continuing operations effective June 30, 1999, the Company's activities include certain natural gas transportation, storage, gathering and processing operations and facilities, which businesses are conducted through Capital Corp. Additionally, the Company conducts various commercial and retail initiatives, primarily energy-related new businesses and services designed to leverage the its existing assets, operations and market presence, which commercial and retail initiatives have not had a significant impact on the Company's financial position or required significant capital investment.

This segment's revenues increased from $39.3 million in 1998 to $73.4 million in 1999, and its cost of revenues increased from $31.2 million in 1998 to $64.8 million in 1999. These increases reflect increases at Retail Access Services and higher natural gas liquids prices. Retail Access Services provides consulting, technical, software and operational support and services to independent retail energy service providers in certain markets. See Note 3 for a discussion of the Company's decision to retain its natural gas gathering and processing business.

Interest expense increased by $7.7 million in 1999 mainly due to funding discontinued operations and corporate expenses, including the cost to fund the WKE transaction and the Gas BAN acquisition. The Company's consolidated effective income tax rate decreased from 66.8% in 1998 to 36.1% in 1999 due to non-deductible merger-related expenses recorded in 1998.

               Six Months Ended June 30, 1999, Compared to
                      Six Months Ended June 30, 1998

The Company's primary and diluted earnings per share from continuing operations increased to $.82 in 1999 from $.46 in 1998. Results for 1998 included $.41 of after-tax charges for merger-related costs ($.19 for LG&E, $.17 for KU, and $.05 for Corporate), and an after-tax gain of $.16 resulting from the Rensselaer project's Master Restructuring Agreement
(MRA) with Niagara Mohawk Power Corporation (NIMO). Excluding these items, income from continuing operations increased to $.82 in 1999 from $.71 in 1998. This increase resulted from higher earnings at KU and Capital Corp.

LG&E Results:

LG&E's net income increased $17.5 million for the first six months of 1999, as compared to the first six months of 1998, primarily because of the charge incurred in 1998 for LG&E's costs to merge LG&E Energy Corp. with KU Energy of $25 million. Excluding this charge, LG&E's net income decreased $7.4 million for the same period. This is primarily due to increased maintenance expenses at electric generating plants.

A comparison of LG&E's revenues for the six months ended June 30, 1999, with the six months ended June 30, 1998, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                      $    790   $(25,612)
 Merger surcredit                                       (2,856)         -
 Demand side management/revenue
  decoupling                                            (3,094)    (5,398)
 Variation in sales volume, etc.                         6,400     10,693

 Total retail sales                                      1,240    (20,317)

Sales for resale                                        24,552        412
Other                                                       59         38

Total                                                  $25,851   $(19,867)

Sales for resale increased due to increased brokered sales.

Gas retail sales decreased from 1998 due to a decline in gas prices in the first quarter of 1999.

Fuel for electric generation decreased $5.4 million (7%) for the six months because of a decrease in generation ($5.9 million).

Gas supply expenses decreased $16.5 million (21%) due to a decrease in net gas supply costs ($22.4 million) partially offset by an increase in the volume of gas delivered to the distribution system ($3.7 million).

Power purchased increased $29.1 million (117%) primarily due to increased purchases for sales for resale.

Maintenance expenses for the first six months of 1999 increased $11.6 million (50%) primarily due to increases in scheduled outages at the Mill Creek generating station Unit 3 and the Cane Run generating station Unit 6 ($5.4 million), forced outages at Mill Creek Units 1 and 4 ($3.9 million), and general repairs at the electric generating plants ($2.4 million).

Depreciation and amortization increased $1.7 million in 1999 because of additional utility plant in service.

A $34.1 million one-time charge was recorded in the second quarter of 1998 for costs associated with the merger of LG&E Energy Corp. and KU Energy (the corresponding tax benefit of $9.1 million is recorded in Other income and (deductions)).

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

Interest charges decreased partly because $20 million of the Company's First Mortgage Bonds, 6.75% Series were retired at maturity on June 1, 1998.

KU Results:

KU's net income increased $33.5 million for the first six months of 1999, as compared to the first six months of 1998, primarily because of the charge incurred in 1998 for KU's costs to merge LG&E Energy Corp. with KU Energy of $21.7 million. Excluding this charge, KU's net income increased $11.8 million for the same period. The increase was primarily due to increases in residential sales, commercial sales and sales for resale.

A comparison of KU's revenues for the six months ended June 30, 1999, with the six months ended June 30,1998, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

Sales to ultimate consumers:
 Fuel clause adjustments                               $   241
 Environmental cost recovery                            (1,081)
 Merger surcredit                                       (3,165)
 Variation in sales volume, etc.                        10,490

 Total retail sales                                      6,485

Sales for resale                                        59,627
Other                                                      733

Total                                                  $66,845

Retail sales increased due to a 2% increase in sales volumes year to date. The increase in sales for resale (4,020,756 megawatt-hours versus 1,676,671 megawatt-hours) was primarily due to more aggressive marketing efforts and efficiencies achieved from coordinated dispatch of a larger available pool of generation following completion of the merger in May 1998 of LG&E Energy and KU Energy.

Expenses

Fuel for electric generation expenses increased by $4.5 million (4%) primarily due to an increase in generation ($8.5 million) offset by a decrease in the lower cost of coal burned ($4.2 million).

Power purchased increased $48.3 million. The increase was primarily due to a 90% increase in megawatt-hour purchases which was primarily used to support the aforementioned sales for resale.

A $21.8 million one-time charge was recorded in the second quarter of 1998 for the merger of LG&E Energy Corp. and KU Energy (the corresponding tax benefit of $.1 million is recorded in other income and (deductions)).

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

Capital Corp. Results:

Independent Power Operations

Independent Power Operations' revenues increased from $9.9 million in 1998 to $13.1 million in 1999 due to recognizing fees related to an independent power project in Gregory, Texas and recognizing previously deferred income related to the sale of the Rensselaer project in March 1999. See Note 6 of Notes to Financial Statements under Item 1.

Independent Power Operations' depreciation and amortization decreased from $4.1 million in 1998 to $2.3 million in 1999 due to writing off certain capitalized interest and development costs related to the San Miguel facility in the first quarter of 1998 and to write-offs related to the Rensselaer project's MRA with NIMO in the second quarter of 1998.

Independent Power Operations' equity in earnings of unconsolidated ventures decreased from $55.6 million in 1998 to $30.0 million in 1999. The decrease resulted mainly from recognizing a gain in June 1998 related to the Rensselaer project's NIMO MRA partially offset by the Rensselaer project's sale of substantially all of its assets and major contracts in March 1999.

Independent Power Operations' other income and expense changed from $8.7 million expense in 1998 to $.9 million income in 1999 due primarily to reacquiring in 1998 half of the Company's interest in the partnership that owned the Rensselaer project, and to recording related expenses.

Western Kentucky Energy

WKE began operations July 15, 1998, after closing its lease transaction with Big Rivers. During 1999, revenues totaled $129.0 million and cost of revenues, primarily composed of fuel and purchased power expenses, amounted to $77.0 million. Operation and maintenance expenses of $52.1 million include $14.0 million of rent expense associated with the lease of Big Rivers' operating facilities. WKE incurred interest expense of approximately $2.8 million associated with borrowings to fund the initial purchase of certain materials and supplies from Big Rivers and to prepay the first two years' lease payments of $55.9 million.

Argentine Gas Distribution

The Argentine Gas Distribution companies' revenues increased 6% or $4.3 million in 1999 to $74.9 million due to higher consumption per customer and an increase in the customer base. Operation and maintenance expenses increased by 5.3% or $.8 million over the same period due to higher consumption.

The Argentine Gas Distribution companies' equity in earnings of unconsolidated ventures increased from $1.2 million in 1998 to $3.7 million in 1999 due to acquiring a 19.6% interest in BAN in March 1999. See Note 5 of Notes to Financial Statements in Item 1.

Other

This segment's revenues increased from $70.6 million in 1998 to $138.5 million in 1999, and its cost of revenues increased from $55.6 million in 1998 to $113.6 million in 1999. These increases reflect increases at Retail Access Services and higher natural gas liquids prices.

Capital Corp.'s other income increased $3.2 million in 1999 due mainly to receiving the initial settlement of a claim related to its independent power project in California.

Interest expense increased by $12.3 million in 1999 mainly due to funding discontinued operations and corporate expenses, including the cost to fund the WKE transaction and the Gas BAN acquisition. The Company's consolidated effective income tax rate decreased from 45.7% in 1998 to 37.2% in 1999 mainly due to non-deductible merger-related expenses recorded in 1998.

                     Liquidity and Capital Resources

The Company's need for capital funds is largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers and equity investments in connection with independent power production projects and other energy-related growth or acquisition opportunities among the non-utility businesses. Capital funds are also needed for the Company's capital obligations under the Big Rivers lease arrangements, losses incurred in connection with the discontinuance of the merchant energy trading and sales business and information system enhancements. Lines of credit and commercial paper programs are maintained to fund these temporary capital requirements.

Construction expenditures for the six months ended June 30, 1999, of $199.8 million were financed with internally generated funds and commercial paper.

The Company's combined cash and marketable securities balance increased $26.4 million during the six months ended June 30, 1999. The increase reflects cash flows from operations, a net increase in debt, and the Company's portion of the proceeds received by the Rensselaer project from the sale of its assets and major contracts, partially offset by construction expenditures, the investment in BAN, and dividends paid.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The increase in accounts receivable resulted primarily from seasonal fluctuations in LG&E's and KU's businesses and higher natural gas gathering and processing revenues. The decrease in accounts payable resulted from fluctuations in LG&E's and KU's businesses. The increase in fuel inventories resulted from seasonal fluctuations in KU's and WKE's businesses, and the decrease in gas stored underground resulted from seasonal fluctuations in LG&E's business.

The decrease in net assets of discontinued operations resulted from a seasonal increase in accounts payable and a decrease in price risk management assets, partially offset by a seasonal increase in accounts receivable and a reduction in the accrued loss on disposal.

The increase in investments in unconsolidated ventures resulted from the investment in BAN and equity in earnings, partially offset by distributions received.

The increase in non-utility property and plant resulted mainly from additions at Centro. The increase in other property and investments resulted from expenditures related to the purchase of two natural gas turbines by Capital Corp.

The Company issues commercial paper that has maturity dates ranging between one and 270 days. Because of the rollover of these maturity dates, total short-term borrowings during the first six months of 1999 were $756.1 million and total repayments of short-term borrowings were $813.1 million. See Note 16 of the Company's Notes to Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 1998.

As of June 30, 1999, Capital Corp. had expended approximately $110.1 million in connection with its October 1998 purchase of two natural gas combustion turbines. The aggregate construction cost is not expected to exceed $125 million. On July 23, 1999, the PSC approved LG&E's and KU's application for the purchase of the turbines from Capital Corp. at a price equal to the lower of their fair market value or cost. Capital Corp. completed the installation of the turbines in July 1999. These units were placed into commercial operation in early August 1999.

On March 15, 1999, Capital Corp. entered into a letter of intent to lease or acquire three 150-megawatt (Mw) combustion turbines and is currently negotiating the terms of a defini tive agreement. This 450 Mw gas fired merchant combustion turbine power generation facility will be located in Monroe, Georgia, and is expected to be completed by June 1, 2000. The aggregate price, including construction of related facilities, is estimated to be approximately $185 million.

At June 30, 1999, unused capacity under the Company's lines of credit totaled $592.0 million after considering commercial paper support and approximately $56.7 million in letters of credit securing on- and off-balance sheet commitments. At December 31, 1998, unused capacity under the lines of credit totaled $536.8 million. The increase in unused capacity resulted from paying down commercial paper during the six months ended June 30, 1999.

The Company's capitalization ratios at June 30, 1999, and December 31, 1998, follow:

                                              June 30,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      49.1%     46.5%
Notes payable                                    9.2      11.2
Preferred stock                                  4.0       4.2
Common equity                                   37.7      38.1
Total                                          100.0%    100.0%

LG&E's capitalization ratios at June 30, 1999, and December 31, 1998, follow:

                                              June 30,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      45.1%     45.0%
Preferred stock                                  6.9       6.8
Common equity                                   48.0      48.2
Total                                          100.0%    100.0%

KU's capitalization ratios at June 30, 1999, and December 31, 1998, follow:

                                              June 30,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      45.0%     45.7%
Preferred stock                                  3.3       3.4
Common equity                                   51.7      50.9
Total                                          100.0%    100.0%

On May 7, 1999, Capital Corp. issued $150.0 million of medium-term notes due May 2004, with a stated interest rate on the notes of 6.205%. After taking into account the forward-starting interest-rate swap entered into on April 9, 1999, to hedge the entire issuance, the effective rate amounted to 6.13%. The proceeds were used to repay a portion of Capital Corp.'s outstanding commercial paper, which had been used to fund the BAN acquisition and other working capital needs.

See Recent Developments for common stock repurchase activities in connection with the CRC acquisition.

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

State of Readiness

As of June 1999, the Company and its subsidiaries have completed the internal inventory, vendor survey and compliance assessment portions (Phases I and II) of their Year 2000 plan for critical equipment and
systems, including IT, non-IT and embedded components.   Remediation
efforts (Phase III) in these areas are complete with minor exceptions, which exceptions do not effect the reliability of the electric generation, transmission or distribution or gas distribution systems. Testing has been conducted in parallel with remediation and is also largely complete for critical systems. Contingency planning has been initiated for all IT and non-IT critical systems and will continue throughout 1999.

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

Costs of Year 2000 Issues

The Company's, LG&E's and KU's system modification costs related to the Year 2000 issue are being expensed as incurred. Through June 1999, the Company incurred approximately $24.4 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, the Company expects to spend an additional $7.7 million to complete its Year 2000 efforts.

Through June 1999, LG&E incurred approximately $17.8 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, LG&E expects to spend an additional $2.8 million to complete its Year 2000 efforts.

Through June 1999, KU incurred approximately $4.1 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, KU expects to spend an additional $2.8 million to complete its Year 2000 efforts.

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

Contingency planning is under way for material areas of Year 2000 risk. This effort is addressing certain areas, including the most reasonably likely worst-case scenarios and delays in completion in the Company's remediation plans, failure or incomplete remediation results and failure of key third parties to be Year 2000 compliant. Contingency plans will include provisions for extra staffing, back-up communications, review of unit dispatch and load shedding procedures, carrying of additional energy reserves and manual en-ergy accounting procedures. Contingency plan formulation was substantially completed in June 1999 and implementation and resourcing of such plans is underway.

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

Interest Rate Risk

The potential change in interest expense resulting from changes in base interest rates of the Company's unswapped debt did not change materially during the six months ended June 30, 1999. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially during the six months ended June 30, 1999. See Item 7 of the Company's report on Form 10-K for the year ended December 31, 1998.

Commodity Price Risk

The Company's exposure to market risks from changes in commodity prices did not change materially during the six months ended June 30, 1999. However, as a result of the Commission's approval of the PBR effective July 2, 1999, LG&E's and KU's fuel adjustment clause mechanism will be withdrawn and replaced with a cap that limits recovery of actual changes in fuel cost to changes in a fuel price index for a five-state region. If the utilities outperform the index, benefits will be shared equally between shareholders and customers. If the utilities' fuel costs exceed the index, the difference will be absorbed by the Company's shareholders. See Item 7 of the Company's report on Form 10-K for the year ended December 31, 1998.

Foreign Exchange Risk

The Company has foreign exchange exposure to both the Spanish Peseta and the Argentine Peso. During the second quarter of 1999, the Company's exposure to the Argentine Peso increased due to the acquisition of Gas BAN. However, management believes the Company's foreign exchange exposure to a 10% change in the Spanish Peseta and Argentine Peso would not have a material effect on the financial position or results of operations. See
Item 7 of the Company's report on Form 10-K for the year ended December 31, 1998.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, LG&E and KU, reference is made to the information under the following items and captions of (a) the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 1998: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 2, 5, 18 and 22 of the Company's Notes to Financial Statements under Item 8; Notes 3, 12, 16 and 18 of LG&E's Notes to Financial Statements under Item 8 and Notes 3, 11 and 13 of KU's Notes to Financial Statements under Item 8 and (b) the Company's, LG&E's and KU's respective combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1999: Part III, Item 1, Legal Proceedings. Except as described herein, to date, the proceedings reported in the Company's, LG&E's and KU's respective combined Form 10-K's and Form 10-Q's have not changed materially.

Certain Fuel Adjustment Clause Proceedings

In July 1999, the Kentucky Public Service Commission (PSC) issued orders to KU requiring refunds of approximately $4.2 million and $5.8 million, respectively, in costs previously recovered from customers under the fuel adjustment clause mechanism for line losses associated with off-system sales. KU has filed a motion to stay the refund pending a rehearing on certain issues. Subject to those rehearings, the refunds are currently ordered for the third quarter 1999. See Note 12 of Notes to Financial Statements, above, Item 3, Legal Proceedings, and Notes 5 and 22 to the Company's and Note 3 of KU's respective Notes to Financial Statements under
Item 8 of the Company's and KU's combined Annual Report on Form 10-K for the year ended December 31, 1998, for further discussion of this matter.

Environmental Matters

On May 25, 1999, the U.S. Court of Appeals for the D.C. Circuit entered an order in the appeal concerning the Environmental Protection Agency's (EPA) September 1998 rulemaking mandating significant reductions in NOx emissions. The court issued an indefinite stay of the September 1999 deadline for each state to incorporate additional NOx deadlines in their state implementation plans of the NOx reductions pending further appellate proceedings which are scheduled to occur during 1999. In a separate proceeding, the court also remanded certain related ozone standards to the EPA for further rule-making action. See Environmental Matters, under Item 7 of the Company's, LG&E's and KU's Annual Report for the year ended December 31, 1998 for a further discussion of these matters.

Oglethorpe Power Contract

Discovery proceedings have continued in the arbitration proceeding brought by LG&E Energy Marketing Inc. (LEM) against Oglethorpe Power Corporation
(OPC) regarding LEM's November 1996 power sales agreement with OPC. A hearing on the merits is currently scheduled for November 1999 with a final decision anticipated in December 1999. See Item 3, Legal Proceedings, and
Item 8, Note 18 to Notes to Financial Statements, in LG&E Energy's Annual Report on Form 10-K for the year ended December 31, 1998 for more information on this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

a) LG&E Energy's, LG&E's and KU's Annual Meetings of Shareholders were held on April 21, 1999.

b) Not applicable.

c) The matters voted upon and the results of the voting at the Annual Meetings are set forth below:

1. LG&E Energy:

i) The shareholders voted to elect LG&E Energy's nominees for election to the Board of Directors as follows:

   William L. Rouse, Jr. - 101,006,828 common shares cast in favor of election and 1,349,817 shares withheld.

   Charles L. Shearer - 101,071,033 common shares cast in favor of election and 1,285,612 shares withheld.

   Carol M. Gatton - 101,004,430 common shares cast in favor of election and 1,352,215 shares withheld.

   Lee T. Todd, Jr. - 101,086,957 common shares cast in favor of election and 1,269,688 shares withheld.

   Mira S. Ball - 100,987,324 common shares cast in favor of election and 1,369,445 shares withheld.

   Roger W. Hale - 100,750,551 common shares cast in favor of election and 1,606,700 shares withheld.

   David B Lewis - 100,971,581 common shares cast in favor of election and 1,385,192 shares withheld.

   Anne H. McNamara - 101,026,444 common shares cast in favor of election and 1,330,201 shares withheld.

   Frank V. Ramsey, Jr. - 100,596,229 common shares cast in favor of election and 1,400,416 shares withheld.

   Holders of 514,576 common shares abstained from voting on this matter.

ii) The shareholders voted 101,269,233 common shares in favor of and 622,022 shares against the approval of Arthur Andersen LLP as independent auditors for 1999. Holders of 996,985 common shares abstained from voting on this matter.

iii) The shareholders voted 73,254,869 common shares in favor of and 25,774,121 shares against the approval of an amendment to the Omnibus Long-Term Incentive Plan, including the issuance of additional shares thereunder. Holders of 3,846,557 common shares abstained from voting on this matter.

2. LG&E:

i) The shareholders voted to elect LG&E's nominees for election to the Board of Directors as follows:

   William L. Rouse, Jr. - 21,294,223 common shares and 282,068 preferred shares cast in favor of election and 13,169 preferred shares withheld.

   Charles L. Shearer - 21,294,223 common shares and 282,193 preferred shares cast in favor of election and 13,044 preferred shares withheld.

   Carol M. Gatton - 21,294,223 common shares and 282,174 preferred shares cast in favor of election and 13,063 preferred shares withheld.

   Lee T. Todd, Jr. - 21,294,223 common shares and 282,218 preferred shares cast in favor of election and 13,019 preferred shares withheld.

   Mira S. Ball - 21,294,223 common shares and 282,218 preferred shares cast in favor of election and 13,019 preferred shares withheld.

   Roger W. Hale - 21,294,223 common shares and 281,877 preferred shares cast in favor of election and 13,360 preferred shares withheld.

   David B. Lewis - 21,294,223 common shares and 281,458 preferred shares cast in favor of election and 13,779 preferred shares withheld.

   Anne H. McNamara - 21,294,223 common shares and 282,218 preferred shares cast in favor of election and 13,019 preferred shares withheld.

   Frank V. Ramsey, Jr. - 21,294,223 common shares and 282,218 preferred shares cast in favor of election and 13,019 preferred shares withheld.

   Holders of no common or preferred shares abstained from voting on this matter.

ii)The shareholders voted 21,294,223 common shares and 285,910 preferred shares in favor of and 667 preferred shares against the approval of Arthur Andersen LLP as independent auditors for 1999. Holders of 8,660 preferred shares abstained from voting on this matter.

3. KU:

i) The sole shareholder voted to elect KU's nominees for election to the Board of Directors as follows:

   37,817,878 common shares cast in favor of election and no shares withheld for each of William L. Rouse, Jr., Charles L. Shearer, Carol
   M. Gatton, Lee T. Todd, Jr., Mira S. Ball, Roger W. Hale, David B. Lewis, Anne H. McNamara and Frank V. Ramsey, Jr., respectively.

ii)The sole shareholder voted 37,817,878 common shares in favor of and no shares against the approval of Arthur Andersen LLP as independent auditors for 1999.

   Holders of no common shares abstained from voting on these matters.

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

On July 14, 1999, the Company filed a report on Form 8-K announcing that it had acquired, effective July 8, 1999, CRC Holdings Corp., the parent company of CRC-Evans Pipeline International, Inc. and related companies, a provider of specialized equipment and services used in the construction and rehabilitation of gas and oil transmission pipelines.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E Energy Corp.
Registrant


Date:  August 13, 1999          /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  August 13,1999           /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 13, 1999          /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)