Form 10-Q
period 1999-09-30
LG&E ENERGY CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 1999-11-15
CIK 861388, 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1999


                                    or


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

                            LG&E Energy Corp.
      129,677,030 shares, without par value, as of October 29, 1999.

                   Louisville Gas and Electric Company
      21,294,223 shares, without par value, as of October 29, 1999, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
      37,817,878 shares, without par value, as of October 29, 1999, all held by LG&E Energy Corp.

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

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Consolidated Statements of Income                   1
            Consolidated Balance Sheets                         4
            Consolidated Statements of Cash Flows               6
            Consolidated Statements of Retained Earnings        8
            Consolidated Statements of Comprehensive Income     9

          Louisville Gas and Electric Company
            Statements of Income                               10
            Balance Sheets                                     11
            Statements of Cash Flows                           13
            Statements of Retained Earnings                    14
            Statements of Comprehensive Income                 15

          Kentucky Utilities Company
            Statements of Income                               16
            Balance Sheets                                     17
            Statements of Cash Flows                           19
            Statements of Retained Earnings                    20

          Notes to Financial Statements                        21

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   32

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          46

                             PART II

Item 1 Legal Proceedings                                       48

Item 6 Exhibits and Reports on Form 8-K                        49

       Signatures                                              50

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

REVENUES:
Electric utility               $ 557,711  $ 447,796 $1,325,642 $1,130,062
Gas utility                       17,623     16,978    117,054    136,277
International and
 non-utility                     297,391    164,402    652,951    315,589
  Total revenues                 872,725    629,176  2,095,647  1,581,928
Provision for rate
 refunds (Note 12)                (7,335)         -     (7,335)         -
  Net revenues                   865,390    629,176  2,088,312  1,581,928

OPERATING EXPENSES:
Fuel and power purchased         413,713    206,044    869,795    457,984
Gas supply expenses               82,248     53,137    234,232    220,671
Utility operation and
 maintenance                     103,789    106,997    322,686    320,061
International and non-
 utility operation
 and maintenance                  48,905     57,003    141,303     96,907
Depreciation and
 amortization                     54,664     51,378    162,879    155,030
Merger costs to
 achieve                               -          -          -     65,318
  Total operating expenses       703,319    474,559  1,730,895  1,315,971

Equity in earnings
 of unconsolidated
 ventures (Notes 5 and 6)         10,092      2,744     43,799     59,607

OPERATING INCOME                 172,163    157,361    401,216    325,564

Other income                       5,863      2,840     14,862        572
Interest charges and
 preferred dividends              32,414     26,833     95,177     79,127
Minority interest                  4,735      4,459     10,148      9,104

Income before income taxes       140,877    128,909    310,753    237,905

Income taxes                      53,711     50,055    116,843     99,830

Income from continuing
 operations                    $  87,166  $  78,854 $  193,910 $  138,075

                    LG&E Energy Corp. and Subsidiaries
                Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

Income from continuing
 operations                    $  87,166  $  78,854 $  193,910 $  138,075

Loss from discontinued
 operations, net of income tax
 expense benefit of $15,008
 (Notes 2 and 3)                       -          -          -    (22,852)

Income (loss) on disposal of dis-
 continued operations, net of
 income tax (expense) benefit
 of $(243), $(328) and
 $124,757 (Notes 2 and 3)              -        658        788   (224,342)

Income (loss) before cum-
 ulative effect of change
 in accounting principle          87,166     79,512    194,698   (109,119)

Cumulative effect of change
 in accounting for start-up
 costs, net of income tax
 benefit of $5,061                     -          -          -     (7,162)

NET INCOME (LOSS)              $  87,166  $  79,512 $  194,698 $ (116,281)

                    LG&E Energy Corp. and Subsidiaries
                Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

Average common shares
 outstanding                     129,677    129,683    129,677    129,683

Earnings (loss) per share -
 basic:
  Continuing operations        $     .67  $     .61  $     1.49 $     1.06
  Discontinued operations            .00        .00         .00       (.17)
  Income (loss) on dis-
   posal of discontinued
   operations                        .00        .00         .01      (1.73)
  Cumulative effect of
   accounting change                 .00        .00         .00       (.06)

   Total                       $     .67  $     .61  $     1.50 $     (.90)

Earnings (loss) per share -
 diluted:
  Continuing operations        $     .67  $     .61  $     1.49 $     1.06
  Discontinued operations            .00        .00         .00       (.16)
  Income (loss) on dis-
   posal of discontinued
   operations                        .00        .00         .01      (1.73)
  Cumulative effect of
   accounting change                 .00        .00         .00       (.06)

   Total                       $     .67  $     .61  $     1.50 $     (.89)

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1999        1998

CURRENT ASSETS:
Cash and temporary cash investments                 $   93,007 $  105,726
Marketable securities                                   11,458     20,862
Accounts receivable - less reserve                     377,693    293,219
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              82,614     78,855
 Gas stored underground                                 49,143     39,249
 Other                                                  93,797     72,457
Net assets of discontinued opera-
 tions (Notes 2 and 3)                                  36,380      3,219
Prepayments and other                                   41,810     38,287
 Total current assets                                  785,902    651,874

UTILITY PLANT:
At original cost                                     5,851,448  5,581,667
Less:  reserve for depreciation                      2,478,866  2,352,306
 Net utility plant                                   3,372,582  3,229,361

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in unconsolidated
 ventures (Notes 5 and 6)                              231,690    167,877
Non-utility property and plant, net                    493,623    447,372
Other                                                   36,393    117,321
 Total other property and investments                  761,706    732,570

DEFERRED DEBITS AND OTHER ASSETS                       267,894    214,152

Total assets                                        $5,188,084 $4,827,957

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1999        1998

CURRENT LIABILITIES:
Long-term debt due within one year                  $  111,590 $        -
Notes payable                                          393,202    365,135
Accounts payable                                       218,882    243,968
Other                                                  351,523    242,479
 Total current liabilities                           1,075,197    851,582

Long-term debt                                       1,599,603  1,510,775

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 558,609    570,698
Investment tax credit, in
 process of amortization                                87,844     93,844
Regulatory liability                                   102,844    109,411
Other                                                  201,013    206,064
 Total deferred credits and other liabilities          950,310    980,017

Minority interests                                     109,075    107,815

Cumulative preferred stock                             135,328    136,530

COMMON EQUITY:
Common stock, without par value -
 129,677,030 shares outstanding                        778,273    778,273
Other                                                      245     (3,314)
Retained earnings                                      540,053    466,279
 Total common equity                                 1,318,571  1,241,238

Total liabilities and capital                       $5,188,084 $4,827,957

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   194,698 $ (116,281)
Items not requiring cash currently:
 Depreciation and amortization                         162,879    155,030
 Deferred income taxes - net                           (11,822)   (11,471)
 Loss from discontinued operations
  (Notes 2 and 3)                                            -     22,852
 (Gain) loss on disposal of discon-
  tinued operations (Notes 2 and 3)                       (788)   224,342
 Cumulative effect of change
  in accounting principle                                    -      7,162
 Other                                                 (17,480)    (9,276)
Change in net current assets                           (73,790)  (118,416)
Other                                                    4,933    (45,059)
 Net cash flows from operating activities              258,630    108,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (917)   (18,783)
Proceeds from sales of securities                       10,040     16,777
Construction expenditures                             (291,942)  (151,158)
Investments in unconsolidated
 ventures (Note 5)                                     (74,498)    (1,010)
Investment in subsidiary, net of cash
 and temporary cash investments
 acquired (Note 4)                                     (39,693)         -
Proceeds from sale of investment
 in affiliate and sale of
 leveraged leases (Note 6)                              53,384     16,000
  Net cash flows from investing activities            (343,626)  (138,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of medium-term notes                          200,000    150,000
Retirement of bonds                                    (35,268)   (20,021)
Short-term borrowings                                3,927,792  4,753,762
Repayment of short-term borrowings                  (3,899,417)(4,743,743)
Redemption of preferred stock                           (1,202)    (1,823)
Payment of common dividends                           (119,628)  (100,855)
 Net cash flows from financing activities               72,277     37,320

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                      (12,719)     8,029

BEGINNING CASH AND TEMPORARY
 CASH INVESTMENTS                                      105,726    111,512

ENDING CASH AND TEMPORARY
 CASH INVESTMENTS                                  $    93,007 $  119,541

                    LG&E Energy Corp. and Subsidiaries
              Consolidated Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        1999        1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                     $    24,871 $   38,137
  Interest on borrowed money                            78,483     70,414

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Retained Earnings
                       (Unaudited - Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

Balance at beginning
 of period                     $ 494,059  $ 445,729  $ 466,279  $ 722,584
Net income (loss)                 87,166     79,512    194,698   (116,281)
Cash dividends declared on
 common stock ($.3175, $.3075,
 $.9325 and $.93259 per share)    41,172     39,877    120,924    120,939

Balance at end of period       $ 540,053  $ 485,364  $ 540,053  $ 485,364

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
             Consolidated Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

Net income (loss)               $ 87,166    $79,512   $194,698  $(116,281)

Unrealized holding gains (losses)
 on available-for-sale securities
 arising during the period          (287)       (50)      (250)       (42)

Reclassification adjustment for
 realized gains and (losses) on
 available-for-sale securities
 included in net income              (89)        90       (247)       124

Other comprehensive income
 (loss), before tax                 (376)        40       (497)        82

Income tax benefit (expense) related
 to items of other comprehensive
 income                              142        (29)       188        (44)

Comprehensive income (loss)     $ 86,932    $79,523   $194,389  $(116,243)

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

OPERATING REVENUES:
Electric                        $279,907   $212,907   $621,693   $528,341
Gas                               17,623     16,978    117,054    136,277
Provision for rate
  refunds (Note 12)               (1,135)         -     (1,635)         -
  Total operating revenues       296,395    229,885    737,112    664,618

OPERATING EXPENSES:
Fuel for electric generation      45,361     41,205    117,199    118,488
Power purchased                   85,156     18,057    139,040     42,883
Gas supply expenses                8,763      8,950     72,650     89,308
Other operation expenses          39,452     41,976    119,101    122,850
Maintenance                       12,800     10,666     47,730     33,985
Depreciation and amortization     24,143     23,294     72,428     69,883
Federal and state
 income taxes                     25,683     27,403     47,317     53,485
Property and other taxes           4,001      4,914     12,999     14,361
 Total operating expenses        245,359    176,465    628,464    545,243

NET OPERATING INCOME              51,036     53,420    108,648    119,375

Merger costs to
 achieve                               -          -          -     34,134
Other income                         336        359      1,648     10,668
Interest charges                   9,668      8,918     27,636     27,629

NET INCOME                        41,704     44,861     82,660     68,280

Preferred stock dividends          1,090      1,135      3,266      3,400

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 40,614   $ 43,726   $ 79,394   $ 64,880

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1999        1998

UTILITY PLANT:
At original cost                                    $3,034,699 $2,896,139
Less:  reserve for depreciation                      1,211,971  1,144,123
 Net utility plant                                   1,822,728  1,752,016

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,348      1,154

CURRENT ASSETS:
Cash and temporary cash investments                     16,572     31,730
Marketable securities                                    8,274     17,851
Accounts receivable - less reserve                     191,017    142,580
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              12,142     23,993
 Gas stored underground                                 41,778     33,485
 Other                                                  34,586     33,103
Prepayments and other                                    1,748      2,285
 Total current assets                                  306,117    285,027

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,685      5,919
Regulatory assets                                       34,117     37,643
Other                                                   15,217     22,878
 Total deferred debits and other assets                 55,019     66,440

Total assets                                        $2,185,212 $2,104,637

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1999        1998

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      259,856    247,462
Other                                                     (960)      (786)
 Total common equity                                   684,066    671,846
Cumulative preferred stock                              95,328     95,328
Long-term debt                                         626,800    626,800
 Total capitalization                                1,406,194  1,393,974

CURRENT LIABILITIES:
Accounts payable                                       218,056    133,673
Provision for rate refunds                              11,126     13,261
Dividends declared                                      24,090     23,168
Accrued taxes                                           37,370     31,929
Accrued interest                                         7,786      8,038
Other                                                   15,978     15,242
 Total current liabilities                             314,406    225,311

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 252,021    254,589
Investment tax credit, in
 process of amortization                                68,325     71,542
Accumulated provision for pensions
 and related benefits                                   45,860     59,529
Regulatory liability                                    60,998     63,529
Other                                                   37,408     36,163
 Total deferred credits and other liabilities          464,612    485,352

Total capital and liabilities                       $2,185,212 $2,104,637

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  82,660  $  68,280
Items not requiring cash currently:
 Depreciation and amortization                          72,428     69,883
 Deferred income taxes - net                            (4,981)       373
 Investment tax credit - net                            (3,217)    (3,180)
 Other                                                   5,255      2,862
Changes in current assets and liabilities               42,348    (22,279)
Other                                                   (7,663)    24,132
 Net cash flows from operating activities              186,830    140,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (668)   (17,784)
Proceeds from sales of securities                        9,955     15,623
Construction expenditures                             (141,932)   (72,950)
 Net cash flows from investing activities             (132,645)   (75,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of first mortgage bonds                           -    (20,000)
Payment of dividends                                   (69,343)   (64,417)
 Net cash flows from financing activities              (69,343)   (84,417)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                      (15,158)   (19,457)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    31,730     50,472

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  16,572  $  31,015

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  53,326  $  37,396
  Interest on borrowed money                            25,497     26,195

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

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

Balance at beginning
 of period                      $242,242   $239,064   $247,462   $258,910
Net income                        41,704     44,861     82,660     68,280
 Subtotal                        283,946    283,925    330,122    327,190

Cash dividends declared on stock:
Preferred                          1,090      1,135      3,266      3,400
Common                            23,000     22,000     67,000     63,000
 Subtotal                         24,090     23,135     70,266     66,400

Balance at end of period        $259,856   $260,790   $259,856   $260,790

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                   Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

Net income available
 for common stock                $40,614    $43,726    $79,394    $64,880

Unrealized holding (losses) gains
 on available-for-sale securities
 arising during the period          (199)        32       (293)        39

Income tax benefit (expense)
 related to unrealized holding
 gains and losses                     80        (14)       118        (16)

Comprehensive income             $40,495    $43,744    $79,219    $64,903

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

OPERATING REVENUES:
Electric                        $287,703   $246,117   $730,846   $622,415
Provision for rate refunds
 (Note 12)                        (6,200)         -     (6,200)         -
  Net operating revenues         281,503    246,117    724,646    622,415

OPERATING EXPENSES:
Fuel for electric generation      60,770     65,586    168,338    168,623
Power purchased                  104,213     40,134    195,136     82,725
Other operation expenses          30,403     31,100     89,359     92,531
Maintenance                       13,649     15,630     42,113     45,578
Depreciation and amortization     22,546     21,749     66,694     64,852
Federal and state
 income taxes                     13,910     23,325     47,130     50,024
Property and other taxes           3,483      3,916     11,384     12,225
 Total operating expenses        248,974    201,440    620,154    516,558

NET OPERATING INCOME              32,529     44,677    104,492    105,857

Merger costs to
 achieve                               -          -          -     21,830
Other income                       1,604      1,899      5,767      5,806
Interest charges                   9,707      9,596     28,448     28,923

NET INCOME                        24,426     36,980     81,811     60,910

Preferred stock dividends            564        564      1,692      1,692

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 23,862   $ 36,416   $ 80,119   $ 59,218

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1999        1998

UTILITY PLANT:
At original cost                                    $2,816,749 $2,685,528
Less:  reserve for depreciation                      1,266,895  1,208,183
 Net utility plant                                   1,549,854  1,477,345

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           14,165     14,238

CURRENT ASSETS:
Cash and temporary cash investments                     37,129     59,071
Accounts receivable - less reserve                     135,287    106,003
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              29,246     23,927
 Other                                                  25,461     24,877
Prepayments                                              2,595      2,427
 Total current assets                                  229,718    216,305

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 4,927      5,227
Regulatory assets                                       24,393     28,228
Other                                                   22,871     19,859
 Total deferred debits and other assets                 52,191     53,314

Total assets                                        $1,845,928 $1,761,202

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        1999        1998

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Retained earnings                                      324,286    299,168
Other                                                     (595)      (595)
 Total common equity                                   631,831    606,713
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         484,830    546,330
 Total capitalization                                1,156,661  1,193,043

CURRENT LIABILITIES:
Long-term debt due within one year                      61,500          -
Accounts payable                                       148,093    100,012
Provision for rate refunds                              27,700     21,500
Dividends declared                                      19,282     18,188
Accrued taxes                                           25,107     16,733
Accrued interest                                         9,714      8,110
Other                                                   33,945     31,226
 Total current liabilities                             325,341    195,769

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 239,351    244,493
Investment tax credit, in
 process of amortization                                19,519     22,302
Accumulated provision for pensions
 and related benefits                                   55,165     50,044
Regulatory liability                                    41,846     45,882
Other                                                    8,045      9,669
 Total deferred credits and other liabilities          363,926    372,390

Total capital and liabilities                       $1,845,928 $1,761,202

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  81,811  $  60,910
Items not requiring cash currently:
 Depreciation and amortization                          66,694     64,852
 Deferred income taxes - net                            (9,178)      (331)
 Investment tax credit - net                            (2,783)    (2,875)
Changes in current assets and liabilities               31,623     49,426
Other                                                   11,116      3,149
 Net cash flows from operating activities              179,283    175,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                             (145,628)   (53,498)
 Net cash flows from investing activities             (145,628)   (53,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                        -    381,500
Repayments of short-term borrowings                          -   (415,100)
Payment of dividends                                   (55,597)   (41,783)
 Net cash flows from financing activities              (55,597)   (75,383)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                      (21,942)    46,250

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    59,071      5,453

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  37,129  $  51,703

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  53,778  $  43,556
  Interest on borrowed money                            24,078     24,244

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

                        Kentucky Utilities Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

Balance at beginning
 of period                      $319,424   $287,461   $299,167   $304,750
Net income                        24,426     36,980     81,811     60,910
Subtotal                         343,850    324,441    380,978    365,660

Cash dividends declared on stock:
Preferred                            564        564      1,692      1,692
Common                            19,000     18,000     55,000     58,091
 Subtotal                         19,564     18,564     56,692     59,783

Balance at end of period        $324,286   $305,877   $324,286   $305,877

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

   As a result of the Company's decision to discontinue its merchant energy trading and sales activity, and the initial decision to sell the associated gas gathering and processing business, the Company recorded an after-tax loss on disposal of discontinued operations of $225 million in the second quarter of 1998. The loss on disposal of discontinued operations resulted primarily from several fixed-price energy marketing contracts entered into in 1996 and early 1997, including the Company's long-term contract with Oglethorpe Power Corporation (OPC). Other components of the write-off include costs relating to certain peaking options, goodwill associated with the Company's 1995 purchase of merchant energy trading and sales operations and exit costs, including labor and related benefits, severance and retention payments, and other general and administrative expenses. Although the Company used what it believed to be appropriate estimates for future energy prices, among other factors, to calculate the net realizable value of discontinued operations, there are inherent limitations in models to accurately predict future commodity prices, load demands and other events.

   Operating results for discontinued operations follow. All amounts exclude the Company's natural gas gathering and processing business.
   The Company charged its loss from discontinued operations for the three- and nine-month periods ended September 30, 1999, to accrued loss on disposal of discontinued operations.

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

   Revenues                    $ 386,038 $1,870,301  $ 675,820 $3,466,093
   Loss before taxes            (148,464)   (76,367)  (175,187)  (114,227)
   Loss from discontinued
     operations, net of
     income taxes                (88,514)   (38,911)  (104,505)   (61,763)

   Net assets of discontinued operations at September 30, 1999, follow. All amounts exclude the Company's natural gas gathering and processing business.

   Accounts receivable                     $ 69,290
   Price risk management assets              33,384
   Accounts payable                         (83,390)
   Price risk management
     liabilities                            (10,499)
   Other assets and liab-
     ilities, net                            26,306

   Net assets before balance
     of reserve for discontinued
     operations                              35,091

   Reserve for discontinued
     operations                              (4,950)
   Income tax benefit                         6,239

   Net assets of discon-
     tinued operations                     $ 36,380

   Total charges against the accrued loss on disposal of discontinued operations through September 30, 1999, include $250.8 million for commitments prior to disposal, $69.6 million for transaction settlements, $11.1 million for goodwill, and $25.9 million for other exit costs. While the Company has been successful in settling portions of its discontinued operations, significant assets, operations and obligations remain. The Company continues to manage the remaining portfolio, has successfully hedged certain of its future exposures, and has initiated arbitration proceedings with OPC over the terms of its contract.

   As discussed in Part II, Item 1, Legal Proceedings below, LG&E Energy Marketing Inc. initiated arbitration proceedings against OPC related to LEM's long-term contract to supply approximately one-half of OPC's systemwide power needs. While the Company expects a favorable outcome in the OPC arbitration proceeding, no assurances can be given as to such an event. Should OPC prevail, the Company may be required to increase its after-tax accrued loss on disposal of discontinued operations by approximately $150 million as a result of higher than anticipated future commodity prices, increased load demands, and other factors. Any such increase in the loss reserve will be recorded in discontinued operations. This amount is subject to continuing analysis and estimation. Management does not expect this to have a material effect on income from continuing operations. See Part II, Item 1, Legal Proceedings below.

   If the Company is unable to dispose of its remaining commitments, it will continue to meet its obligations through the terms of the contracts. The net fair value of these commitments as of September 30, 1999, are currently estimated to be approximately $7 million favorable for the remainder of 1999, offset by negative $5 million to $27 million each year in 2000 through 2004 and $9 million in the aggregate thereafter.

   As of September 30, 1999, the Company's discontinued operations were under various contracts to buy and sell power and gas with net notional amounts of 23.8 million MWh's of power and 38.5 million MMBTU's of natural gas with a volumetric weighted-average period of approximately 39 and 50 months, respectively. These notional amounts are based on estimated loads since various commitments do not include specified firm volumes. The Company is also under contract to buy or sell immaterial amounts of coal and SO2 allowances in support of its power contracts. Notional amounts reflect the nominal volume of transactions included in the Company's price risk management commitments, but do not reflect actual amounts of cash, financial instruments, or quantities of the underlying commodity which may ultimately be exchanged between the parties.

   As of October 19, 1999, the Company estimates that a $1 change in electricity prices and a 10 cent change in natural gas prices across all geographic areas and time periods could change the value of the Company's remaining energy portfolio by approximately $7.5 million. In addition to price risk, the value of the Company's remaining energy portfolio is subject to operational and event risks including, among others, increases in load demand, regulatory changes, and forced outages at units providing supply for the Company. As of October 19, 1999, the Company estimates that a 1% change in the forecasted load demand could change the value of the Company's remaining energy portfolio by $9.6 million.

   The Company's discontinued operations maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of September 30, 1999, over 95% of the Company's price risk management commitments were with counterparties rated BBB equivalent or better. As of September 30, 1999, seven counterparties represented 80% of the Company's price risk management commitments.

3. Effective June 30, 1999, the Company reclassified its natural gas gathering and processing business to continuing operations from discontinued operations. The Company chose to retain rather than dispose of this business at the end of the one-year period established by accounting standards because of management's expectation of more favorable future energy prices and the related impact on this business. The Company has reflected the operating results and net assets of the natural gas gathering and processing business as continuing operations in the accompanying financial statements for all periods presented.

   Operating results for the natural gas gathering and processing business follow.

                                             Year Ended December 31,
                                             1998       1997        1996

   Revenues                                $109,833   $107,691    $85,259
   (Loss) income before taxes                (2,593)     2,829      4,888
   Net (loss) income                         (1,599)     1,323      2,873

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  1999       1998       1999        1998

   Revenues                      $40,229    $25,321   $115,666    $86,212
   (Loss) income before taxes       (321)      (901)    (1,171)    (1,547)
   Net (loss) income                (312)      (658)    (1,060)    (1,405)

   Net assets of the natural gas gathering and processing business follow.

                                           Sep. 30,   Dec. 31,    Dec. 31,
                                             1999       1998        1997

   Cash and temporary cash
     investments                           $  6,440   $      -   $    509
   Accounts receivable                       20,303      7,425     13,948
   Non-utility property and
     plant, net                             157,539    161,473    171,114
   Accounts payable                         (20,819)    (6,148)   (13,449)
   Goodwill and other assets
     and liabilities, net                    (6,553)   (22,318)   (20,043)

   Net assets                              $156,910   $140,432   $152,079

   The Company recorded an after-tax loss on disposal of discontinued operations of $225 million in the second quarter of 1998. No loss on disposal of the net assets of the natural gas gathering and processing business was included because the Company assumed it would sell these assets for an amount equal to or greater than book value. It also included an after-tax reserve of approximately $1.6 million for estimated losses from operations of the natural gas gathering and processing business through the date of disposal. Since this amount equaled the estimated losses from operations included in the original accrued loss on disposal of discontinued operations, no reversal of the accrued loss was included in income for the three- and nine-month periods ended September 30, 1999. The Company has recorded no impairment losses related to the net assets of its natural gas gathering and processing business.

4. In July 1999, the Company purchased 100% of the outstanding common stock of CRC-Evans Pipeline International, Inc. and affiliates (CRC) for initial consideration of $45.6 million and retirement of approximately $37.9 million in CRC debt. CRC, based in Houston, Texas, is a provider of specialized equipment and services used in the construction and rehabilitation of gas and oil transmission pipelines. The purchase agreement provides for future annual earn-out payments to the previous owners based on CRC's meeting certain financial targets over the next three years. The agreement caps the total of these payments at $31.0 million.

    The purchase consideration, including the potential earn-out payments, was paid 55% in cash and 45% in LG&E Energy common stock. LG&E Energy will repurchase common stock from time to time in the open market or through privately negotiated transactions in amounts equal to the stock portions of the initial and subsequent earn-out payments. During the third quarter 1999, the Company purchased approximately 935,000 shares in this regard and completed the initial purchase installment.

    The Company accounted for the acquisition using the purchase method. Management recorded goodwill of approximately $51.1 million from the initial transaction and may record additional goodwill contingent upon future earn-out payments. Goodwill is being amortized over a period of twenty years.

    The fair values of the net assets acquired follow:

   Assets                                           $132,501
   Liabilities                                        87,956
   Cash paid, excluding transaction costs             44,545
   Cash and cash equivalents acquired                  5,943
   Net cash paid, excluding transaction costs         38,602
   Transaction costs                                   1,091
   Net cash paid                                    $ 39,693

5. On March 30, 1999, the Company acquired an indirect 19.6% ownership interest in Gas Natural BAN, S.A. (BAN), a natural gas distribution company that serves 1.1 million customers in the northern portion of the province of Buenos Aires, Argentina. The purchase price totaled $73.5 million, which has been reflected in investments in unconsolidated ventures in the accompanying balance sheet. The Company accounted for the acquisition using the purchase method, and it records its share of earnings using the equity method. The purchase price exceeded the underlying equity in BAN by $13.0 million. The Company allocated this difference to the assets and liabilities acquired based on their estimated fair values.

6. In March 1999, LG&E-Westmoreland Rensselaer, a California general partnership in which the Company owns a 50% interest, sold substantially all the assets and major contracts of its 79 MW gas-fired cogeneration facility in Rensselaer, New York, with net proceeds to the Company of approximately $34 million. The sale resulted in an after-tax gain to the Company of approximately $8.9 million.

7. The Company adopted Emerging Issues Task Force Issue No. 98-10, Accounting for Energy Trading and Risk Management Activities (EITF No. 98-10) in the first quarter of 1999. The task force concluded that energy trading contracts should be recorded using mark-to-market valuation on the balance sheet, with the gains and losses shown net in the income statement. EITF No. 98-10 more broadly defines energy trading to include certain financial activities related to physical assets which were not previously marked to market by established industry practice. Initial adoption of EITF No. 98-10 did not have a material impact on the Company's consolidated results of operations or financial position. For the three- and nine- month periods ended September 30, 1999, the Company recorded approximately $6.2 million of expense and $.8 million of income, respectively, in consolidated pre-tax income as a result of valuing the Company's electric energy trading contracts using the mark-to-market method.

8. In April 1999, LG&E and KU filed a joint agreement among the companies and the Kentucky Attorney General to amend the companies' previously-filed performance-based ratemaking (PBR) plan. The amendment requested Kentucky Public Service Commission (the Commission) approval of a five-year rate reduction plan, which would reduce electric rates by $20 million in the first year (beginning July 1999), and by $8 million annually for each of the next four years (through June 2004), for a total five-year savings to customers of $52 million. The reductions will be distributed between LG&E and KU customers based on the same methodology the Commission approved in its previous merger order for allocating the merger savings to the utilities' customers (53 percent to KU customers; 47 percent to LG&E customers). The joint agreement includes adoption of the PBR plan as proposed by the companies.

   The amended filing also includes the establishment of a $6 million program over the five-year period to assist low-income customers in paying their energy bills.

   In addition to the rate reductions and energy assistance program, the amended filing calls for LG&E and KU to extend for an additional year (through June 2004) both the rate cap and the merger-savings surcredit the utilities established as part of their earlier merger plan. Under the rate cap, the companies agreed, in the absence of extraordinary circumstances, not to increase base electric rates for five years following the merger. They also agreed to a monthly surcredit to customers' bills reflecting the 50 percent share of the non-fuel merger savings allocated to the utilities' customers in the first five years following the merger.

   As part of the amended PBR filing, LG&E also agreed to refrain from filing for an increase in natural gas rates over the five-year period (through June 2004).

   In April 1999, the Commission issued initial orders implementing the amended PBR plan, effective July 1999, and subject to modification.
   The Commission also consolidated into the continuing PBR proceedings an earlier March 1999, rate complaint by a group of industrial intervenors, the Kentucky Industrial Utility Consumers, Inc. (KIUC) in which KIUC requested significant reductions in electric rates.
   Hearings were conducted before the Commission on LG&E's and KU's amended PBR plans and the KIUC rate reduction petitions in August and September 1999. Legal briefs of the parties were filed with the Commission in October 1999. KIUC's current position calls for annual revenue reductions for LG&E and KU of $69.6 million and $61.5 million, respectively. A decision from the Commission is expected by the end of the fourth quarter of 1999 or in early 2000.

9. In September 1999, Capital Corp. issued $50 million of floating rate notes under its medium-term note program. The notes mature in September 2000 and pay interest at a rate equal to the one-month LIBOR plus 0.10%.

   In May 1999, Capital Corp. issued $150.0 million of medium-term notes due May 2004, with a stated interest rate on the notes of 6.205%.
   After taking into account the forward-starting interest-rate swap entered into in April 1999, to hedge the entire issuance, the effective rate amounted to 6.13%. The proceeds were used to repay a portion of Capital Corp.'s outstanding commercial paper, which had been used to fund the BAN acquisition and other working capital needs.

   In May 1999, KU entered into an interest-rate swap agreement to hedge a portion of its outstanding first mortgage bonds. The swap has a notional amount of $53 million and expires in May 2004. KU pays a variable rate based on the six-month London Interbank Offered Rate (LIBOR) plus 1.88% and receives a fixed rate of 7.92%. The agreement provides for a collar on the variable rate paid by KU with a floor of 4.65% and a cap of 6.78%. The agreement suspends the collar during periods when the London Interbank Offered Rate moves outside a specified range. As of September 30, 1999, the rate payable by KU equaled 5.18%.

10.External and intersegment revenues and income from continuing operations by business segment for the three months ended September 30, 1999, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $273,836   $  4,936   $ 39,771
   LG&E gas                       17,623          -        843
   KU electric                   276,540      4,963     23,862
   Independent Power
     Operations                    5,366          -      5,573
   Western Kentucky
     Energy                      144,434          -     12,377
   Argentine Gas
     Distribution                 48,479          -      6,632
   Other Capital Corp.            99,112          -      1,754
   All Other                           -     (9,899)    (3,646)

   Consolidated                 $865,390   $      -   $ 87,166

   External and intersegment revenues and income from continuing operations by business segment for the nine months ended September 30, 1999, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric              $  607,681   $ 12,377   $ 78,124
   LG&E gas                      117,054          -      1,270
   KU electric                   710,626     14,020     80,119
   Independent Power
     Operations                   18,467          -     26,850
   Western Kentucky
     Energy                      273,462          -     10,889
   Argentine Gas
     Distribution                123,422          -     11,785
   Other Capital Corp.           237,600          -     (3,842)
   All Other                           -    (26,397)   (11,285)

   Consolidated               $2,088,312   $      -   $193,910

   External and intersegment revenues and income from continuing operations by business segment for the three months ended September 30, 1998, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $209,431   $  3,475   $ 41,935
   LG&E gas                       16,978          -      1,790
   KU electric                   238,365      7,752     36,416
   Independent Power
     Operations                    5,108          -      1,812
   Western Kentucky
     Energy                       66,246          -      5,451
   Argentine Gas
     Distribution                 47,399          -      3,406
   Other Capital Corp.            45,649          -     (2,645)
   All Other                           -    (11,227)    (9,311)

   Consolidated                 $629,176   $      -   $ 78,854

   External and intersegment revenues and income from continuing operations by business segment for the nine months ended September 30, 1998, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric              $  520,539   $  7,801   $ 62,434
   LG&E gas                      136,277          -      2,446
   KU electric                   609,523     12,892     59,218
   Independent Power
     Operations                   15,001          -     30,962
   Western Kentucky
     Energy                       66,246          -      5,451
   Argentine Gas
     Distribution                118,051          -      6,115
   Other Capital Corp.           116,291          -     (5,257)
   All Other                           -    (20,693)   (23,294)

   Consolidated               $1,581,928   $      -   $138,075

   The assets of the Company's Argentine Gas Distribution segment increased from $346.3 million at December 31, 1998, to $441.9 million at September 30, 1999, due mainly to acquiring a 19.6% ownership interest in BAN (see Note 5 of Notes to Financial Statements) and to construction expenditures at Distribuidora de Gas del Centro. The assets of the Other Capital Corp. segment increased from $121.0 million at December 31, 1998, to $439.8 million at June 30, 1999. This increase resulted from reclassifying the assets of the natural gas gathering and processing business from discontinued to continuing operations (see Note 3 of Notes to Financial Statements) and acquiring CRC-Evans in July 1999 (see Note 4 of Notes to Financial Statements).
   A decrease resulting from transferring costs related to gas turbine peaking units to LG&E and KU partially offset these increases (see Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 2).

11.In August 1999, a Capital Corp. subsidiary entered into an operating lease for three combustion turbines. The lease has a five year term, but no rent is payable until the turbines have been completed and installed. Certain related facilities are expected to be added to the same lease in the fourth quarter of 1999. The turbines are expected to be used in a 450 Mw gas fired merchant combustion turbine power generation facility, located in Monroe, Georgia, which is expected to be completed in June 2001. At the end of the lease term, the Company may purchase the leased assets or assist the lessor in selling them.
   If the assets are sold, the Company is obligated to make up any deficiency between the lease balance and the proceeds subject to a cap. The total value of the assets under the existing lease is expected to be approximately $125 million and is expected to increase to approximately $175 million in the fourth quarter of 1999.

12.Prior to implementation of the PBR, LG&E and KU employed a fuel adjustment clause (FAC) mechanism, which under Kentucky law allowed the companies to recover from customers, the actual fuel costs associated with retail electric sales. In February 1999, LG&E received orders from the Kentucky Commission requiring a refund to retail electric customers of approximately $3.9 million resulting from reviews of the FAC from November 1994 through April 1998, of which $1.9 million was refunded in April 1999 for the period beginning November 1994 and ending October 1996. The orders changed the Company's method of computing fuel costs associated with electric line losses on off-system sales appropriate for recovery through the FAC. LG&E requested that the Commission grant rehearing on the February orders, and further requested that the Commission stay the refund requirement until it could rule on the rehearing request. The Commission granted the request for a stay, and in March 1999 granted part of the request for rehearing. The Commission also granted rehearing on the KIUC's request for rehearing on the Commission's determination that it lacked authority to require the Companies to pay interest on the refund amounts. The Commission conducted a hearing on the rehearing issues in June 1999 and is expected to issue a final ruling on rehearing by the end of 1999. LG&E and KIUC have each filed separate appeals from the Commission's February 1999 orders with the Franklin Circuit Court. A decision on the appeals by the Court is not expected until next year.

   In July 1999, the Commission issued a series of orders requiring KU to refund approximately $10.1 million resulting from reviews of the FAC from November 1994 to October 1998. The orders changed KU's method of computing fuel costs associated with electric line losses on off-system sales appropriate for recovery through the FAC, and KU's method for computing system line losses for the purpose of calculating the system sales component of the FAC charge. At KU's request, on July 23, 1999, the Commission stayed the refund requirement pending the Commission's final determination of any rehearing request that KU may file. In August 1999, KU filed its request for rehearing of the July orders.

   In August 1999, the Commission issued a Final Order in the KU proceedings, agreeing, in part, with the Company's arguments outlined in its Petition for Rehearing. While the Commission confirmed that the Company should change its method of computing the fuel costs associated with electric line losses, it agreed with KU that the line loss percentage should be based on the Company's actual line losses incurred in making off-system sales rather than the percentage used in its Open Access Transmission Tariff. The Commission also upheld its previous ruling concerning the computation of system line losses in the calculation of the FAC. The net effect of the Commission's Final Order was to reduce the refund obligation to $5.8 million from the original Order amount of $10.1 million. In August 1999, LG&E and KU each recorded its estimated share of anticipated FAC refunds of $8.7 million. KU began implementing the refund in October and will continue the refund through September 2000. Both KU and the KIUC have appealed the Order to the Franklin Circuit Court. A decision is not expected on the appeal until next year.

13.In August 1999, the Company received a Final Order from the PSC relating to its Environmental Cost Recovery mechanism which resulted in the reversal of approximately $1.4 million of the provision for refunds by KU and LG&E in December 1998.

14.In October 1998, Capital Corp. purchased two natural gas combustion turbines and began to install them. In July 1999, Capital Corp. completed installation of the turbines and sold them at cost to LG&E and KU for $45.7 million and $76.7 million, respectively, following approval from the Commission. The turbines began commercial operation in early August 1999.

15.Reference is made to Part II, Legal Proceedings, below and Part I, Item
   3, Legal Proceedings, of the Company's, LG&E's and KU's (and Note 18 of the Company's Notes to Financial Statements) Annual Reports on Form 10-K for the year ended December 31, 1998, and Part II, Item 1, Legal Proceedings, of the Form 10-Q for the quarters ended March 31, 1999, and June 30, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Recent Developments

In April 1999, the Kentucky Public Service Commission (the Commission) issued initial orders in the performance-based ratemaking proceedings for LG&E and KU. The Commission orders implement, effective July 1999, and subject to modification, the companies' pending performance-based ratemaking proposals, including a five-year, $52 million rate reduction plan jointly filed by LG&E, KU and the Kentucky Attorney General's Office with the Commission in April 1999. For more information, see Note 8 to the Notes to Financial Statements under Item 1 and Commodity Price Risk under
Item 3.

In October 1999, a Capital Corp. subsidiary entered into an initial agreement to purchase six natural gas combustion turbines and is negotiating terms of a definitive agreement. In connection therewith, Capital Corp. is pursuing initial development of a possible 1,600 Mw generation facility in Anderson County, Texas. Should the plant be developed as presently planned, the aggregate cost is estimated to be approximately $760 million, portions of which may be independently financed or shared with eventual outside partners.

In October 1999, a partnership in which Capital Corp. owns an interest sold to an Ameren Energy Corporation affiliate the natural gas combustion turbine previously leased by such partnership in Ferndale, Washington. The Company's indirect proceeds from such sale were approximately $4.5 million.

In August 1999, a Capital Corp. subsidiary entered into an operating lease for three combustion turbines. The lease has a five year term, but no rent is payable until the turbines have been completed and installed. Certain related facilities are expected to be added to the same lease in the fourth quarter of 1999. The turbines are expected to be used in a 450 Mw gas fired merchant combustion turbine power generation facility, located in Monroe, Georgia, which is expected to be completed in June 2001. At the end of the lease term, the Company may purchase the leased assets or assist the lessor in selling them. If the assets are sold, the Company is obligated to make up any deficiency between the lease balance and the proceeds subject to a cap. The total value of the assets under the existing lease is expected to be approximately $125 million and is expected to increase to approximately $175 million in the fourth quarter of 1999. For more information, see Note 11 to the Notes to Financial Statements under Item 1.

In July 1999, the Company purchased 100% of the outstanding common stock of CRC-Evans Pipeline International, Inc. and affiliates (CRC) for initial consideration of $45.6 million and retirement of approximately $37.9 million in CRC debt. CRC, based in Houston, Texas, is a provider of specialized equipment and services used in the construction and rehabilitation of gas and oil transmission pipelines. For more information, see Note 4 of Notes to Financial Statements under Item 1.

In July 1999, Capital Corp. completed installation of two natural gas turbines (purchased in October 1998) and sold them at cost to LG&E and KU for $45.7 million and $76.7 million, respectively, following approval from the Commission. The turbines began commercial operation in early August 1999.

Effective June 30, 1999, the Company reclassified its natural gas gathering and processing business to continuing operations from discontinued operations. For more information, see Note 3 to the Notes to Financial Statements under Item 1.

In March 1999, the Company acquired an indirect 19.6% ownership interest in Gas Natural BAN, S.A. (BAN), a natural gas distribution company that serves
1.1 million customers in
the northern portion of the province of Buenos Aires, Argentina. For more information, see Note 5 of Notes to Financial Statements under Item 1 for more information.

In March 1999, the partnership that owns the Rensselaer cogeneration facility sold substantially all the assets and major contracts of the facility. For more information, see "Results of Operations" below, Note 6 of Notes to Financial Statements under Item 1 and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

General

The Company's principal subsidiaries are LG&E, an electric and gas utility, KU, an electric utility, and Capital Corp., the holding company for all non-utility investments. LG&E's and KU's results of operations and liquidity and capital resources are important factors affecting the Company's consolidated results of operations and capital resources and liquidity.

Some of the matters discussed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; future prices or usage loads of power and natural gas; unusual weather; regulatory decisions, including decisions relating to the Company's performance-based ratemaking proceedings, legal proceedings, including the arbitration matter relating to the OPC power contract, and decisions resulting from the combination of LG&E Energy and KU Energy; the Company's ability to resolve Year 2000 issues in a timely manner and other factors described from time to time in the Company's reports to the Securities and Exchange Commission, including Exhibit 99.01 to the Form 10-K for the year ended December 31, 1998.

                          Results of Operations

The results of operations for LG&E, KU and Capital Corp.'s Argentine gas distribution, CRC and WKE operations are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

            Three Months Ended September 30, 1999, Compared to
                  Three Months Ended September 30, 1998

The Company's primary and diluted earnings per share from continuing operations increased to $.67 in 1999 from $.61 in 1998. Results for 1999 included $.04 of after-tax charges for fuel adjustment refunds. Excluding this item, income from continuing operations increased to $.71 in 1999 from $.61 in 1998. This increase resulted from strong off-system sales at WKE, increases resulting from acquiring CRC and BAN in 1999, and lower corporate expenses. Lower earnings at LG&E and KU partially offset these increases.

LG&E Results:

LG&E's net income decreased $3.2 million for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998, primarily due to implementation of the Company's performance based ratemaking proposal which resulted in a reduction of electric revenues of $ 3.2 million.

A comparison of LG&E's revenues for the quarter ended September 30, 1999, with the quarter ended September 30, 1998, excluding the provision for rate refunds of $1.1 million, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $(2,190)   $(1,100)
 Merger surcredit                                         (900)         -
 Performance based rate bill reduction                  (3,159)         -
 Demand side management/revenue
  decoupling                                                20          -
 Environmental cost recovery                              (137)         -
 Variation in sales volume, etc.                        10,116      1,395

 Total retail sales                                      3,750        295

Sales for resale                                        63,789          8
Gas transportation - net                                     -       (144)
Other                                                     (539)       486

Total                                                  $67,000    $   645

Electric sales for resale increased $59.1 million due to brokered sales activities.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E had an electric fuel adjustment clause (FAC) whereby increases or decreases would be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky (PSC). Effective July 2, 1999 the FAC was discontinued and replaced with an amended electric performance based rate mechanism (PBR). The PBR is subject to PSC modification. See Note 8 for a further discussion of the PBR mechanism and Note 12 for a further discussion of the FAC. LG&E gas rates contain a gas supply clause whereby increases and decreases in the cost of gas supply may be reflected in retail rates, subject to PSC approval. Fuel for electric generation increased $4.2 million (10%) for the quarter because of an increase in generation due to warmer weather ($5.2 million), partially offset by a decrease in the cost of coal burned ($1 million). Gas supply expenses decreased $.2 million.

Power purchased increased $67 million primarily due to increased purchases for sales for resale, including approximately $2 million of expenses recorded as a result of valuing the Company's electric energy trading contracts using the mark-to-market method. See Note 7 of Notes to Financial Statements.

Other operation expenses decreased $2.5 million (6%) primarily due to decreased operation of steam power production ($2.1 million).

Maintenance expenses increased $2.1 million (20%) in 1999 mainly due to increases in scheduled outages at the Mill Creek generating station units 3 and 4 ($1.4 million), and the Cane Run generating station units 4 and 6 ($.7 million).

Depreciation and amortization increased $.8 million in 1999 because of additional utility plant in service.

Property and other taxes decreased $.9 million due to a sales tax accrual recorded as a result of a sales tax audit in the third quarter of last year.

Variations in income tax expense are largely attributable to changes in pre-tax income.

KU Results:

KU's net income decreased $12.6 million for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998. This decrease is partially due to recording a net provision for the refund of certain revenues under the fuel adjustment clause and environmental cost recovery mechanism, as well as the implementation of the Commission ordered performance-based ratemaking proposal. The after-tax impact of these regulatory actions is $6.4 million. See Notes 8 and 12 of Notes to Financial Statements.

A comparison of KU's revenues for the quarter ended September 30, 1999, with the quarter ended September 30, 1998, excluding the provision for rate refunds of $6.2 million, reflects increases and decreases which have been segregated by the following principal causes:

Sales to ultimate consumers:
 Fuel clause adjustments                              $ (2,921)
 Environmental cost recovery                               396
 Merger surcredit                                         (603)
 Performance based rate bill reduction                  (2,914)
 Variation in sales volume, etc.                         2,066

 Total retail sales                                     (3,976)

Sales for resale                                        44,438
Other                                                    1,124

Total                                                  $41,586

The increase in sales for resale was primarily due to more aggressive marketing efforts.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's Kentucky jurisdictional electric rates were subject to an electric fuel adjustment clause (FAC) whereby increases or decreases would be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky (PSC). Effective July 2, 1999 the FAC was discontinued and replaced with an amended electric performance based rate mechanism (PBR). The PBR is subject to PSC modification. See
Note 8 for a further discussion of the PBR mechanism and Note 12 for a further discussion of the FAC. KU's wholesale and Virginia jurisdictional electric rates contain a fuel adjustment clause whereby increases or decreases in the cost of fuel are reflected in rates, subject to the approval of the Virginia State Corporation Commission and the Federal Energy Regulatory Commission. Fuel for electric generation expenses decreased by $4.8 million (7%) for the quarter primarily because of a decrease in generation.

Power purchased increased $64 million. The increase was primarily due to a 160% increase in megawatt-hour purchases which was used to support the aforementioned sales for resale as well as an increase in reserve margin purchases.

Maintenance expense decreased $2 million (13%) due to a decrease in maintenance activities at the steam generating plants.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Capital Corp. Results:

Capital Corp., the holding company for all non-utility investments, conducts its operations through three principal segments: Independent
Power Operations, WKE and Argentine Gas Distribution. Involvement in these and other non-utility businesses represents the Company's commitment to understand, respond to, and capitalize on the opportunities presented by an emerging competitive energy services industry. Independent Power
Operations develops, operates, maintains and owns interests in domestic and international power generation facilities that sell electric and steam energy to utility and industrial customers, and owns equity interests in combustion turbines which are leased to others. WKE leases and operates the generating facilities of Big Rivers. Argentine Gas Distribution owns interests in three natural gas distribution companies in Argentina.
Capital Corp. also engages in other energy-related businesses (Other Energy-Related Businesses) which are not individual distinct segments of the business. These include CRC, a provider of specialized equipment and services used in the construction and rehabilitation of gas and oil transmission pipelines, Enertech, a commercial and retail initiative designed to assess the energy and utility needs of large commercial and industrial entities, and LG&E Home Services, a maintenance and repair service for customers' major household appliances, and third party metering and billing services. These also include the gas gathering and processing business, which consists of certain natural gas transportation, storage, gathering and processing operations and facilities.

Independent Power Operations

Independent Power Operations' equity in earnings of unconsolidated ventures increased from $1.8 million in 1998 to $5.4 million in 1999. The increase resulted mainly from writing off the $3.8 million investment in Windpower Partners 1994 in the third quarter of 1998, offset by lower equity in earnings at the Rensselaer project in 1999 resulting from the sale of this project in the first quarter, and lower ROVA I capacity payments from Virginia Electric and Power during the third quarter of 1999.

Western Kentucky Energy

Western Kentucky Energy (WKE) began operations in July 1998, upon commencement of its lease transaction with Big Rivers.

WKE's revenues and cost of revenues increased from $66.2 million and $29.3 million, respectively, in 1998 to $144.4 million and $100.8 million, respectively, in 1999. These increases resulted mainly from higher off-system sales in 1999.

WKE's operation and maintenance expenses decreased from $25.8 million in 1998 to $21.5 million in 1999 due to reclassifying reagent and disposal expenses from operation and maintenance expenses in 1998 to cost of revenues in 1999. One-time expenses paid in 1998 to Big Rivers Electric Corporation for storage and unloading of fuel acquired at closing also contributed to the decrease.

Argentine Gas Distribution

The Argentine Gas Distribution companies' revenues increased 2% or $1.1 million in 1999 to $48.5 million due to higher consumption per customer and an increase in the customer base. Operation and maintenance expenses decreased by 21.4% or $1.4 million over the same period.

The Argentine Gas Distribution companies' equity in earnings of unconsolidated ventures increased from $1.0 million in 1998 to $4.7 million in 1999 due to acquiring a 19.6% interest in BAN in March 1999. See Recent Developments and Note 5 of Notes to Financial Statements in Item 1.

Other

As a result of the reclassification of the gas gathering and processing business from discontinued operations to continuing operations effective June 30, 1999, the Company's activities include certain natural gas transportation, storage, gathering and processing operations and facilities, which businesses are conducted through Capital Corp. Its activities also include those of CRC, a provider of specialized equipment and services used in the construction and rehabilitation of gas and oil transmission pipelines, which the Company acquired in July 1999. Additionally, the Company conducts various commercial and retail initiatives, primarily energy-related new businesses and services designed to leverage its existing assets, operations and market presence, which commercial and retail initiatives have not had a significant impact on the Company's financial position or required significant capital investment.

Other Energy-Related Businesses' revenues increased from $45.6 million in 1998 to $99.1 million in 1999, and its cost of revenues increased from $38.4 million in 1998 to $73.1 million in 1999. These increases reflect the CRC acquisition in July 1999 and higher natural gas sales. See Note 4 for a discussion of the CRC acquisition and see Note 3 for a discussion of the Company's decision to retain its natural gas gathering and processing business.

Other Energy-Related Businesses' operation and maintenance expense increased from $9.0 million in 1998 to $14.9 million in 1999 due mainly to acquiring CRC.

Capital Corp.'s interest expense increased from $6.6 million in 1998 to $12.0 million in 1999 mainly due to funding the BAN and CRC acquisitions, the WKE transaction, discontinued operations and corporate expenses.

            Nine Months Ended September 30, 1999, Compared to
                   Nine Months Ended September 30, 1998

The Company's primary and diluted earnings per share from continuing operations increased to $1.49 in 1999 from $1.06 in 1998. Results for 1998 included $.41 of after-tax charges for merger-related costs ($.19 for LG&E, $.17 for KU, and $.05 for Corporate), and an after-tax gain of $.16 resulting from the Rensselaer project's Master Restructuring Agreement
(MRA) with Niagara Mohawk Power Corporation (NIMO). Results for 1999 included $.05 of after-tax charges for fuel adjustment refunds ($.04 for KU and $.01 for LG&E). Excluding these items, income from continuing operations increased to $1.54 in 1999 from $1.31 in 1998. This increase resulted from higher earnings at Capital Corp, partially offset by lower earnings at LG&E (excluding merger-related costs).

LG&E Results:

LG&E's net income increased $14.4 million for the first nine months of 1999, as compared to the first nine months of 1998, primarily because of the charge incurred in 1998 for

LG&E's cost to merge LG&E Energy Corp. with KU Energy of $25 million. Excluding this charge, LG&E's net income decreased $10.6 million for the same period. This is primarily due to increased maintenance expenses at electric generating plants.

A comparison of LG&E's revenues for the nine months ended September 30, 1999, with the nine months ended September 30, 1998, excluding the provision for rate refunds of $1.6 million, reflects increases and decreases which have been segregated by the following principal causes:

                                                           Increase or
                                                            (Decrease)
                                                          (Thousands of $)
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Sales to ultimate consumers:
 Fuel and gas supply adjustments                       $(2,102)  $(26,851)
 Merger surcredit                                       (3,756)         -
 Performance based rate bill reduction                  (3,159)         -
 Demand side management/revenue
  decoupling                                            (3,075)    (6,220)
 Environmental cost recovery                              (169)         -
 Variation in sales volume, etc.                        17,750     13,049

 Total retail sales                                      5,489    (20,022)

Sales for resale                                        88,341        420
Gas transportation - net                                     -       (412)
Other                                                     (478)       791

Total                                                  $93,352   $(19,223)

Sales for resale increased due to increased brokered sales.

Gas retail sales decreased from 1998 due to a decline in gas prices in the first quarter of 1999.

Gas supply expenses decreased $16.7 million (19%) due to a decrease in net gas supply costs ($20.7 million) partially offset by an increase in the volume of gas delivered to the distribution system ($4.0 million).

Power purchased increased $96.2 million (224%) primarily due to increased purchases for sales for resale.

Other operation expenses decreased $3.7 million (3%) for the nine months ended September 1999 as compared to same period ended September 1998 primarily due to lower steam power production expenses.

Maintenance expenses for the first nine months of 1999 increased $13.7 million (40%) primarily due to increases in scheduled outages at the Mill Creek generating station units 3 and 4, and the Cane Run generating station units 4 and 6 ($7.5 million), increased forced outages at Mill Creek units 1 and 4 and Cane Run unit 5 ($3.9 million), and general repairs at the electric generating plants ($2.4 million).

Depreciation and amortization increased $2.5 million in 1999 because of additional utility plant in service.

A $34.1 million one-time charge was recorded in the second quarter of 1998 for costs associated with the merger of LG&E Energy Corp. and KU Energy (the corresponding tax benefit of $9.1 million is recorded in Other income).

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

KU Results:

KU's net income increased $20.9 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, primarily because of a $21.7 million one-time, after tax charge incurred in 1998 for KU's costs to merge LG&E Energy Corp. with KU Energy.

A comparison of KU's revenues for the nine months ended September 30, 1999, with the nine months ended September 30, 1998, excluding the provision for rate refunds of $6.2 million, reflects increases and decreases which have been segregated by the following principal causes:

Sales to ultimate consumers:
 Fuel clause adjustments                              $ (2,626)
 Environmental cost recovery                              (684)
 Merger surcredit                                       (3,767)
 Performance based rate bill reduction                  (2,914)
 Variation in sales volume, etc.                        12,499

 Total retail sales                                      2,508

Sales for resale                                       104,065
Other                                                    1,858

Total                                                 $108,431

The increase in sales for resale was primarily due to more aggressive marketing efforts and efficiencies achieved from coordinated dispatch of a larger available pool of generation following completion of the merger in May 1998 of LG&E Energy and KU Energy.

Power purchased increased $112 million. The increase was primarily due to a 53% increase in megawatt-hour purchases which was primarily used to support the aforementioned sales for resale as well as an increase in reserve margin purchases.

Maintenance expense decreased $3.5 million (8%) due to decreases in maintenance at the steam generating plants and the transmission and distribution systems.

A $21.8 million one-time charge was recorded in the second quarter of 1998 for the merger of LG&E Energy Corp. and KU Energy.

Variations in income tax expense are largely attributable to changes in pre-tax income as well as non-deductible merger expenses.

Capital Corp. Results:

Independent Power Operations

Independent Power Operations' revenues increased from $15.0 million in 1998 to $18.5 million in 1999 due to recognizing previously deferred income related to the sale of the

Rensselaer project in March 1999. See Note 6 of Notes to Financial Statements under Item 1.

Independent Power Operations' depreciation and amortization decreased from $4.3 million in 1998 to $2.6 million in 1999 due to writing off certain capitalized interest and development costs related to the San Miguel facility in the first quarter of 1998 and to write-offs related to the Rensselaer project's MRA with NIMO in the second quarter of 1998.

Independent Power Operations' equity in earnings of unconsolidated ventures decreased from $57.4 million in 1998 to $35.4 million in 1999. The decrease resulted mainly from recognizing a gain in June 1998 related to the Rensselaer project's NIMO MRA, partially offset by the Rensselaer project's sale of substantially all of its assets and major contracts in March 1999. An increase resulting from writing off the investment in Windpower Partners 1994 in the third quarter of 1998 also offset the overall decrease.

Independent Power Operations' other income and expense changed from $8.9 million expense in 1998 to $1.7 million income in 1999 due primarily to reacquiring in 1998 half of the Company's interest in the partnership that owned the Rensselaer project, and to recording related expenses.

Western Kentucky Energy

WKE began operations in July 1998, after closing its lease transaction with Big Rivers. WKE's revenues and cost of revenues increased from $66.2 million and $29.3 million, respectively, in 1998 to $273.5 million and $177.9 million, respectively, in 1999. These increases resulted from WKE's operating for nine months in 1999, compared to only two and one-half months in 1998. Increases in off-system sales in the third quarter of 1999 also contributed to the increase.

WKE's operation and maintenance increased from $25.8 million in 1998 to $72.1 million in 1999. This increase resulted from WKE's operating for nine months in 1999, compared to only two and one-half months in 1998.

Argentine Gas Distribution

The Argentine Gas Distribution companies' revenues increased 4.5% or $5.4 million in 1999 to $123.4 million due to higher consumption per customer and an increase in the customer base. Operation and maintenance expenses decreased by 6.7% or $1.2 million over the same period.

The Argentine Gas Distribution companies' equity in earnings of unconsolidated ventures increased from $2.2 million in 1998 to $8.4 million in 1999 due to acquiring a 19.6% interest in BAN in March 1999. See Note 5 of Notes to Financial Statements in Item 1.

Other

Other Energy-Related Businesses' revenues increased from $116.3 million in 1998 to $237.6 million in 1999, and its cost of revenues increased from $94.0 million in 1998 to $185.9 million in 1999. These increases reflect increases at Retail Access Services, higher natural gas sales, and the CRC acquisition.

Other Energy-Related Businesses' operation and maintenance expense increased from $21.6 million in 1998 to $31.6 million in 1999 due mainly to acquiring CRC.

Other Energy-Related Businesses' other income increased from $3.0 million in 1998 to $7.6 million in 1999 due mainly to receiving a claim related to an undeveloped independent power project in California.

Capital Corp.'s interest expense increased from $17.5 million in 1998 to $35.1 million in 1999 due mainly to funding the BAN and CRC acquisitions, the WKE transaction, discontinued operations and corporate expenses.

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

Construction expenditures for the nine months ended September 30, 1999, of $291.9 million were financed with internally generated funds and commercial paper.

The Company's combined cash and marketable securities balance decreased $22.1 million during the nine months ended September 30, 1999. The decrease reflects construction expenditures, the investment in BAN, the acquisition of CRC and dividends paid, partially offset by cash flows from operations, a net increase in debt, the Company's portion of the proceeds received by the Rensselaer project from the sale of its assets and major contracts, and proceeds received from the sale of four combustion turbines held under a leveraged lease.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The increase in accounts receivable resulted primarily from seasonal fluctuations in LG&E's, KU's, and WKE's businesses, the CRC acquisition, and higher natural gas gathering and processing revenues. The decrease in accounts payable resulted from fluctuations in LG&E's and KU's businesses, partially offset by seasonal fluctuations in Distribuidora de Gas del Centro's (Centro's) business and an increase resulting from acquiring CRC. The increase in other materials and supplies resulted from acquiring CRC.

The increase in net assets of discontinued operations resulted from a decrease in the reserve, partially offset by a decrease in net price risk management assets, a seasonal increase in accounts payable and a decrease in cash. The decrease in cash resulted from seasonal fluctuations and from a large transaction settlement near the end of the period.

The increase in investments in unconsolidated ventures resulted from the investment in BAN and equity in earnings, partially offset by selling the investment in the Rensselaer venture and distributions received.

The increase in non-utility property and plant resulted mainly from acquiring CRC and from additions at Centro and WKE. The decrease in other property and investments resulted from reclassifying the two combustion turbines purchased by Capital Corp. to LG&E's and KU's utility property accounts. In July 1999, Capital Corp. completed installation of the turbines and sold them at cost to LG&E and KU for $45.7 million and $76.7 million, respectively. The turbines began commercial operation in early August 1999.

The increase in deferred debits and other assets resulted from recording goodwill related to the CRC acquisition, and to capitalizing costs related to the combustion turbine power generation facility in Monroe, Georgia.

Long-term debt due within one year increased due to issuing new debt and reclassifying amounts from noncurrent to current.

The Company issues commercial paper that has maturity dates ranging between one and 270 days. The Company had outstanding commercial paper of $393.2 million at September 30, 1999, at a weighted-average interest rate of 5.65%. Because of the rollover of these maturity dates, total short-term borrowings and repayments during the first nine months of 1999 totaled $3.9 billion. See Note 16 of the Company's Notes to Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 1998.

The increase in other current liabilities resulted from acquiring CRC and from differences in the timing of estimated income tax payments. The increase in long-term debt resulted from additional borrowings, partially offset by reclassifications to current.

In October 1999, a Capital Corp. subsidiary entered into an initial agreement to purchase six natural gas combustion turbines and is negotiating terms of a definitive agreement. In connection therewith, Capital Corp. is pursuing initial development of a possible 1,600 Mw generation facility in Anderson County, Texas. Should the plant be developed as presently planned, the aggregate cost is estimated to be approximately $760 million, portions of which may be independently financed or shared with eventual outside partners.

In August 1999, a Capital Corp. subsidiary entered into an operating lease for three combustion turbines. The lease has a five year term, but no rent is payable until the turbines have been completed and installed. Certain related facilities are expected to be added to the same lease in the fourth quarter of 1999. The turbines are expected to be used in a 450 Mw gas fired merchant combustion turbine power generation facility, located in Monroe, Georgia, which is expected to be completed in June 2001. At the end of the lease term, the Company may purchase the leased assets or assist the lessor in selling them. If the assets are sold, the Company is obligated to make up any deficiency between the lease balance and the proceeds subject to a cap. The total value of the assets under the existing lease is expected to be approximately $125 million and is expected to increase to approximately $175 million in the fourth quarter of 1999.

At September 30, 1999, unused capacity under the Company's lines of credit totaled $504.8 million after considering commercial paper support and approximately $62.0 million in letters of credit securing on- and off-balance sheet commitments. At December 31, 1998, unused capacity under the lines of credit totaled $536.8 million. The decrease in unused capacity resulted from additional borrowing during the nine months ended September 30, 1999.

Capital Corp. has provided letters of credit issued to third parties to secure certain off-balance sheet obligations (including contingent obligations) of its subsidiaries. The letters of credit securing such obligations totaled approximately $23.0 million at September 30, 1999. For more information, see Notes 17 and 18 of the Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998.

The Company's capitalization ratios at September 30, 1999, and December 31, 1998, follow:

                                              Sep. 30,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      48.0%     46.5%
Notes payable                                   11.1      11.2
Preferred stock                                  3.8       4.2
Common equity                                   37.1      38.1
Total                                          100.0%    100.0%

LG&E's capitalization ratios at September 30, 1999, and December 31, 1998, follow:

                                              Sep. 30,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      44.6%     45.0%
Preferred stock                                  6.8       6.8
Common equity                                   48.6      48.2
Total                                          100.0%    100.0%

KU's capitalization ratios at September 30, 1999, and December 31, 1998, follow:

                                              Sep. 30,  Dec. 31,
                                                1999      1998

Long-term debt (including current portion)      44.8%     45.7%
Preferred stock                                  3.3       3.4
Common equity                                   51.9      50.9
Total                                          100.0%    100.0%

In May 1999, Capital Corp. issued $150.0 million of medium-term notes due May 2004, with a stated interest rate on the notes of 6.205%. After taking into account the forward-starting interest-rate swap entered into in April 1999, to hedge the entire issuance, the effective rate amounted to 6.13%. The proceeds were used to repay a portion of Capital Corp.'s outstanding commercial paper, which had been used to fund the BAN acquisition and other working capital needs.

In September 1999, Capital Corp. issued $50 million of floating rate notes under its medium-term note program. The notes mature in September 2000 and pay interest at a rate equal to the one-month LIBOR plus 0.10%.

LG&E implemented a new $200 million commercial paper program in November 1999. An initial issuance of notes totaling $120.1 million took place on November 8. A majority of the proceeds were used in connection with capital requirements relating to the joint acquisition by LG&E and KU of combustion turbines from LG&E Capital Corp., which occurred in July 1999.

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

State of Readiness

As of October 1999, the Company and its subsidiaries have completed the internal inventory, vendor survey, compliance assessment, remediation and testing and contingency planning portions (Phases I, II and III) of their Year 2000 plan for critical equipment and systems, including IT, non-IT and embedded components. A substantially similar readiness state exists for all non-critical systems. Training and drill scenarios on contingency plan actions have been initiated for appropriate critical systems and will continue throughout 1999.

The Company has communicated with its key suppliers, customers and business partners regarding their Year 2000 progress, particularly in the IT software and embedded component areas, to determine the areas in which the Company's operations are vulnerable to those parties' failure to complete their remediation efforts. The Company has evaluated and, in certain cases, initiated follow-up actions regarding the responses from these parties.

The Company regularly attends and participates in trade group efforts focusing on Year 2000 issues in the energy industry.

Costs of Year 2000 Issues

The Company's, LG&E's and KU's system modification costs related to the Year 2000 issue are being expensed as incurred. Through September 1999, the Company incurred approximately $26.1 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, the Company expects to spend an additional $6.0 million to complete its Year 2000 efforts.

Through September 1999, LG&E incurred approximately $18.4 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, LG&E expects to spend an additional $2.2 million to complete its Year 2000 efforts.

Through September 1999, KU incurred approximately $4.8 million in capital and operating costs in connection with the Year 2000 issue. Based upon studies and projections to date, KU expects to spend an additional $2.1 million to complete its Year 2000 efforts.

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

Risks of Year 2000 Issues

As described above, the Company has significantly completed the implementation of its Year 2000 plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of remaining remediation and contingency plan actions, the Company does not anticipate material business disruptions from its internal systems due to the Year 2000 issue. However, the Company may possibly experience limited interruptions to some aspects of its activities, whether IT, generation, transmission or distribution, operational, administrative functions or otherwise, and the Company is considering such potential occurrences in planning for the most reasonably likely worst-case scenarios.

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

Contingency planning has been completed for material areas of Year 2000 risk. This effort has addressed certain areas, including the most reasonably likely worst-case scenarios, delays in completion of any remaining remediation plans, failure or incomplete remediation results and failure of key third parties to be Year 2000 compliant. Contingency plans include provisions for extra staffing, back-up communications, review of unit dispatch and load shedding procedures, carrying of additional energy reserves and manual energy ac counting procedures. Contingency plan formulation has been completed and final implementation, resourcing and drilling of such plans is underway.

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

Interest Rate Risk

The potential change in interest expense resulting from changes in base interest rates of the Company's unswapped debt did not change materially during the nine months ended September 30, 1999. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially during the nine months ended September 30, 1999. See Item 7 of the Company's report on Form 10-K for the year ended December 31, 1998.

Commodity Price Risk

The Company's exposure to market risks from changes in commodity prices did not change materially during the nine months ended September 30, 1999. However, as a result of the Commission's approval of the PBR effective July 1999, (subject to future change) LG&E's and KU's fuel adjustment clause mechanism was withdrawn and replaced with a cap that limits recovery of actual changes in fuel cost to changes in a fuel price index for a five-state region. If the utilities outperform the index, benefits will be shared equally between shareholders and customers. If the utilities' fuel costs exceed the index, the difference will be absorbed by the Company's shareholders.

Capital Corp. through its subsidiaries operates and controls the generating capacity of Big Rivers and the City of Henderson. Some of the excess capacity generated by Big Rivers and the City is currently being marketed by WKE. To mitigate residual risks relative to the movements in electricity prices, WKE has entered into primarily fixed-priced contracts for the sale of electricity through the wholesale electricity market. At September 30, 1999, exposure from these activities was not material to the consolidated financial statements of the Company.

See Item 7 of the Company's report on Form 10-K for the year ended December 31, 1998.

Foreign Exchange Risk

The Company has foreign exchange exposure to both the Spanish Peseta and the Argentine Peso. During the second quarter of 1999, the Company's exposure to the Argentine Peso increased due to the acquisition of BAN. However, management believes the Company's foreign exchange exposure to a 10% change in the Spanish Peseta and Argentine Peso would not have a material effect on the financial position or results of operations.

As a result of acquiring CRC, the Company also has foreign exchange exposure to the Canadian dollar and the British pound. Management believes the Company's foreign exchange exposure to a 10% change in the either of these currencies would not have a material effect on the financial position or results of operations.

See Item 7 of the Company's report on Form 10-K for the year ended December 31, 1998.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, LG&E and KU, reference is made to the information under the following items and captions of (a) the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 1998: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 2, 5, 18 and 22 of the Company's Notes to Financial Statements under Item 8; Notes 3, 12, 16 and 18 of LG&E's Notes to Financial Statements under Item 8 and Notes 3, 11 and 13 of KU's Notes to Financial Statements under Item 8 and (b) the Company's, LG&E's and KU's respective combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999: Part III, Item 1, Legal Proceedings. Except as described herein, to date, the proceedings reported in the Company's, LG&E's and KU's respective combined Form 10-K's and Form 10-Q's have not changed materially.

Certain Fuel Adjustment Clause Proceedings

On August 30, 1999, the Kentucky Public Service Commission (PSC) issued a final order in these proceedings, agreeing with in part, and denying in part, the arguments outlined by KU in its rehearing petition. A net effect of the PSC's final order is to reduce the refund obligation from $10.1 million, the original order amount, to $5.8 million. The refund will be implemented by KU from October 1999 to September 2000. Both KU and an intervenor in the case have appealed the PSC final order to the Franklin Circuit Court where a decision is anticipated in mid to late 2000. See
Note 12 of Notes to Financial Statements, in Item 3 above; Legal Proceedings, and Notes 5 and 22 to the Company's and Note 3 of KU's respective Notes to Financial Statements under Item 8 of the Company's and KU's combined Annual Report on Form 10-K for the year ended December 31, 1998, for further discussion of this matter.

Performance-Based Ratemaking

During August and September 1999, hearings were conducted before the PSC on LG&E's and KU's amended PBR plans. Initial briefs of the parties were filed with the PSC on October 7, 1999 and reply briefs were filed October 21, 1999. A decision from the PSC is expected by the end of the fourth quarter of 1999 or in early 2000. See Note 8 of Notes to Financial Statements of the Company, LG&E and KU contained in Item 1 of this Form 10-Q and Item 3, Legal Proceedings, to the Company's, LG&E's and KU's combined Annual Report on Form 10-K for further discussion of this matter.

Oglethorpe Power Contract

Written submissions were filed by both parties during the third quarter in the arbitration proceeding brought by LG&E Energy Marketing Inc. (LEM) against Oglethorpe Power Corporation (OPC) regarding LEM's November 1996 power sales agreement with OPC and disputed load forecasts provided in connection therewith. A hearing on the merits began on November 2, 1999, and will end on November 19, 1999, with a final decision anticipated in mid to late December 1999. While the Company anticipates a favorable outcome in the proceeding, no assurances can be given as to such event. Should OPC prevail, and as a result of higher than anticipated future commodity prices, increased load demands, particularly at OPC, and other factors, the Company may be required to increase its after-tax loss reserve by approximately $150 million. Any such increase in the loss reserve will be recorded in discontinued operations. This amount is subject to continuing analysis and estimation. Management does not expect this to have a material effect on income from continuing operations. See Note 2 in Notes to Financial Statements under Item 1 above for a discussion of the Company's discontinued operations and the reserve associated therewith.

Springfield Municipal Contract

Trial is currently scheduled for January 2000 in the action filed by LEM against the City of Springfield, Illinois City Water, Light and Power Company concerning the parties' 1997 Interchange Agreement. LEM has estimated damages in this matter of approximately $21 million. See Item 3, Legal Proceedings and Note 18 to the Company's Notes to Financial Statements under Item 8, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for further discussion of this matter.

Environmental Matters

On October 2, 1999, approximately 38,000 gallons of diesel fuel leaked from an underground pipeline at the E.W. Brown Station. Under the oversight of EPA and state officials, KU commenced immediate spill containment and recovery measures which prevented the spill from reaching the Kentucky River. KU ultimately recovered approximately 34,000 gallons of diesel fuel. On November 4, 1999, the Kentucky Division of Water issued a notice of violation for the incident. KU has committed to undertake additional mitigation measures and is currently negotiating a resolution of the state regulatory aspects of this matter. To date, KU has incurred an estimated $800,000 in remediation costs. KU is also investigating its possible remedies against the manufacturer of a cracked valve at issue in the spill.

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


LG&E Energy Corp.
Registrant


Date:  November 15, 1999        /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date: November 15, 1999         /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date: November 15, 1999         /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)