Form 10-Q
period 2000-03-31
LG&E ENERGY CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2000-05-15
CIK 861388, 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2000


                                    or


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

                            LG&E Energy Corp.
       129,677,030 shares, without par value, as of April 28, 2000.

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of April 28, 2000, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
       37,817,878 shares, without par value, as of April 28, 2000, all held by LG&E Energy Corp.

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

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Consolidated Statements of Income                   1
            Consolidated Balance Sheets                         3
            Consolidated Statements of Cash Flows               5
            Consolidated Statements of Retained Earnings        7
            Consolidated Statements of Comprehensive Income     8

          Louisville Gas and Electric Company
            Statements of Income                                9
            Balance Sheets                                     10
            Statements of Cash Flows                           12
            Statements of Retained Earnings                    14
            Statements of Comprehensive Income                 15

          Kentucky Utilities Company
            Statements of Income                               16
            Balance Sheets                                     17
            Statements of Cash Flows                           19
            Statements of Retained Earnings                    20

          Notes to Financial Statements                        21

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   26

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          32

                             PART II

Item 1 Legal Proceedings                                       33

Item 6 Exhibits and Reports on Form 8-K                        34

       Signatures                                              35

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                     Consolidated Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

REVENUES:
Electric utility                                      $365,890   $361,673
Gas utility                                             88,316     75,779
International and non-utility                          171,184    161,813
 Total revenues                                        625,390    599,265

OPERATING EXPENSES:
Operation and maintenance:
 Fuel and power purchased                              203,196    205,088
 Gas supply expenses                                   119,228     95,064
 Utility operation and
  maintenance                                          103,858    103,705
 International and non-utility
  operation and maintenance                             48,538     44,964
Depreciation and amortization                           58,373     54,736
Non-recurring charges (Note 3)                          20,713          -
 Total operating expenses                              553,906    503,557

Equity in earnings of uncon-
 solidated ventures                                      5,930     21,656

OPERATING INCOME                                        77,414    117,364

Other income and (deductions)                            5,009      6,388
Interest charges and preferred dividends                34,965     30,520
Minority interest                                        1,494      1,571

Income before income taxes                              45,964     91,661

Income taxes                                            16,082     34,882

Income from continuing
 operations                                             29,882     56,779

Income on disposal of dis-
 continued operations, net of
 income tax expense of $328 (Note 4)                         -        788

NET INCOME                                            $ 29,882   $ 57,567

                    LG&E Energy Corp. and Subsidiaries
                 Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

Average common shares
 outstanding                                           129,677    129,677

Earnings per share -
 basic and diluted                                        $.23       $.44

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                        Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        2000        1999

CURRENT ASSETS:
Cash and temporary cash investments                 $  109,195  $  91,413
Marketable securities                                    9,991     10,126
Accounts receivable - less reserve                     270,362    318,914
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              78,967     91,931
 Gas stored underground                                 23,289     49,038
 Other                                                  96,296     90,259
Prepayments and other                                   54,515     54,038
 Total current assets                                  642,615    705,719

UTILITY PLANT:
At original cost                                     5,958,178  5,916,905
Less:  reserve for depreciation                      2,550,527  2,503,851
 Net utility plant                                   3,407,651  3,413,054

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in unconsolidated
 ventures (Note 5)                                     242,949    249,455
Non-utility property and plant, net                    475,137    477,442
Other                                                   25,265     25,596
 Total other property and investments                  743,351    752,493

DEFERRED DEBITS AND OTHER ASSETS                       275,757    262,491

Total assets                                        $5,069,374 $5,133,757

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                    Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                          CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        2000        1999

CURRENT LIABILITIES:
Current portion of long-term debt                   $  411,808 $  411,810
Notes payable                                          443,520    449,578
Accounts payable                                       202,197    220,460
Net liabilities of discontinued opera-
 tions (Note 4)                                        152,384    158,222
Other                                                  254,844    248,841
 Total current liabilities                           1,464,753  1,488,911

Long-term debt                                       1,279,426  1,299,415

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 584,460    585,880
Investment tax credit, in
 process of amortization                                83,838     85,828
Regulatory liability                                   102,234    104,795
Other                                                  178,598    182,357
 Total deferred credits and other liabilities          949,130    958,860

Minority interests                                     111,133    109,952

Cumulative preferred stock                             135,140    135,328

COMMON EQUITY:
Common stock, without par value -
 129,677,030 shares outstanding                        777,013    777,013
Other                                                   (2,165)    (1,956)
Retained earnings                                      354,944    366,234
 Total common equity                                 1,129,792  1,141,291

Total liabilities and capital                       $5,069,374 $5,133,757

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Consolidated Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $   29,882  $  57,567
Items not requiring cash currently:
 Depreciation and amortization                          58,373     54,736
 Deferred income taxes - net                            (8,091)     4,694
 Income from discontinued operations -
  net of tax (Note 4)                                        -       (788)
 Other                                                    (638)   (17,627)
Change in net current assets                            59,434     19,647
Other                                                  (15,718)    (8,417)
 Net cash flows from operating activities              123,242    109,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (242)      (223)
Proceeds from sales of securities                          132      3,075
Construction expenditures                              (53,716)   (79,410)
Investments in unconsolidated
 ventures                                                    -    (74,250)
Proceeds from sale of investment
 in affiliate (Note 5)                                  17,907     33,821
  Net cash flows from investing activities             (35,919)  (116,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of bonds                                    (20,022)         -
Short-term borrowings                                2,170,510    416,174
Repayment of short-term borrowings                  (2,178,857)  (346,174)
Redemption of preferred stock                                -     (1,202)
Payment of common dividends                            (41,172)   (39,876)
 Net cash flows from financing activities              (69,541)    28,922

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       17,782     21,747

BEGINNING CASH AND TEMPORARY
 CASH INVESTMENTS                                       91,413    105,604

ENDING CASH AND TEMPORARY
 CASH INVESTMENTS                                   $  109,195  $ 127,351

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                      $    4,410  $   2,969
  Interest on borrowed money                            30,097     23,533

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Retained Earnings
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

Balance at beginning
 of period                                            $366,234   $466,279
Net income                                              29,882     57,567
Cash dividends declared on
 common stock ($.3175 and
 $.3075 per share)                                      41,172     39,876

Balance at end of period                              $354,944   $483,970

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
              Consolidated Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

Net income                                             $29,882    $57,567

Unrealized holding gains (losses)
 on available-for-sale securities
 arising during the period                                (312)       192

Reclassification adjustment for realized
 gains and losses on available-for-sale
 securities included in net income                          14          5

Other comprehensive (loss) income,
 before tax                                               (298)       197

Income tax benefit (expense) related to items
 of other comprehensive (loss) income                      113        (64)

Comprehensive income                                   $29,697    $57,700

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                           Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

REVENUES:
Electric                                              $161,326   $150,840
Gas                                                     88,316     75,779
 Total operating revenues                              249,642    226,619

OPERATING EXPENSES:
Fuel for electric generation                            39,926     32,457
Power purchased                                         21,753     23,026
Gas supply expenses                                     63,394     50,492
Non-recurring charges (Note 3)                           8,141          -
Other operation expenses                                36,975     40,192
Maintenance                                             13,881     14,702
Depreciation and amortization                           24,149     24,144
Federal and state
 income taxes                                            9,668      9,556
Property and other taxes                                 5,163      5,036
 Total operating expenses                              223,050    199,605

NET OPERATING INCOME                                    26,592     27,014

Other income and (deductions)                            1,519      1,080
Interest charges                                        10,690      9,178

NET INCOME                                              17,421     18,916

Preferred stock dividends                                1,165      1,089

NET INCOME AVAILABLE
 FOR COMMON STOCK                                     $ 16,256   $ 17,827

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        2000        1999

UTILITY PLANT:
At original cost                                    $3,086,048 $3,065,839
Less:  reserve for depreciation                      1,238,536  1,215,032
 Net utility plant                                   1,847,512  1,850,807

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,353      1,224

CURRENT ASSETS:
Cash and temporary cash investments                     49,059     54,761
Marketable securities                                    6,902      6,936
Accounts receivable - less reserve                     172,077    113,859
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              17,472     17,350
 Gas stored underground                                 15,754     38,780
 Other                                                  35,192     35,010
Prepayments                                              2,100      2,775
 Total current assets                                  298,556    269,471

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,529      5,607
Regulatory assets                                       30,386     31,443
Other                                                   10,010     12,900
 Total deferred debits and other assets                 45,925     49,950

Total assets                                        $2,193,346 $2,171,452

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        2000        1999

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      258,987    259,231
Other                                                   (1,120)    (1,025)
 Total common equity                                   683,037    683,376
Cumulative preferred stock                              95,140     95,328
Long-term debt                                         360,600    380,600
 Total capitalization                                1,138,777  1,159,304

CURRENT LIABILITIES:
Current portion of long-term debt                      246,200    246,200
Notes payable                                          131,791    120,097
Accounts payable                                       143,357    113,008
Provision for rate refunds                               5,409      8,962
Dividends declared                                      17,665     24,236
Accrued taxes                                           37,814     23,759
Accrued interest                                         7,566      9,265
Other                                                   16,795     15,725
 Total current liabilities                             606,597    561,252

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 257,422    255,910
Investment tax credit, in
 process of amortization                                66,182     67,253
Accumulated provision for pensions
 and related benefits                                   40,741     38,431
Customer advances for construction                      10,208     11,104
Regulatory liability                                    55,923     58,726
Other                                                   17,496     19,472
 Total deferred credits and other liabilities          447,972    450,896

Total capital and liabilities                       $2,193,346 $2,171,452

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  17,421  $  18,916
Items not requiring cash currently:
 Depreciation and amortization                          24,149     24,143
 Deferred income taxes - net                            (3,498)     3,650
 Investment tax credit - net                            (1,071)    (1,072)
 Other                                                   1,677      1,772
Changes in net current assets and liabilities            5,399     (7,335)
Other                                                    4,156      4,704
 Net cash flows from operating activities               48,233     44,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (124)      (223)
Proceeds from sales of securities                            -      3,065
Construction expenditures                              (21,269)   (17,323)
 Net cash flows from investing activities              (21,393)   (14,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                   11,694          -
Retirement of first mortgage bonds                     (20,000)         -
Payment of dividends                                   (24,236)   (23,168)
 Net cash flows from financing activities              (32,542)   (23,168)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       (5,702)     7,129

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    54,761     31,730

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  49,059  $  38,859

                    Louisville Gas and Electric Company
                     Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                       $   3,184  $  11,288
  Interest on borrowed money                             8,743      8,811

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

                    Louisville Gas and Electric Company
                      Statements of Retained Earnings
                                (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

Balance at beginning
 of period                                            $259,231   $247,462
Net income                                              17,421     18,916
 Subtotal                                              276,652    266,378

Cash dividends declared on stock:
5% cumulative preferred                                    269        269
Auction rate cumulative
 preferred                                                 529        453
$5.875 cumulative preferred                                367        367
Common                                                  16,500     22,000
 Subtotal                                               17,665     23,089

Balance at end of period                              $258,987   $243,289

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                    Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

Net income available for common stock                  $16,256    $17,827

Unrealized holding gains (losses) on
 available-for-sale securities arising
 during the period                                        (159)        84

Other comprehensive (loss) income,
 before tax                                               (159)        84

Income tax benefit (expense) related to items
 of other comprehensive (loss) income                       64        (34)

Comprehensive income                                   $16,161    $17,877

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

OPERATING REVENUES                                    $217,778   $217,349

OPERATING EXPENSES:
Fuel for electric generation                            55,615     58,155
Power purchased                                         38,845     39,317
Non-recurring charges (Note 3)                          11,030          -
Other operation expenses                                28,848     27,142
Maintenance                                             14,150     12,520
Depreciation and amortization                           24,331     21,991
Federal and state
 income taxes                                           11,366     17,144
Property and other taxes                                 4,840      4,113
 Total operating expenses                              189,025    180,382

NET OPERATING INCOME                                    28,753     36,967

Other income and (deductions)                            1,325      2,168
Interest charges                                         9,904      9,507

NET INCOME                                              20,174     29,628

Preferred stock dividends                                  564        564

NET INCOME AVAILABLE
 FOR COMMON STOCK                                     $ 19,610   $ 29,064

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        2000        1999

UTILITY PLANT:
At original cost                                    $2,872,130 $2,851,066
Less:  reserve for depreciation                      1,311,991  1,288,819
 Net utility plant                                   1,560,139  1,562,247

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           14,575     14,349

CURRENT ASSETS:
Cash and temporary cash investments                      1,190      6,793
Accounts receivable - less reserve                      93,211     88,549
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              23,154     30,225
 Other                                                  27,496     26,213
Prepayments                                              2,322      3,743
 Total current assets                                  147,373    155,523

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 4,727      4,827
Regulatory assets                                       21,738     23,033
Other                                                   28,401     25,111
 Total deferred debits and other assets                 54,866     52,971

Total assets                                        $1,776,953 $1,785,090

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Mar. 31,    Dec. 31,
                                                        2000        1999

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Retained earnings                                      324,080    329,470
Other                                                     (595)      (595)
 Total common equity                                   631,625    637,015
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         430,830    430,830
 Total capitalization                                1,102,455  1,107,845

CURRENT LIABILITIES:
Current portion of long-term debt                      115,500    115,500
Accounts payable                                        86,176    116,546
Provision for rate refunds                              13,907     20,567
Dividends declared                                      25,188     19,150
Accrued taxes                                           38,082     10,502
Accrued interest                                         9,825      7,329
Other                                                   19,208     18,617
 Total current liabilities                             307,886    308,211

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 240,678    243,620
Investment tax credit, in
 process of amortization                                17,656     18,575
Accumulated provision for pensions
 and related benefits                                   48,269     48,285
Regulatory liability                                    44,539     46,069
Other                                                   15,470     12,485
 Total deferred credits and other liabilities          366,612    369,034

Total capital and liabilities                       $1,776,953 $1,785,090

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 20,174   $ 29,628
Items not requiring cash currently:
 Depreciation and amortization                          24,331     21,991
 Deferred income taxes - net                            (4,602)    (2,396)
 Investment tax credit - net                              (919)      (895)
 Other                                                    (911)     1,556
Changes in net current assets and liabilities            2,222    (17,031)
Other                                                   (2,804)     1,718
 Net cash flows from operating activities               37,491     34,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                              (23,530)   (18,240)
 Net cash flows from investing activities              (23,530)   (18,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                   (19,564)   (18,564)
 Net cash flows from financing activities              (19,564)   (18,564)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       (5,603)    (2,233)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     6,793     59,071

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                        $  1,190   $ 56,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid (received) during the period for:
  Income taxes                                        $ (9,260)  $   (904)
  Interest on borrowed money                             6,560      6,079

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

                        Kentucky Utilities Company
                      Statements of Retained Earnings
                                (Unaudited)
                             (Thousands of $)

                                                           Three Months
                                                              Ended
                                                             Mar. 31,
                                                        2000        1999

Balance at beginning
 of period                                            $329,470   $299,167
Net income                                              20,174     29,628
 Subtotal                                              349,644    328,795

Cash dividends declared on stock:
4.75% preferred                                            237        237
6.53% preferred                                            327        327
Common                                                  25,000     18,000
 Subtotal                                               25,564     18,564

Balance at end of period                              $324,080   $310,231

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                    Louisville Gas and Electric Company
                        Kentucky Utilities Company

                       Notes to Financial Statements
                                (Unaudited)

1. The unaudited consolidated financial statements include the accounts of LG&E Energy Corp. and its wholly-owned subsidiaries (LG&E Energy or the Company). In the opinion of management, all adjustments, including those of a normal recurring nature, have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

   See the Company's, Louisville Gas and Electric Company's (LG&E's) and Kentucky Utilities Company 's (KU's) Reports on Form 10-K for 1999 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Company.

2. On February 28, 2000, the Company announced that its Board of Directors accepted an offer to be acquired by PowerGen for cash of approximately $3.2 billion or $24.85 per share and the assumption of $2.2 billion of the Company's debt. Pursuant to the acquisition agreement, among other things, LG&E Energy will become a wholly owned subsidiary of PowerGen and its U.S. headquarters. The Utility Operations of the Company will continue their separate identities and serve customers in Kentucky and Virginia under their present names. The preferred stock and debt securities of the Utility Operations will not be affected by this transaction. The acquisition is expected to close 9 to 12 months from the announcement, shortly after all of the conditions to consummation of the acquisition are met. Those conditions include, without limitation, the approval of the holders of a majority of the outstanding shares of common stock of each of LG&E Energy and PowerGen, the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals of various regulators in Kentucky and Virginia under state utility laws, the approval of the FERC under the FPA, the approval of the SEC under the PUHCA of 1935, and the filing of requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of all applicable waiting periods thereunder. Shareholder meetings to vote upon the approval of the acquisition are scheduled to be held in early June 2000 for both LG&E Energy and PowerGen. During the first quarter of 2000, the Company expensed approximately $1.0 million relating to the PowerGen transaction. The foregoing description of the acquisition does not purport to be complete and is qualified in its entirety by reference to LG&E Energy's current reports on Form 8-K, filed February 29, 2000, with the SEC.

   As of the end of April 2000 the Company has filed applications for approval with the U.S. Securities and Exchange Commission (under the Public Utility Holding Company Act of 1935), the Kentucky Public
   Service Commission, the Virginia State Corporation Commission and the Federal Energy Regulatory Commission (under the Federal Power Act). Hearings before the Kentucky Commission were held April 19-21 and submission of briefs and data requests have been completed. A decision is expected on or about May 15 and the Company will have approximately
   23 days from any order in which to file for rehearing, or approximately
   33 days in which to file for appeal. While the Company and PowerGen believe that they will receive the requisite regulatory approvals for the merger in sufficient time to complete the transaction on the schedule men tioned above, there can be no assurance as to the timing of such approvals or the ability to obtain such approvals on satisfactory terms or otherwise.

3. During the first quarter 2000, the Company took a $12.1 million ($.09) after-tax charge for the continued integration of the operations of LG&E and KU including their customer service centers and their retail electric and gas operations. The result of this consolidation was the elimination of approximately 400 positions most of which were taken by employees through the Company's voluntary enhanced severance program.

4. Effective June 30, 1998, the Company discontinued its merchant energy trading and sales business. This business consisted primarily of a portfolio of energy marketing contracts entered into in 1996 and early 1997, nationwide deal origination and some level of speculative trading activities, which were not directly supported by the Company's physical assets. The Company's decision to discontinue these operations was primarily based on the impact that volatility and rising prices in the power market had on its portfolio of energy marketing contracts. Exiting the merchant energy trading and sales business enabled the Company to focus on optimizing the value of physical assets it owns or controls, and reduced the earnings impact on continuing operations of extreme market volatility in its portfolio of energy marketing contracts. The Company continues to settle commitments that obligate it to buy and sell natural gas and electric power. If the Company is unable to dispose of these commitments or assets it will continue to meet its obligations under the terms of the contracts. The Company, however, has maintained sufficient market knowledge, risk management skills, technical systems and experienced personnel to maximize the value of power sales from physical assets it owns or controls, including LG&E, KU and WKE.

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

   Operating results for the discontinued merchant energy trading and sales business follow.

                                               Three Months
                                                  Ended
                                                 Mar. 31,
                                             2000       1999

   Revenues                               $  74,698  $ 146,498
   Loss before taxes                         (1,389)    (4,650)
   Loss from discontinued opera-
     tions, net of income taxes              (1,389)    (2,749)

   Net liabilities of discontinued operations at March 31, 2000, follow.

   Accounts receivable                               $  24,809
   Price risk management assets                         30,816
   Accounts payable and accruals                       (36,215)
   Other assets and liabilities, net                    (3,388)

   Net assets before accrued
     loss on disposal of dis-
     continued operations                               16,022

   Accrued loss on disposal
     of discontinued operations,
     net of income tax benefit
     of $102,647                                      (168,406)

   Net liabilities of discon-
     tinued operations                               $(152,384)

   Total pretax charges against the accrued loss on disposal of discontinued operations through March 31, 2000, include $260.6 million for commitments prior to disposal, $69.6 million for transaction settlements, $11.1 million for goodwill, and $31.5 million for other exit costs. While the Company has been successful in settling portions of its discontinued operations, significant assets, operations and obligations remain. The Company continues to manage the remaining portfolio and believes it has hedged certain of its future obligations through various power purchase commitments and planned construction of physical assets. Management cannot predict the ultimate effectiveness of these hedges.

   The pretax net fair value of the remaining commitments as of March 31, 2000, are currently estimated to be approximately $41.3 million in 2000, $33.0 million to $57.8 million each year in 2001 through 2004 and $9.7 million in the aggregate thereafter.

   As of March 31, 2000, the Company's discontinued operations were under various contracts to buy and sell power and gas with net notional amounts of 16.3 million Mwh's of power and 21.9 million Mmbtu's of natural gas with a volumetric weighted-average period of approximately 38 and 41 months, respectively. These notional amounts are based on estimated loads since various commitments do not include specified firm volumes. The Company is also under contract to buy or sell coal and SO2 allowances in support of its power contracts. Notional amounts reflect the nominal volume of transactions included in the Company's price risk management commitments, but do not reflect actual amounts of cash, financial instruments, or quantities of the underlying commodity which may ultimately be exchanged between the parties.

   As of May 9, 2000, the Company estimates that a $1 change in electricity prices and a 10-cent change in natural gas prices across all geographic areas and time periods could change the value of the Company's remaining energy portfolio by approximately $2.6 million. In addition to price risk, the value of the Company's remaining energy portfolio is subject to operational and event risks including, among others, increases in load demand, regulatory changes, and forced outages at units providing supply for the Company. As of May 9, 2000, the Company estimates that a 1% change in the forecasted load demand could change the value of the Company's remaining energy portfolio by $11.7 million.

   The Company's discontinued operations maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of March 31, 2000, over 95% of the Company's price risk management commitments were with counterparties rated BBB equivalent or better. As of March 31, 2000, six counterparties represented 88% of the Company's price risk management commitments.

5. In March 2000, the Company sold its interest in CEC-APL L.P., a partnership in which the Company owned a 49% interest, for approximately $18 million. The sale resulted in a pretax gain of approximately $2 million. In March 1999, LG&E-Westmoreland Rensselaer, a California general partnership in which the Company owns a 50% interest, sold substantially all the assets and major contracts of its 79 MW gas-fired cogeneration facility in Rensselaer, New York, with net proceeds to the Company of approximately $34 million.

6. In February, 2000, the Commission acknowledged that the PBR Order issued on January 7, 2000, contained an error and issued an Order changing the KU annual base rate reduction from $36.5 million to $33.9 million. The Commission also ordered rehearing on several issues and subsequently held hearings in April 2000. The Commission is expected to issue a Final Order on Rehearing by June 2000. The outcome of these hearings are not anticipated to have a material effect on the consolidated financial results of the Company.

   In March 2000, the 2000 Kentucky General Assembly passed House Bill 897 that established requirements for cost allocations, affiliate transactions and a code of conduct governing the relationship between utilities and their non-utility operations and affiliates. Management does not expect this matter to have a material adverse effect on the Company's financial position or results of operations.

   In March 2000, LG&E filed a Notice and Statement with the Kentucky Public Service Commission requesting an adjustment in LG&E's gas rates. LG&E asked for a general adjustment in gas rates for a test year for the twelve months ended December 31, 1999. The revenue increase applied for is $27.9 million. The new rates are expected to go into effect October 1, 2000. The increase is to recover higher costs for providing service to natural gas customers.

7. External and intersegment revenues and income from continuing operations by business segment for the three months ended March 31, 2000, follow:

                                                       Income
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $155,119   $  6,207   $ 16,305
   LG&E gas                       88,316          -        (49)
   KU electric                   210,771      7,007     19,610
   Power Operations                4,676          -      6,827
   Western Kentucky
     Energy                       60,754          -       (501)
   Argentine Gas
     Distribution                 30,742          -       (731)
   Other Non-Utility
     Operations                   75,012          -     (9,990)
   All Other                           -    (13,214)    (1,589)

   Consolidated                 $625,390   $      -   $ 29,882

   External and intersegment revenues and income from continuing operations by business segment for the three months ended March 31, 1999, follow:

                                                       Income
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $148,326   $  2,514   $ 17,613
   LG&E gas                       75,779          -        214
   KU electric                   213,347      4,002     29,064
   Power Operations                6,904          -     14,180
   Western Kentucky
     Energy                       59,978          -     (1,024)
   Argentine Gas
     Distribution                 29,797          -        357
   Other Non-Utility
     Operations                   65,134          -        888
   All Other                           -     (6,516)    (4,513)

   Consolidated                 $599,265   $      -   $ 56,779

8. Reference is made to Part II, Legal Proceedings, below and Part I, Item 3, Legal Proceedings, of the Company's, KU Energy's, LG&E's and KU's (and Note 18 of the Company's Notes to Financial Statements) Annual Reports on Form 10-K for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

The Company's principal subsidiaries are LG&E, an electric and gas utility, KU, an electric utility, and LG&E Capital Corp. (Capital Corp.), the holding company for all non-utility investments other than trading operations. LG&E's and KU's results of operations and liquidity and capital resources are important factors affecting the Company's consolidated results of operations and capital resources and liquidity.

On February 28, 2000, the Company announced that its Board of Directors accepted an offer to be acquired by PowerGen for cash of approximately $3.2 billion or $24.85 per share and the assumption of $2.2 billion of the Company's debt. For more information, see Note 2 of Notes to Financial Statements under Item 1.

Some of the matters discussed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the energy industry; future prices of power and natural gas; unusual weather; regulatory decisions; and other factors described from time to time in the Company's reports to the Securities and Exchange Commission, including
Exhibit 99.01 to the Form 10-K for the year ended December 31, 1999.

                          Results of Operations

The results of operations for LG&E, KU and Capital Corp.'s Argentine gas distribution and WKE operations are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended March 31, 2000, Compared to
                    Three Months Ended March 31, 1999

The Company's earnings per share from continuing operations decreased to $.23 in 2000 from $.44 in 1999. The decrease resulted from recording non-recurring after-tax charges of $12.5 million ($.10 per share) in March 2000, and from recognizing one-time after-tax gains totaling $10.3 million ($.08 per share) in 1999. The non-recurring after-tax charges represent $12.1 million of costs associated with the integration of the Company's two utilities operations (the One-Utility Program) and $0.4 million of merger costs incurred by the Company relating to its proposed merger with PowerGen plc. The gains in 1999 resulted from selling the Company's interest in the Rensselaer, New York, project ($8.9 million, or $.07 per share) and a bankruptcy settlement received in connection with the Company's windpower partnerships ($1.4 million, or $.01 per share).

LG&E Results:

LG&E's net income decreased $1.6 million (9%) for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, primarily because of mild weather, as the region recorded its mildest winter since 1931, increases in gas supply expenses, fuel for electric generation, and administrative and general operating expenses including a $4.9 million net of tax one-time charge for the Company's One-Utility Program. These expenses were partially offset by increased gas sales to ultimate consumers, off-system electric sales, and the reversal of a rate refund of $.5 million net of tax. Excluding these one-time charges, LG&E's net income would have increased $2.8 million.

A comparison of LG&E's revenues for the quarter ended March 31, 2000, with the quarter ended March 31, 1999, excluding the reversal of an FAC refund of $1.1 million which was offset by an additional accrual for performance-based ratemaking of $.3 million, reflects increases and (decreases) which have been segregated by the following principal causes (thousands of $):

                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                       $ 1,112    $10,006
 Performance based rate reduction                       (1,179)         -
 Electric rate refunds                                  (1,156)         -
 Variation in sales volume, merger
  surcredit, etc.                                       (4,065)    (2,443)

 Total retail sales                                     (5,288)     7,563

Wholesale sales                                         15,786      4,720
Gas transportation - net                                     -        189
Other                                                      (12)        65

Total                                                  $10,486    $12,537

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky. Fuel for electric generation increased $7.5 million (23%) for the quarter because of an increase in generation ($11 million), partially offset by a lower cost of coal burned ($3.5 million). Gas supply expenses increased $12.9 million (26%) due to increases in net gas supply cost.

Power Purchased decreased $1.3 million (6%) due to a decrease in purchases for wholesale sales ($3.0 million), partially offset by higher purchases to support off-system sales ($1.7 million).

Non-recurring charges of $5.0 million, after tax, include the costs associated with the Company's One-Utility Program.

Other operation expenses decreased $3.2 million as compared to 1999. This decrease resulted from decreases in pension expense, $1.2 million, and various other administrative and general activities, $2 million.

Maintenance expenses decreased $.8 million (6%) in 2000 primarily due to decreases in scheduled outages of $1.5 million, and electric distribution maintenance, $.6 million, partially offset by an increase in software and communication equipment maintenance, $1.3 million.

Variations in income tax expense are largely attributable to changes in pretax income.

KU Results:

KU's net income decreased $9.5 million (32%) for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. The decrease was mainly due to a non-recurring charge of $6.6 million, after tax, made in the first quarter of 2000 for costs associated with further integration of KU and LG&E. Excluding this non-recurring charge, net income decreased $2.9 million.

A comparison of KU's revenues for the quarter ended March 31, 2000, with the quarter ended March 31, 1999, reflects increases and (decreases) which have been segregated by the following principal causes (thousands of $):

Sales to ultimate consumers:
 Fuel clause adjustments                               $   867
 Environmental cost recovery                            (1,272)
 Performance based rate reduction                         (893)
 Merger surcredit                                         (452)
 Electric rate refunds                                  (3,389)
 Variation in sales volume, etc.                         4,601

 Total retail sales                                       (538)

Wholesale sales                                          1,309
Other                                                     (342)
Total                                                  $   429

Fuel for electric generation comprises a large segment of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause
(FAC), whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Public Service Commission of Kentucky, The Virginia State Corporation Commission, and the Federal Energy Regulatory Commission.

Fuel for electric generation decreased $2.5 million (4%) for the quarter because of a decrease in generation ($1.5 million) and the lower cost of coal burned ($1 million).

Non-recurring charges of $6.6 million, after tax, include the costs associated with the Company's One-Utility Program.

Other operating expenses increased by $1.7 million (6%). The increase was primarily attributable to increased transmission ($.6 million) and distribution ($.4 million) system operating expenditures as well as increased sales and marketing expenses ($.5 million).

Maintenance expenses increased by $1.6 million (13%) due primarily to increased maintenance at the steam generating plants ($1.3 million) and the distribution system ($.5 million).

Depreciation and amortization increased by $2.3 million (11%) due to additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income.

LG&E Capital Corp. and Other Results:

Power Operations

Power Operations' revenues decreased from $6.9 million in 1999 to $4.7 million in 2000. The decrease resulted mainly from recognizing revenues in 1999 related to the Rensselaer project, which the Company sold in March 1999.

Power Operations' operation and maintenance expense decreased from $3.6 million in 1999 to $1.6 million in 2000. The decrease resulted primarily from writing off assets related to the Rensselaer project in 1999.

Power Operations' equity in earnings of unconsolidated ventures decreased from $21.4 million in 1999 to $5.8 million in 2000, due mainly to recognizing a pretax gain or $14.5 million on the sale of the Rensselaer project in 1999.

Western Kentucky Energy

Western Kentucky Energy Corp.'s (WKE's) revenues were approximately the same in 2000 and 1999, $60.1 million and 60.0 million, respectively. Higher smelter sales were offset by lower off-system sales resulting from lower volumes and prices.

WKE's cost of revenues were approximately the same in 2000 and 1999, $35.3 million and $35.7 million, respectively.

WKE's operating expenses increased slightly in 2000 to $25.8 million from $24.7 million in 1999. The increase was due to more unit outages in 2000 and higher depreciation expense.

Argentine Gas Distribution

The Argentine Distribution companies' revenues of $30.7 million, cost of revenues of $16.9 million and operation and maintenance expenses of $5.7 million in 2000 were slightly higher than 1999 due to higher consumption per customer.

Other

Other revenues increased from $65.1 million in 1999 to $75.0 million in 2000. The increases resulted from acquiring CRC-Evans in July 1999 and increased sales in the Company's natural gas gathering and processing and energy marketing businesses, partially offset by a decrease in Retail Access Services' revenues and a decrease resulting from recognizing fees in 1999 related to the development of an independent power project in Gregory, Texas.

Other cost of revenues increased from $47.9 million in 1999 to $60.6 million in 2000. The increases resulted from acquiring CRC-Evans in July 1999 and increased sales in the Company's natural gas gathering and processing and energy marketing businesses, partially offset by a decrease at Retail Access Services.

Other income for Capital Corp. and Other increased from $3.3 million in 1999 to $4.2 million in 2000. The increase resulted from higher interest income and the gain on the sale of the Company's interest in CEC-APL L.P. Decreases resulting from payments received in 1999 related to the Rensselaer sale and the initial settlement of a claim on an undeveloped independent power project in California partially offset the increases.

Capital Corp. and Other interest expense increased from $10.2 million in 1999 to $13.2 million in 2000. The increase resulted from funding discontinued operations, corporate operating expenses, and the Gas BAN and CRC acquisitions. The Company's consolidated effective income tax rate decreased from 38.1% in 1999 to 35.0% in 2000 due to an increase in investment and wind tax credits as a percent of pretax income.

                     Liquidity and Capital Resources

The Company's need for capital funds is largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers and equity investments in connection with independent power production projects and other energy-related growth or acquisition opportunities among the non-utility businesses. Capital funds are also needed for the Company's capital obligations under the Big Rivers lease arrangements, losses incurred in connection with the discontinuance of the merchant energy trading and sales business, information system enhancements, and other business develop ment opportunities. Fluctuations in the Company's discontinued energy marketing and trading activities also affected liquidity throughout the quarter. Lines of credit and commercial paper programs are maintained to fund these temporary capital requirements.

Construction expenditures for the three months ended March 31, 2000, of $53.7 million were financed with internally generated funds and commercial paper.

The Company's combined cash and marketable securities balance increased $17.6 million during the three months ended March 31, 2000. The increase reflects cash flows from operations and the proceeds received from the sale of CEC-APL L.P., partially offset by construction expenditures, debt repayments and dividends paid.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decreases in accounts receivable and accounts payable resulted mainly from seasonal fluctuations at LG&E, KU and the Company's natural gas gathering and processing business. The decrease in fuel resulted from seasonal fluctuations at KU and WKE, and the decrease in gas stored underground resulted from seasonal fluctuations at LG&E and the natural gas gathering and processing business.

Long-term debt decreased by $20 million due to the redemption of LG&E's first mortgage bonds 7.5% series due July 1, 2002, in January 2000.

At March 31, 2000, unused capacity under the Company's lines of credit totaled $415.4 million after considering commercial paper support and approximately $40.0 million in letters of credit securing on- and off-balance sheet commitments. In March 2000, KU finalized an uncommitted line of credit for $60 million.

Standard and Poor's downgraded LG&E's, KU's and Capital Corp.'s debt ratings on February 28, 2000. The downgrades reflect S&P's opinion of the credit quality of the Companies following the impact of the PBR and the OPC decision. S&P, Moody's and Duff and Phelps continue to have the debt of the Companies on credit watch pending review of the financial condition following consummation of the merger of the Company with PowerGen.

The Company's capitalization ratios at March 31, 2000, and December 31, 1999, follow:

                                              Mar. 31,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      49.8%     49.8%
Notes payable                                   13.0      13.1
Preferred stock                                  4.0       3.9
Common equity                                   33.2      33.2
Total                                          100.0%    100.0%

LG&E's capitalization ratios at March 31, 2000, and December 31, 1999, follow:

                                              Mar. 31,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      40.0%     41.1%
Notes payable                                    8.7       7.9
Preferred stock                                  6.3       6.2
Common equity                                   45.0      44.8
Total                                          100.0%    100.0%

KU's capitalization ratios at March 31, 2000, and December 31, 1999, follow:

                                              Mar. 31,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      44.9%     44.7%
Preferred stock                                  3.3       3.3
Common equity                                   51.8      52.0
Total                                          100.0%    100.0%

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

The potential change in interest expense resulting from changes in base interest rates of the Company's unswapped debt did not change materially in the first quarter of 2000. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially in the first quarter of 2000. The Company's exposure to market risks from changes in commodity prices and foreign exchange rates remained immaterial in the first quarter of 2000.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, LG&E and KU, reference is made to the information under the following items and captions of the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 1999:
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's
Discussion and Analysis of Results of Operations and Financial Condition; Notes 2, 6, 18 and 22 of the Company's Notes to Financial Statements under
Item 8; Notes 3, 12 and 16 of LG&E's Notes to Financial Statements under
Item 8 and Notes 3, 11 and 14 of KU's Notes to Financial Statements under
Item 8. Except as described herein, to date, the proceedings reported in the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

PowerGen Merger Regulatory Filings

On February 28, 2000, the Company announced the signing of a definitive merger agreement with PowerGen plc of the United Kingdom, wherein, upon closing, the Company will become a wholly-owned subsidiary of PowerGen and shareholders of the Company will receive $24.85 per share of Company common stock. The transaction is scheduled to be completed nine to twelve months from announcement, subject to receipt of required regulatory approvals and other conditions to consummation. Applications for approval were filed with the Kentucky Commission, the Virginia State Corporation Commission and the FERC (under the Federal Power Act) in March 2000, and with the SEC (under the Public Utility Holding Company Act of 1935) in April 2000. Approval applications or notice filings will also be made to the Tennessee Regulatory Authority, to the Department of Justice and the Federal Trade Commission (under the Hart-Scott-Rodino Antitrust Improvements Act of 1976) and as required under the "Exon-Florio" US Omnibus Trade and Competitiveness Act of 1988. PowerGen has made standard filings with the United Kingdom Office of Fair Trading under the Fair Trading Act of 1973, which implements a voluntary regulatory regime.

Hearings before the Kentucky Commission were held April 19-21 and submissions of briefs and data requests have been completed. A decision is expected on or about May 15 and the Company will have approximately 23 days from any order in which to file for rehearing, or approximately 33 days in which to file for appeal. While the Company and PowerGen believe that they will receive the requisite regulatory approvals for the merger in sufficient time to complete the transaction on the schedule mentioned above, there can be no assurance as to the timing of such approvals or the ability to obtain such approvals on satisfactory terms or otherwise. See
Item 1, PowerGen Merger and Note 22 to the Company's Notes to Financial Statements under Item 8 of its Annual Report on Form 10-K for the year ended December 31, 1999 for further discussion of this matter.

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

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E Energy Corp.
Registrant


Date:  May 15, 2000             /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  May 15, 2000             /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  May 15, 2000             /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)