Form 10-Q
period 2000-06-30
LG&E ENERGY CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2000-08-14
CIK 861388, 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2000


                                    or


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

                            LG&E Energy Corp.
       129,677,030 shares, without par value, as of July 31, 2000.

                   Louisville Gas and Electric Company
        21,294,223 shares, without par value, as of July 31, 2000, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
        37,817,878 shares, without par value, as of July 31, 2000, all held by LG&E Energy Corp.

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

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Consolidated Statements of Income                   1
            Consolidated Balance Sheets                         3
            Consolidated Statements of Cash Flows               5
            Consolidated Statements of Retained Earnings        7
            Consolidated Statements of Comprehensive Income     8

          Louisville Gas and Electric Company
            Statements of Income                                9
            Balance Sheets                                     10
            Statements of Cash Flows                           12
            Statements of Retained Earnings                    13
            Statements of Comprehensive Income                 14

          Kentucky Utilities Company
            Statements of Income                               15
            Balance Sheets                                     16
            Statements of Cash Flows                           18
            Statements of Retained Earnings                    19

          Notes to Financial Statements                        20

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   27

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          37

                             PART II

Item 1 Legal Proceedings                                       38

Item 4 Submission of Matters to a Vote of Security Holders     39

Item 6 Exhibits and Reports on Form 8-K                        40

       Signatures                                              41

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

REVENUES:
Electric utility               $ 376,606  $ 406,258 $  742,496 $  767,931
Gas utility                       29,979     23,652    118,295     99,431
International and
 non-utility                     199,706    193,747    370,890    355,560
  Net revenues                   606,291    623,657  1,231,681  1,222,922

OPERATING EXPENSES:
Fuel and power purchased         206,509    250,994    409,705    456,082
Gas supply expenses               88,675     56,920    207,903    151,984
Utility operation and
 maintenance                      98,257    115,192    202,115    218,897
International and non-
 utility operation
 and maintenance                  56,210     47,434    104,748     92,398
Depreciation and
 amortization                     56,802     53,479    115,175    108,215
Asset impairment charge
 (Note 4)                         45,000          -     45,000          -
Non-recurring charges
 (Notes 2 and 3)                  14,676          -     35,389          -
  Total operating expenses       566,129    524,019  1,120,035  1,027,576

Equity in earnings
 of unconsolidated
 ventures (Note 6)                10,760     12,051     16,690     33,707

OPERATING INCOME                  50,922    111,689    128,336    229,053

Other income                       5,707      2,611     10,716      8,999
Interest charges and
 preferred dividends              36,919     32,243     71,884     62,763
Minority interest                  4,520      3,842      6,014      5,413

Income before income taxes        15,190     78,215     61,154    169,876

Income taxes                       3,841     28,250     19,923     63,132

Income from continuing
 operations                    $  11,349  $  49,965 $   41,231 $  106,744

                    LG&E Energy Corp. and Subsidiaries
                Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

Income from continuing
 operations                    $  11,349  $  49,965 $   41,231 $  106,744

(Loss) income from disposal of
 discontinued operations, net of
 income tax benefit (expense)
 of $94,476 and ($328)
 (Note 5)                       (155,000)         -   (155,000)       788

NET INCOME (LOSS)              $(143,651) $  49,965 $ (113,769)$  107,532

Average common shares
 outstanding                     129,677    129,677    129,677    129,677

Earnings (loss) per share -
 basic and diluted:
  Continuing operations        $     .09  $     .39  $      .32  $     .82
  (Loss) income from dis-
   posal of discontinued
   operations                      (1.20)       .00       (1.20)       .01

   Total                       $   (1.11) $     .39  $     (.88) $     .83

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2000        1999

CURRENT ASSETS:
Cash and temporary cash investments                  $  57,291  $  91,413
Marketable securities                                    8,558     10,126
Accounts receivable - less reserve                     313,139    318,914
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              82,669     91,931
 Gas stored underground                                 25,340     49,038
 Other                                                  96,186     90,259
Prepayments and other                                   46,955     54,038
 Total current assets                                  630,138    705,719

UTILITY PLANT:
At original cost                                     6,021,543  5,916,905
Less:  reserve for depreciation                      2,603,334  2,503,851
 Net utility plant                                   3,418,209  3,413,054

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in unconsolidated
 ventures (Note 6)                                     243,948    249,455
Non-utility property and plant, net                    430,336    477,442
Other                                                   50,926     25,596
 Total other property and investments                  725,210    752,493

DEFERRED DEBITS AND OTHER ASSETS                       263,805    262,491

Total assets                                        $5,037,362 $5,133,757

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2000        1999

CURRENT LIABILITIES:
Current portion of long-term debt                   $  375,506 $  411,810
Notes payable                                          413,660    449,578
Accounts payable                                       192,382    220,460
Net liabilities of discontinued opera-
 tions (Note 5)                                        291,905    158,222
Other                                                  226,031    248,841
 Total current liabilities                           1,499,484  1,488,911

Long-term debt                                       1,404,441  1,299,415

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 587,722    585,880
Investment tax credit, in
 process of amortization                                81,849     85,828
Regulatory liability                                    96,799    104,795
Other                                                  172,840    182,357
 Total deferred credits and other liabilities          939,210    958,860

Minority interests                                     106,379    109,952

Cumulative preferred stock                             142,640    135,328

COMMON EQUITY:
Common stock, without par value -
 129,677,030 shares outstanding                        777,013    777,013
Other                                                   (1,926)    (1,956)
Retained earnings                                      170,121    366,234
 Total common equity                                   945,208  1,141,291

Total liabilities and capital                       $5,037,362 $5,133,757

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  (113,769)$  107,532
Items not requiring cash currently:
 Depreciation and amortization                         115,175    108,215
 Deferred income taxes - net                            (7,288)    (2,157)
 Asset impairment charge (Note 4)                       45,000          -
 Non-recurring charges (Notes 2 and 3)                  35,389          -
 Loss (income) from disposal of dis-
  continued operations (Note 5)                        155,000       (788)
 Other                                                  (5,530)   (24,170)
Change in net current assets                           (35,224)    40,018
Other                                                  (40,973)    26,223
 Net cash flows from operating activities              147,780    254,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (339)      (652)
Proceeds from sales of securities                        1,635      7,871
Construction expenditures                             (157,273)  (199,770)
Investments in unconsolidated
 ventures (Note 6)                                      (2,125)   (74,498)
Proceeds from sales of investments
 in affiliates (Note 6)                                 22,507     33,821
  Net cash flows from investing activities            (135,595)  (233,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                       187,900    150,000
Retirement of debt                                    (120,913)         -
Short-term borrowings                                5,031,905    756,132
Repayment of short-term borrowings                  (5,070,355)  (813,132)
Issuance of preferred stock                              7,500          -
Redemption of preferred stock                                -     (1,202)
Payment of common dividends                            (82,344)   (79,752)
 Net cash flows from financing activities              (46,307)    12,046

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                      (34,122)    33,691

BEGINNING CASH AND TEMPORARY
 CASH INVESTMENTS                                       91,413    105,604

ENDING CASH AND TEMPORARY
 CASH INVESTMENTS                                  $    57,291 $  139,295

                    LG&E Energy Corp. and Subsidiaries
              Consolidated Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        2000        1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                     $    31,985 $    9,375
  Interest on borrowed money                            52,650     53,857

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Retained Earnings
                       (Unaudited - Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

Balance at beginning
 of period                     $ 354,944  $ 483,970  $ 366,234  $ 466,279
Net income (loss)               (143,651)    49,965   (113,769)   107,532
Cash dividends declared on
 common stock ($.3175, $.3075,
 $.6350 and $.6150 per share)     41,172     39,876     82,344     79,752

Balance at end of period       $ 170,121  $ 494,059  $ 170,121  $ 494,059

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
             Consolidated Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

Net income (loss)              $(143,651)  $ 49,965  $(113,769)  $107,532

Unrealized holding gains (losses)
 on available-for-sale securities
  arising during the period         (205)      (155)      (517)        37

Reclassification adjustment for
 realized gains and (losses) on
 available-for-sale securities
 included in net income               26       (163)        40       (158)

Other comprehensive loss,
 before tax                         (179)      (318)      (477)      (121)

Income tax benefit related to
 items of other comprehensive
 income                               38        110        151         46

Comprehensive income (loss)    $(143,792)  $ 49,757  $(114,095)  $107,457

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

OPERATING REVENUES:
Electric                        $179,752   $190,445   $341,079   $341,286
Gas                               29,979     23,652    118,295     99,431
 Total operating revenues        209,731    214,097    459,374    440,717

OPERATING EXPENSES:
Fuel for electric generation      38,650     39,380     78,576     71,838
Power purchased                   24,346     30,858     46,100     53,884
Gas supply expenses               18,688     13,395     82,082     63,887
Non-recurring charges (Note 3)         -          -      8,141          -
Other operation expenses          30,547     39,457     67,522     79,649
Maintenance                       17,442     20,227     31,323     34,930
Depreciation and amortization     23,901     24,143     48,050     48,285
Federal and state
 income taxes                     14,397     12,079     24,066     21,634
Property and other taxes           4,475      3,962      9,637      8,998
 Total operating expenses        172,446    183,501    395,497    383,105

NET OPERATING INCOME              37,285     30,596     63,877     57,612

Other income                       1,850        234      3,369      1,312
Interest charges                  11,126      8,790     21,816     17,968

NET INCOME                        28,009     22,040     45,430     40,956

Preferred stock dividends          1,317      1,086      2,482      2,176

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 26,692   $ 20,954   $ 42,948   $ 38,780

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2000        1999

UTILITY PLANT:
At original cost                                    $3,125,138 $3,065,839
Less:  reserve for depreciation                      1,267,106  1,215,032
 Net utility plant                                   1,858,032  1,850,807

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,161      1,224

CURRENT ASSETS:
Cash and temporary cash investments                     39,579     54,761
Marketable securities                                    5,527      6,936
Accounts receivable - less reserve                     107,534    113,859
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              15,964     17,350
 Gas stored underground                                 14,648     38,780
 Other                                                  34,919     35,010
Prepayments and other                                    2,996      2,775
 Total current assets                                  221,167    269,471

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,607      5,607
Regulatory assets                                       29,999     31,443
Other                                                   18,682     12,900
 Total deferred debits and other assets                 54,288     49,950

Total assets                                        $2,134,648 $2,171,452

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2000        1999

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      269,179    259,231
Other                                                   (1,184)    (1,025)
 Total common equity                                   693,165    683,376
Cumulative preferred stock                              95,140     95,328
Long-term debt                                         335,600    380,600
 Total capitalization                                1,123,905  1,159,304

CURRENT LIABILITIES:
Current portion of long-term debt                      271,200    246,200
Notes payable                                          131,757    120,097
Accounts payable                                        83,784    113,008
Provision for rate refunds                                   -      8,962
Dividends declared                                      17,817     24,236
Accrued taxes                                           39,632     23,759
Accrued interest                                         6,798      9,265
Other                                                   16,830     15,725
 Total current liabilities                             567,818    561,252

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 261,967    255,910
Investment tax credit, in
 process of amortization                                65,111     67,253
Accumulated provision for pensions
 and related benefits                                   39,454     38,431
Customer advances for construction                       9,965     11,104
Regulatory liability                                    55,080     58,726
Other                                                   11,348     19,472
 Total deferred credits and other liabilities          442,925    450,896

Total capital and liabilities                       $2,134,648 $2,171,452

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  45,430  $  40,956
Items not requiring cash currently:
 Depreciation and amortization                          48,050     48,285
 Deferred income taxes - net                               246     (3,982)
 Investment tax credit - net                            (2,142)    (2,145)
 Other                                                   4,264      3,585
Changes in current assets and liabilities                8,036     10,050
Other                                                   (4,508)     6,319
 Net cash flows from operating activities               99,376    103,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (194)      (495)
Proceeds from sales of securities                        1,520      7,861
Construction expenditures                              (64,560)   (59,757)
 Net cash flows from investing activities              (63,234)   (52,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds                     25,000          -
Retirement of first mortgage and
 pollution control bonds                               (46,083)         -
Short-term borrowings                                1,432,256          -
Repayment of short-term borrowings                  (1,420,596)         -
Payment of dividends                                   (41,901)   (46,257)
 Net cash flows from financing activities              (51,324)   (46,257)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                      (15,182)     4,420

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    54,761     31,730

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $  39,579  $  36,150

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $   4,396  $  16,065
  Interest on borrowed money                            17,876     16,657

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

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

Balance at beginning
 of period                      $258,987   $243,288   $259,231   $247,462
Net income                        28,009     22,040     45,430     40,956
 Subtotal                        286,996    265,328    304,661    288,418

Cash dividends declared on stock:
5% cumulative preferred              269        269        538        538
Auction rate cumulative
 preferred                           681        450      1,210        904
$5.875 cumulative preferred          367        367        734        734
Common                            16,500     22,000     33,000     44,000
 Subtotal                         17,817     23,086     35,482     46,176

Balance at end of period        $269,179   $242,242   $269,179   $242,242

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                   Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

Net income available
 for common stock                $26,692    $20,954    $42,948    $38,780

Unrealized holding losses on
 available-for-sale securities
 arising during the period          (107)      (178)      (266)       (94)

Income tax benefit related
 to unrealized holding
 gains and losses                     43         72        107         38

Comprehensive income             $26,628    $20,848    $42,789    $38,724

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

OPERATING REVENUES              $205,324   $225,794   $423,102   $443,143

OPERATING EXPENSES:
Fuel for electric generation      51,466     49,412    107,081    107,567
Power purchased                   43,464     51,606     82,308     90,923
Non-recurring charges (Note 3)         -          -     11,030          -
Other operation expenses          24,167     31,812     53,015     58,955
Maintenance                       17,078     15,944     31,228     28,464
Depreciation and amortization     24,493     22,158     48,825     44,149
Federal and state
 income taxes                     11,368     16,077     22,734     33,221
Property and other taxes           4,376      3,788      9,216      7,901
 Total operating expenses        176,412    190,797    365,437    371,180

NET OPERATING INCOME              28,912     34,997     57,665     71,963

Other income                       2,654      1,993      3,979      4,162
Interest charges                  10,034      9,233     19,938     18,740

NET INCOME                        21,532     27,757     41,706     57,385

Preferred stock dividends            564        564      1,128      1,128

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 20,968   $ 27,193   $ 40,578   $ 56,257

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2000        1999

UTILITY PLANT:
At original cost                                    $2,896,405 $2,851,066
Less:  reserve for depreciation                      1,336,228  1,288,819
 Net utility plant                                   1,560,177  1,562,247

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           14,688     14,349

CURRENT ASSETS:
Cash and temporary cash investments                        484      6,793
Accounts receivable - less reserve                      96,165     88,549
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              27,980     30,225
 Other                                                  28,015     26,213
Prepayments and other                                    3,106      3,743
 Total current assets                                  155,750    155,523

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 4,665      4,827
Regulatory assets                                       20,787     23,033
Other                                                   26,118     25,111
 Total deferred debits and other assets                 51,570     52,971

Total assets                                        $1,782,185 $1,785,090

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      June 30,    Dec. 31,
                                                        2000        1999

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Retained earnings                                      320,048    329,470
Other                                                     (595)      (595)
 Total common equity                                   627,593    637,015
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         430,830    430,830
 Total capitalization                                1,098,423  1,107,845

CURRENT LIABILITIES:
Current portion of long-term debt                       54,000    115,500
Notes payable                                           29,931          -
Accounts payable                                       144,792    116,546
Provision for rate refunds                               7,981     20,567
Dividends declared                                      25,188     19,150
Accrued taxes                                           34,319     10,502
Accrued interest                                         7,127      7,329
Other                                                   18,285     18,617
 Total current liabilities                             321,623    308,211

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 239,461    243,620
Investment tax credit, in
 process of amortization                                16,738     18,575
Accumulated provision for pensions
 and related benefits                                   48,369     48,285
Regulatory liability                                    41,161     46,069
Other                                                   16,410     12,485
 Total deferred credits and other liabilities          362,139    369,034

Total capital and liabilities                       $1,782,185 $1,785,090

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                            Six Months
                                                              Ended
                                                             June 30,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  41,706  $  57,385
Items not requiring cash currently:
 Depreciation and amortization                          48,825     44,149
 Deferred income taxes - net                            (7,478)    (2,214)
 Investment tax credit - net                            (1,837)    (1,839)
Changes in current assets and liabilities               38,445    (23,820)
Other                                                   (1,049)     7,658
 Net cash flows from operating activities              118,612     81,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                              (48,403)   (44,282)
 Net cash flows from investing activities              (48,403)   (44,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                   69,773          -
Repayment of short-term borrowings                     (39,842)         -
Issuance of pollution control bonds                     12,900          -
Retirement of pollution control bonds                  (74,785)         -
Payment of dividends                                   (44,564)   (37,128)
 Net cash flows from financing activities              (76,518)   (37,128)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       (6,309)       (91)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     6,793     59,071

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $     484  $  58,980

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  19,949  $  30,273
  Interest on borrowed money                            18,654     17,632

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

                        Kentucky Utilities Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

Balance at beginning
 of period                      $324,080   $310,231   $329,470   $299,167
Net income                        21,532     27,757     41,706     57,385
Subtotal                         345,612    337,988    371,176    356,552

Cash dividends declared on stock:
4 75% preferred                      237        237        475        475
6.53% preferred                      327        327        653        653
Common                            25,000     18,000     50,000     36,000
 Subtotal                         25,564     18,564     51,128     37,128

Balance at end of period        $320,048   $319,424   $320,048   $319,424

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Louisville Gas and Electric Company
                        Kentucky Utilities Company

                      Notes to Financial Statements
                               (Unaudited)

1. The unaudited consolidated financial statements include the accounts of LG&E Energy Corp. and its wholly-owned subsidiaries. In the opinion of management, all adjustments, including those of a normal recurring nature, have been made to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

   See the Company's, LG&E's and KU's Reports on Form 10-K for 1999 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Company.

2. On February 28, 2000, the Company announced that its Board of Directors accepted an offer to be acquired by Powergen for cash of approximately $3.2 billion or $24.85 per share and the assumption of $2.2 billion of the Company's debt. Pursuant to the acquisition agreement, among other things, LG&E Energy will become a wholly owned subsidiary of Powergen and its U.S. headquarters. The Utility Operations of the Company will continue their separate identities and serve customers in Kentucky and Virginia under their present names. The preferred stock and debt securities of the Utility Operations will not be affected by this transaction. The acquisition is expected to close 9 to 12 months from the announcement, shortly after all of the conditions to consummation of the acquisition are met. It is possible that the remaining regulatory approvals may be received in time to permit a closing during the fourth quarter of 2000. Those conditions include, without limitation, the approval of the holders of a majority of the outstanding shares of common stock of each of LG&E Energy and Powergen, the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals of various regulators in Kentucky and Virginia under state utility laws, the approval of the FERC under the FPA, the approval of the SEC under the PUHCA of 1935, and the filing of requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and with the Committee on Foreign Investment in the United States under the Exon-Florio Provisions of the Omnibus Trade and Competitiveness Act of 1988 (E-F Act) and the expiration of all applicable waiting periods thereunder. The Company expensed approximately $14.7 million and $15.4 million related to the Powergen transaction during the three- and six-month periods ended June 30, 2000, respectively. The foregoing description of the acquisition does not purport to be complete and is qualified in its entirety by reference to LG&E Energy's current reports on Form 8-K, filed February 29, 2000, with the SEC.

   Through mid-August 2000, a number of approval steps have been completed by the Company and Powergen. Shareholders of the Company and of Powergen approved the merger transaction in separate meetings held in June 2000. Further, approvals were received from the Kentucky Commission in May 2000, the FERC in June 2000 and the Virginia Commission in July 2000. The parties submitted the requisite filings under the HSR Act and the E-F Act in late July and early August 2000, respectively, which trigger 30 day waiting periods due to expire in late August and early September, respectively, absent any further inquiry or investigation by the applicable regulatory authority.

   The parties' joint application for approval to the SEC under PUHCA was submitted in April 2000. While the Company and Powergen believe that they will receive the requisite regulatory approvals for the merger in sufficient time to complete the transaction on the schedule mentioned above, there can be no assurance as to the timing of such approvals or the ability to obtain such approvals on satisfactory terms or otherwise.

3. During the first quarter 2000, the Company took a $12.1 million ($.09) after-tax charge for the continued "One Utility" integration of the operations of LG&E and KU including their customer service centers and certain administrative elements of their retail electric and gas distribution operations. The result of this consolidation was the elimination of approximately 400 positions most of which were taken by employees through the Company's voluntary enhanced severance program.

4. The Company previously announced its intention to sell its natural gas gathering and processing business in the near term. Information gathered to date indicates that the Company will realize proceeds from the sale of this business below carrying value. As a result, the Company recorded a pretax impairment charge of $45 million in the second quarter of 2000 to reduce the carrying value of this business to more appropriately reflect net realizable value.

5. Effective June 30, 1998, the Company discontinued its merchant energy trading and sales business. This business consisted primarily of a portfolio of energy marketing contracts entered into in 1996 and early 1997, nationwide deal origination and some level of speculative trading activities, which were not directly supported by the Company's physical assets. The Company's decision to discontinue these operations was primarily based on the impact that volatility and rising prices in the power market had on its portfolio of energy marketing contracts. Exiting the merchant energy trading and sales business enabled the Company to focus on optimizing the value of physical assets it owns or controls, and reduced the earnings impact on continuing operations of extreme market volatility in its portfolio of energy marketing contracts. The Company continues to settle commitments that obligate it to buy and sell natural gas and electric power. If the Company is unable to dispose of these commitments or assets it will continue to meet its obligations to buy and sell natural gas and electric power under the terms of the contracts until disposition or expiration. The Company, however, has maintained sufficient market knowledge, risk management skills, technical systems and experienced personnel to maximize the value of power sales from physical assets it owns or controls, including LG&E, KU and WKE.

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

   In the second quarter of 2000, the Company increased its after-tax accrued loss on disposal of discontinued operations by an additional $155 million primarily to reflect the most recent OPC load forecast, coupled with the increased demand experienced this summer, and new price forecasts for the OPC and other long-term contracts. Although the Company used what it believes to be appropriate estimates for future energy prices, among other factors, to calculate the net realizable value of discontinued operations, there are inherent limitations in models to accurately predict future commodity prices, load demands and other events that could impact the amounts recorded by the Company.

   Operating results for the discontinued merchant energy trading and sales business follow.
                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2000       1999       2000        1999

   Revenues                     $106,878   $156,345   $181,576   $289,782
   Loss before taxes             (32,944)   (25,468)   (43,559)   (37,544)
   Income (loss) from
     discontinued oper-
     ations, net of in-
     come taxes                  (20,469)   (16,692)   (27,063)   (20,480)

   Net assets of discontinued operations at June 30, 2000, follow.

   Accounts receivable                    $  44,249
   Price risk management assets              28,346
   Accounts payable                         (77,633)
   Other assets and liab-
     ilities, net                            16,070

   Net assets before balance
     of reserve for discontinued
     operations                              11,032

   Accrued loss on disposal
     of discontinued operations,
     net of income tax benefit
     of $184,647                           (302,937)

   Net liabilities of discon-
     tinued operations                    $(291,905)

   Total pretax charges against the accrued loss on disposal of discontinued operations through June 30, 2000, include $288.6 million for commitments prior to disposal, $69.6 million for transaction settlements, $11.1 million for goodwill, and $36.5 million for other exit costs. While the Company has been successful in settling portions of its discontinued operations, significant assets, operations and obligations remain. The Company continues to manage the remaining portfolio and believes it has hedged certain of its future obligations through various power purchase commitments and planned construction of physical assets. Management cannot predict the ultimate effectiveness of these hedges.

   The pretax net fair value of the remaining commitments as of June 30, 2000, are currently estimated to be approximately $112 million in 2000, $61 million to $98 million each year in 2001 through 2004 and $17 million in the aggregate thereafter.

   As of June 30, 2000, the Company's discontinued operations were under various contracts to buy and sell power and gas with net notional amounts of 24.4 million Mwh's of power and 24.9 million Mmbtu's of natural gas with a volumetric weighted-average period of approximately 34 and 38 months, respectively. These notional amounts are based on estimated loads since various commitments do not include specified firm volumes. The Company is also under contract to buy or sell coal and SO2 allowances in support of its power contracts. Notional amounts reflect the nominal volume of transactions included in the Company's price risk management commitments, but do not reflect actual amounts of cash, financial instruments, or quantities of the underlying commodity which may ultimately be exchanged between the parties.

   As of July 27, 2000, the Company estimates that a $1 change in electricity prices and a 10-cent change in natural gas prices across all geographic areas and time periods could change the value of the Company's remaining energy portfolio by approximately $10.8 million. In addition to price risk, the value of the Company's remaining energy portfolio is subject to operational and event risks including, among others, increases in load demand, regulatory changes, and forced outages at units providing supply for the Company. As of July 27, 2000, the Company estimates that a 1% change in the forecasted load demand could change the value of the Company's remaining energy portfolio by $11.7 million.

   The Company's discontinued operations maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of June 30, 2000, over 94% of the Company's price risk management commitments were with counterparties rated BBB equivalent or better. As of June 30, 2000, six counterparties represented 76% of the Company's price risk management commitments.

6. In March 2000, the Company sold its interest in CEC-APL L.P., a partnership in which the Company owned a 49% interest, for approximately $18 million. This sale resulted in a pretax gain of approximately $2 million. In June 2000, the Company sold its interest in KUCC Cleburne Corporation, through which the Company owned a minority interest in one of the Tenaska limited partnerships, for $4.6 million. This sale resulted in a pretax gain of approximately $1.3 million.

7. In March 2000, the 2000 Kentucky General Assembly passed House Bill 897 that established requirements for cost allocations, affiliate transactions and a code of conduct governing the relationship between utilities and their non-utility operations and affiliates. Management does not expect this matter to have a material adverse effect on the Company's financial position or results of operations.

   In March 2000, LG&E filed a Notice and Statement with the Kentucky Commission requesting an adjustment in LG&E's gas rates. LG&E asked for a general adjustment in gas rates for a test year for the twelve months ended December 31, 1999. The revenue increase applied for was $26.4 million. The Commission subsequently suspended the effective date of the proposed new tariffs, and held hearings August 2, 2000, through August 4, 2000. Under Kentucky law the Commission must issue a decision on LG&E's application no later than September 28, 2000.

   In May 2000, the Court upheld the Commission's February 1999 order that LG&E make FAC refunds, but reversed the Commission's determination that it was not appropriate to require LG&E to pay interest on the amounts to be refunded. The Court remanded the case to the Commission for a determination of whether interest should be awarded to compensate ratepayers for LG&E's use of the money to be refunded. On June 2, 2000, LG&E filed a Notice of Appeal to the Kentucky Court of Appeals from the Franklin Circuit Court decision.

   In June 2000, the Commission acknowledged that the PBR Order issued in January 2000 contained errors and issued its Orders on rehearing which revised the rate reductions it had previously ordered. LG&E's rate reduction was lowered to $26.3 million, and KU's reduction was lowered to $30.4 million. No parties filed appeals from the Commission's orders within the time allowed by statute.

8. In May 2000, LG&E and KU issued new variable-rate pollution-control bonds for $25 million and $12.9 million, respectively. At June 30, 2000, the interest rates paid on the bonds equaled 4.40% for LG&E and 4.45% for KU. The new bonds replaced LG&E's 7.45% Series P bonds and KU's 7.375% Series 7 and 7.60% Series 7 bonds. LG&E and KU called the old bonds in June 2000.

   In June 2000, Capital Corp. issued $150 million of floating-rate medium-term notes due June 2001. The notes bear an interest rate of 7.4925% through September 18, 2000, and a rate equal to the three-month LIBOR plus 70 basis points thereafter.

   In August 2000, LG&E issued $83.3 million of variable-rate pollution-control bonds. At August 9, 2000, the interest rates paid on the bonds equaled 4.40%. The new bonds replaced LG&E's 7.625% Series Q bonds. LG&E fully defeased the Series Q bonds on August 9, 2000.

9. External and intersegment revenues and income from continuing operations by business segment for the three months ended June 30, 2000, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $175,420   $  4,333   $ 26,773
   LG&E gas                       29,979          -        (80)
   KU electric                   201,186      4,139     20,968
   Independent Power
     Operations                    5,938          -      8,037
   Western Kentucky
     Energy                       66,975          -      3,002
   Argentine Gas
     Distribution                 49,017          -      6,723
   Other Capital Corp.            77,776          -    (37,073)
   All Other                           -     (8,472)   (17,001)

   Consolidated                 $606,291   $      -   $ 11,349

   External and intersegment revenues and income from continuing operations by business segment for the six months ended June 30, 2000, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric              $  330,539   $ 10,540   $ 43,078
   LG&E gas                      118,295          -       (129)
   KU electric                   411,957     11,146     40,578
   Independent Power
     Operations                   10,614          -     14,864
   Western Kentucky
     Energy                      127,729          -      2,501
   Argentine Gas
     Distribution                 79,759          -      5,992
   Other Capital Corp.           152,788          -    (47,063)
   All Other                           -    (21,686)   (18,590)

   Consolidated               $1,231,681   $      -   $ 41,231

   External and intersegment revenues and income from continuing operations by business segment for the three months ended June 30, 1999, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $185,519   $  4,927   $ 20,740
   LG&E gas                       23,652          -        213
   KU electric                   220,739      5,055     27,193
   Independent Power
     Operations                    6,197          -      7,097
   Western Kentucky
     Energy                       69,050          -       (464)
   Argentine Gas
     Distribution                 45,146          -      4,796
   Other Capital Corp.            73,354          -     (6,484)
   All Other                           -     (9,982)    (3,126)

   Consolidated                 $623,657   $      -   $ 49,965

   External and intersegment revenues and income from continuing operations by business segment for the six months ended June 30, 1999, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric              $  333,845   $  7,441   $ 38,353
   LG&E gas                       99,431          -        427
   KU electric                   434,086      9,057     56,257
   Independent Power
     Operations                   13,101          -     21,277
   Western Kentucky
     Energy                      129,028          -     (1,488)
   Argentine Gas
     Distribution                 74,943          -      5,153
   Other Capital Corp.           138,488          -     (5,596)
   All Other                           -    (16,498)    (7,639)

   Consolidated               $1,222,922   $      -   $106,744

10.Reference is made to Part II, Legal Proceedings, below and Part I, Item
   3, Legal Proceedings, of the Company's, LG&E's and KU's (and Notes 18 and 22 of the Company's Notes to Financial Statements) Annual Reports on Form 10-K for the year ended December 31, 1999, and Part II, Item 1, Legal Proceedings, of the Form 10-Q for the quarter ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

The Company's principal subsidiaries are LG&E, an electric and gas utility, KU, an electric utility, LEM and Capital Corp., the holding company for all non-utility investments other than trading operations. LG&E's and KU's results of operations and liquidity and capital resources are important factors affecting the Company's consolidated results of operations and capital resources and liquidity.

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

              Three Months Ended June 30, 2000, Compared to
                     Three Months Ended June 30, 1999

The Company's primary and diluted earnings per share from continuing operations decreased to $.09 in 2000 from $.39 in 1999. The decrease resulted from an asset impairment charge taken on the Company's natural gas gathering and processing business ($.21) and from recording expenses related to the Powergen acquisition ($.09). Excluding these nonrecurring items, earnings per share from continuing operations remained unchanged at $.39 as higher earnings at LG&E and WKE offset lower earnings at KU, an increase in corporate expenses, and higher interest expense at Capital Corp.

Including discontinued operations, the Company incurred a loss of $1.11 per share in the second quarter of 2000. These results include a $155 million (after tax) charge related to an adjustment of the Company's reserve for discontinued operations, primarily reflecting the most recent OPC load forecast, coupled with the increased demand experienced this summer, and new price forecasts for the OPC and other long-term contracts.

LG&E Results:

LG&E's net income increased $6.0 million (27%) for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, primarily because of lower operations and maintenance expenses. These expense savings were partially offset by a decrease in electric retail rates ordered by the Kentucky Commission.

A comparison of LG&E's revenues for the quarter ended June 30, 2000, with the quarter ended June 30, 1999, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                      $    664     $4,022
 Environmental cost recovery surcharge                    (310)         -
 Performance based rate reduction                       (1,096)         -
 Electric rate reduction                                (5,398)         -
 Merger surcredit                                         (481)         -
 Variation in sales volume, etc.                         3,186        806

 Total retail sales                                     (3,435)     4,828

Sales for resale                                        (7,958)     1,733
Gas transportation - net                                     -        (26)
Other                                                      700       (208)

Total                                                $(10,693)     $6,327

In January 2000, the Kentucky Commission ordered the termination of LG&E's proposed PBR mechanism. As a result, LG&E refunded certain amounts collected from its customers during the nine months ended March 31, 2000.

The electric rate reduction resulted from the Kentucky Commission's January 2000 PBR order reducing LG&E's base electric rates.

Electric sales for resale decreased $8 million due to decreases in brokered sales activities.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation decreased $.7 million (2%) for the quarter because of a lower cost of coal burned ($.9 million) partially offset by an increase in volume of generation ($.2 million). Gas supply expenses increased $5.3 million (40%) due to an increase in the volume of gas delivered to the distribution system ($2.6 million) and an increase in net gas supply cost ($2.7 million).

Power purchased decreased $6.5 million primarily because of a decrease in brokered sales activities ($10.1 million), partially offset by increased purchases to support sales to other utilities ($3.6 million).

Other operations expenses decreased $8.9 million (22.5%) in 2000, as compared to 1999, primarily as a result of lower administrative expenses ($6.8 million) and steam production costs ($2 million).

Maintenance expenses decreased $2.8 million (13.8%) in 2000 mainly due to decreases in scheduled outages at the Mill Creek and Cane Run generating stations ($2.8 million).

Other income and deductions increased $1.6 million (690%) due to gains on the sale of non-utility property.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges increased $2.3 million (27%) due to increased borrowings through the issuance of commercial paper.

KU Results:

KU's net income decreased $6.2 million (23%) for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. The decrease was mainly due to retail rate reductions ordered by the Kentucky Commission early this year and lower wholesale sales.

A comparison of KU's revenues for the quarter ended June 30, 2000, with the quarter ended June 30, 1999, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Sales to ultimate consumers:
 Fuel supply adjustments                              $ (1,707)
 Environmental cost recovery surcharge                  (1,342)
 Performance based rate reduction                         (839)
 Merger surcredit                                         (299)
 Electric rate reduction                                (8,061)
 Variation in sales volume, etc.                         6,846

 Total retail sales                                     (5,402)

Wholesale sales                                        (18,060)
Other                                                    2,992
Total                                                 $(20,470)

The environmental cost recovery surcharges are costs recovered from retail customers for investments KU made in facilities for compliance with clean air regulations. As shown above, KU recovered $1.3 million less as compared with the same quarter 1999.

In January 2000, the Kentucky Commission ordered the termination of KU's proposed PBR mechanism. As a result, KU refunded certain amounts collected from its customers during the nine months ended March 31, 2000.

The electric rate reduction resulted from the Kentucky Commission's January 2000 PBR order reducing KU's base electric rates.

On May 4, 1998, LG&E Energy and KU Energy merged. As a result of merger, the Kentucky Commission approved a surcredit for savings achieved from the merger to be passed to the ultimate consumer over a five-year period. The reduction to retail sales for the merger surcredit is a reflection of that rate reduction.

The variation in sales volumes for the quarter ended June 30, 2000, compared with the quarter ended June 30, 1999, is attributable to higher volumes resulting from cooler weather early in the quarter and warmer weather at the end of the quarter.

The decrease in wholesale sales is due to fewer brokered sales marketing opportunities and the reduced availability of power because of planned outages at the electric generating plants.

Fuel for electric generation comprises a large segment of KU's total operating expenses. KU's electric rates contain an FAC, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia Commission, and the FERC.

Fuel for electric generation increased $2.1 million (4%) for the quarter because of an increase in generation ($.5 million) and the cost of coal burned ($1.5 million).

Power purchased decreased $8.1 million (16%) because there were fewer opportunities in the brokered sales market as mentioned above.

Other operating expenses decreased by $7.6 million (24%). The decrease was mainly attributable to lower administrative and general expenses ($4.8 million) as well as decreased customer service and information expenses ($1.3 million), which were the result of further integration of customer functions.

Maintenance expenses increased by $1.1 million (7%) due to increased maintenance at the generating plants ($2.5 million) offset by decreases in transmission maintenance ($1.0 million) and distribution maintenance ($.3 million).

Depreciation and amortization increased due to additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income.

LG&E Capital Corp. and Other Results:

Power Operations

Power Operations' equity in earnings of unconsolidated ventures decreased from $8.6 million in 1999 to $6.5 million in 2000. The decrease reflects proceeds received from bankruptcy settlements related to the Company's windpower partnerships in the second quarter of 1999.

Power Operations' other income increased from $.1 million expense in 1999 to $1.4 million income in 2000. The increase resulted from recognizing a gain on the sale of KUCC Cleburne in the second quarter of 2000. Interest income increased from $2.4 million in 1999 to $3.7 million in 2000 due to an increase in cash resulting from asset sales.

Western Kentucky Energy

WKE's revenues decreased from $69.1 million in 1999 to $67.0 million in 2000 due mainly to lower off-system sales. WKE's cost of revenues decreased from $41.3 million in 1999 to $35.8 million in 2000 due to a decrease in purchased power.

WKE's operation and maintenance expenses decreased from $26.6 million in 1999 to $24.3 million in 2000 due mainly to a decrease in payroll-related benefits expenses.

Argentine Gas Distribution

The Argentine Gas Distribution companies' net income increased from $4.8 million in 1999 to $6.7 million in 2000 due mainly to an increase in net revenues and higher equity in the earnings of Gas BAN.

Other

Other revenues increased from $73.4 million in 1999 to $77.8 million in 2000. The increase resulted from acquiring CRC-Evans in July 1999 and from increased sales in the Company's natural gas gathering and processing business, partially offset by a decrease in Retail Access Services' revenues and lower energy marketing revenues.

Other cost of revenues decreased from $64.8 million in 1999 to $62.3 million in 2000. The decrease resulted from a decrease at Retail Access Services and lower energy marketing cost of revenues, partially offset by an increase resulting from acquiring CRC-Evans in July 1999 and increased sales in the Company's natural gas gathering and processing business.

The Company recorded asset-impairment and other non-recurring charges totaling $59.7 million during the second quarter of 2000. See Notes 2 and 4 of Notes to Financial Statements under Item 1 for more information.

Other income for Capital Corp. and Other increased from $1.3 million in 1999 to $2.7 million in 2000. The increase resulted from recognizing the gain on the sale of the Company's interest in KUCC Cleburne in the second quarter of 2000.

Capital Corp. and Other interest expense increased from $13.0 million in 1999 to $14.6 million in 2000. The increase resulted from funding discontinued operations, corporate operating expenses, and the Gas BAN and CRC acquisitions. The Company's consolidated effective income tax rate decreased from 36.1% in 1999 to 25.3% in 2000 due to an increase in investment and wind tax credits as a percent of pretax income.

               Six Months Ended June 30, 2000, Compared to
                      Six Months Ended June 30, 1999

The Company's primary and diluted earnings per share from continuing operations decreased to $.32 in 2000 from $.82 in 1999. The decrease resulted from an asset impairment charge taken on the Company's natural gas gathering and processing business ($.21), recognizing expenses associated with the integration of the Company's two utilities ($.09), and from recording expenses related to the Powergen acquisition ($.09). Excluding these nonrecurring items, earnings per share from continuing operations decreased from $.82 in 1999 to $.71 in 2000. This decrease resulted from lower earnings at KU, decreases resulting from recognizing one-time items in 1999, a decrease resulting from acquiring CRC-Evans in July 1999, and higher interest expense at Capital Corp. Higher earnings at LG&E and WKE partially offset these decreases. The one-time items recognized in 1999 consisted of a gain on the sale of the Company's interest in the Rensselaer project, proceeds from bankruptcy settlements related to the Company's windpower partnerships, and fees related to the development of an independent power project in Gregory, Texas.

LG&E Results:

LG&E's net income increased $4.5 million (11%) for the first six months of 2000, as compared to the first six months of 1999, primarily because of lower operations and maintenance expenses, a decrease in power purchased and an increase in electric sales to other utilities. These expenses are partially offset by a decrease in electric rates, a decline in brokered sales transactions, a nonrecurring net of tax charge of $4.9 million for costs associated with further integration of KU and LG&E, and the reversal of various rate refunds of $1.4 million net of tax. Excluding the one-time charges for the One-Utility Program and the reversal of provisions for certain rate refunds, LG&E's net income would have increased $8.0 million.

A comparison of LG&E's revenues for the six months ended June 30, 2000, with the six months ended June 30, 1999, excluding the reversal of provisions for certain rate refunds of $2.3 million, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                      $ (1,820)   $14,029
 Environmental cost recovery surcharge                    (724)         -
 Performance based rate reduction                       (2,275)         -
 Electric rate reduction                                (7,005)         -
 Merger surcredit                                         (931)         -
 Variation in sales volume, etc.                         1,687     (1,638)

 Total retail sales                                    (11,068)    12,391

Sales for resale                                         7,828      6,453
Gas transportation - net                                     -        163
Other                                                      689       (143)

Total                                                 $ (2,551)   $18,864

In January 2000, the Kentucky Commission ordered the termination of LG&E's proposed PBR mechanism. As a result, LG&E refunded certain amounts collected from its customers during the nine months ended March 31, 2000.

The electric rate reduction resulted from the Kentucky Commission's January 2000 PBR order reducing LG&E's base electric rates.

Sales for resale increased due to increased sales to other utilities.

Fuel for electric generation increased $6.7 million (9%) for the six months because of an increase in generation ($11 million) partially offset by lower cost of coal burned ($4.3 million).

Gas supply expenses increased $18.2 million (28%) due to an increase in gas prices ($19.2 million) partially offset by a decrease in the volume of gas delivered to the distribution system ($1 million).

Power purchased decreased $7.8 million primarily because of a decrease in brokered sales activities ($13.1 million), partially offset by increased sales to other utilities ($5.3 million).

Other operation expenses decreased $4 million (5%) primarily as a result of lower administrative expenses ($10.3 million) and steam production costs ($1.3 million) partially offset by a one-time expense of $8.1 million for the Company's One-Utility Program.

Maintenance expenses for the first six months of 2000 decreased $3.6 million (10%) primarily due to decreases in scheduled outages at the Mill Creek and the Cane Run generating stations ($4.3 million), and electric distribution maintenance ($1.1 million), partially offset by increased software maintenance costs ($1.9 million).

Other income and deductions increased $2.1 million (157%) due to gains on the sale of non-utility property.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges increased $3.8 million (21%) due to the issuance of commercial paper.

KU Results:

KU's net income decreased $15.7 million (28%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease was partially due to a non-recurring charge of $6.6 million, after tax, made in the first quarter of 2000 for costs associated with further integration of KU and LG&E. Excluding this non-recurring charge, net income decreased $9.2 million, mainly due to rate reductions ordered by the Kentucky Commission early in 2000 and lower wholesale sales.

A comparison of KU's revenues for the six months ended June 30, 2000, with the six months ended June 30, 1999, and reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Sales to ultimate consumers:
 Fuel supply adjustments                              $   (840)
 Environmental cost recovery surcharge                  (2,614)
 Performance based rate reduction                       (1,732)
 Merger surcredit                                         (733)
 Electric rate reduction                               (12,140)
 Variation in sales volume, etc.                        12,119

 Total retail sales                                     (5,940)

Wholesale sales                                        (16,751)
Other                                                    2,651
Total                                                 $(20,040)

The environmental cost recovery surcharges are costs recovered from retail customers for investments KU made in facilities for compliance with clean air regulations. As shown above, KU recovered $2.6 million less for the six months ended June 30, 2000 as compared with the six months ended June 30, 1999.

In January 2000, the Kentucky Commission ordered the termination of KU's proposed PBR mechanism. As a result, KU refunded certain amounts collected from its customers during the nine months ended March 31, 2000.

The electric rate reduction resulted from the Kentucky Commission's January 2000 PBR order reducing KU's base electric rates.

On May 4, 1998, LG&E Energy and KU Energy merged. As a result of merger, the Kentucky Commission approved a surcredit for savings achieved from the merger to be passed to the ultimate consumer over a five-year period. The reduction to retail sales for the merger surcredit is a reflection of that rate reduction.

Variation in sales volumes is mainly due to higher volumes this year as compared to the same period last year. The higher volumes (288,137 Mwh) are attributable to an increase in the number of customers served as well as warmer weather this period as compared to the same period last year.

The decrease in wholesale sales is due to fewer brokered sales marketing opportunities and the reduced availability of power because of planned outages at the electric generating plants.

Fuel for electric generation decreased $0.5 million (.5%) because of a decrease in generation ($1.0 million) which was partially offset by the increased cost of coal burned ($.5 million).

Power purchased decreased $8.6 million (9.5%) because there were fewer opportunities in the brokered sales market as mentioned above.

Non-recurring charges of $6.6 million, after tax, include the costs associated with the Company's One-Utility Program.

Other operating expenses decreased by $5.9 million (10%). The decrease was mainly attributable to a decrease in administration and general expenses ($4.2 million) and customer service and information expenses ($1.1 million).

Maintenance expenses increased by $2.7 million (10%) due to increased maintenance at the steam generating plants ($3.4 million) which was offset by decreases in transmission ($1.1 million) and distribution ($.5 million) maintenance.

Depreciation and amortization increased due to additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income.

LG&E Capital Corp. and Other Results:

Power Operations

Power Operations' revenues decreased from $13.1 million in 1999 to $10.6 million in 2000. The decrease resulted mainly from recognizing revenues in 1999 related to the Rensselaer project, which the Company sold in March 1999.

Power Operations' operation and maintenance expense decreased from $5.5 million in 1999 to $3.4 million in 2000. The decrease resulted primarily from writing off assets related to the Rensselaer project in 1999.

Power Operations' equity in earnings of unconsolidated ventures decreased from $30.0 million in 1999 to $12.2 million in 2000, due to recognizing a pretax gain of $15.4 million on the sale of the Rensselaer project in 1999 and to receiving proceeds from bankruptcy settlements related to the Company's windpower partnerships in the second quarter of 1999.

Western Kentucky Energy

WKE's revenues decreased from $129.0 million in 1999 to $127.7 million in 2000 due mainly to lower off-system sales, partially offset by higher sales to industrial customers. WKE's cost of revenues decreased from $77.0 million in 1999 to $71.0 million in 2000 due to a decrease in purchased power.

WKE's operation and maintenance expenses decreased from $50.6 million in 1999 to $48.8 million in 2000 due mainly to a decrease in payroll-related benefits expenses. WKE's depreciation and amortization expense increased from $1.5 million in 1999 to $2.9 million in 2000 due to increased expenditures for information systems conversions.

WKE's interest income increased from $.4 million in 1999 to $1.4 million in 2000 due to an increase in the note receivable from Big Rivers.

Argentine Gas Distribution

The Argentine Gas Distribution companies' net income increased from $5.2 million in 1999 to $6.0 million in 2000 due mainly to an increase in net revenues and higher equity in the earnings of Gas BAN.

Other

Other revenues increased from $138.5 million in 1999 to $152.8 million in 2000. The increase resulted from acquiring CRC-Evans in July 1999 and from increased sales in the Company's natural gas gathering and processing business, partially offset by a decrease in Retail Access Services' revenues and lower energy marketing revenues. Fees received in 1999 related to the development of an independent power project in Gregory, Texas, partially offset the increases also.

Other cost of revenues increased from $112.7 million in 1999 to $123.0 million in 2000. The increase resulted from acquiring CRC-Evans in July 1999 and from increased sales in the Company's natural gas gathering and processing business, partially offset by a decrease at Retail Access Services and lower energy marketing cost of revenues.

The Company recorded asset-impairment and other non-recurring charges totaling $80.4 million during the six months ended June 30, 2000. See Notes 2, 3 and 4 of Notes to Financial Statements under Item 1 for more information.

Other income for Capital Corp. and Other increased from $4.6 million in 1999 to $6.9 million in 2000. The increase resulted from recognizing the gain on the sale of the Company's interest in KUCC Cleburne in the second quarter of 2000 and the gain on the sale of the Company's interest in CEC-APL L.P. in the first quarter of 2000. Higher interest income also contributed to the increase. Decreases resulting from payments received in 1999 related to the Rensselaer sale and the initial settlement of a claim on an undeveloped independent power project in California partially offset the increases.

Capital Corp. and Other interest expense increased from $23.2 million in 1999 to $27.8 million in 2000. The increase resulted from funding discontinued operations, corporate operating expenses, and the Gas BAN and CRC acquisitions. The Company's consolidated effective income tax rate decreased from 37.2% in 1999 to 32.6% in 2000 due to an increase in investment and wind tax credits as a percent of pretax income.

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

Construction expenditures for the six months ended June 30, 2000, of $157.3 million were financed with internally generated funds and commercial paper.

The Company's combined cash and marketable securities balance decreased $35.7 million during the six months ended June 30, 2000. The decrease reflects construction expenditures and dividends paid, partially offset by cash flows from operations, proceeds received from sales of investments in affiliates, and a net increase in debt.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decrease in accounts receivable during the six months ended June 30, 2000, resulted mainly from seasonal fluctuations at LG&E and WKE, and a decrease in the balance at Retail Access Services, partially offset by seasonal fluctuations at the Company's natural gas gathering and processing business and an increase in Centro's balance. The decrease in accounts payable resulted mainly from seasonal fluctuations at LG&E, KU and WKE, and a decrease in the balance at Retail Access Services, partially offset by seasonal fluctuations at the Company's natural gas gathering and processing business and an increase in Centro's balance. The decrease in gas stored underground resulted from seasonal fluctuations at LG&E.

The decrease in non-utility property and plant resulted from recording an impairment charge in the second quarter of 2000. See Note 4 of Notes to Financial Statements under Item 1 for more information. The increase in other property and investments resulted from expenditures related to the purchase of combustion turbines by Capital Corp.

The increase in net liabilities of discontinued operations resulted from an increase in the Company's accrued loss on disposal of discontinued operations.

Long-term debt (including current portion) increased by $68.7 million due to Capital Corp.'s issuing $150 million of medium-term notes in June 2000, partially offset by LG&E's redeeming its first mortgage bonds 7.5% series due July 1, 2002, in January 2000, and by KU's redeeming its Series Q 5.95% bonds due June 15, 2000, in June 2000.

At June 30, 2000, unused capacity under the Company's lines of credit totaled $469.3 million after considering commercial paper support and approximately $47.0 million in letters of credit securing on- and off-balance sheet commitments. KU maintains an uncommitted borrowing facility of $100 million.

Standard and Poor's downgraded LG&E's, KU's and Capital Corp.'s debt ratings on February 28, 2000. The downgrades reflect S&P's opinion of the credit quality of the Companies following the impact of the Kentucky Commission rate reduction and the OPC decision. S&P, Moody's and Fitch continue to have the debt of the Companies on credit watch pending review of the financial condition following consummation of the merger of the Company with Powergen.

In July 2000, Fitch (formerly Duff and Phelps) downgraded the long-term debt of Capital Corp. to BBB+ following the announcement of the increase in the discontinued operations reserve. Also during the second quarter of 2000, Capital Corp.'s commercial paper rating changed from D-1- to F-2 as a result of the merger of Fitch and Duff and Phelps.

Also in July 2000, the Company announced plans to build up to ten natural gas fired combustion turbines. The Company will build the turbines in Kentucky and Georgia to meet the native load commitments of its two utilities and to mitigate its exposure related to the OPC contract. The Company has not arranged, but has under consideration, several possible methods of financing the construction of the turbines, including the use of new short- or long-term credit facilities or the use of project or lease financing.

Certain of Capital Corp.'s long-term debt agreements require the Company to maintain a debt-to-capitalization ratio not greater than 65%. The Company's debt-to-capitalization ratio at June 30, 2000, as defined in those agreements, equaled an amount just under 65%. Capital Corp. is pursuing a variety of actions to avoid any event of default under the agreements, including selling the gas facilities business and certain asset securitization programs to reduce working capital requirements and debt, and is working with the financial institutions to obtain standstill agreements or waivers of the 65% debt-to-capitalization limit.

The Company's capitalization ratios follow:

                                              June 30,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      54.3%     49.8%
Notes payable                                   12.6      13.1
Preferred stock                                  4.3       3.9
Common equity                                   28.8      33.2
Total                                          100.0%    100.0%

LG&E's capitalization ratios follow:

                                              June 30,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      39.7%     41.1%
Notes payable                                    8.6       7.9
Preferred stock                                  6.2       6.2
Common equity                                   45.5      44.8
Total                                          100.0%    100.0%

KU's capitalization ratios follow:

                                              June 30,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      41.0%     44.7%
Notes payable                                    2.5       0.0
Preferred stock                                  3.4       3.3
Common equity                                   53.1      52.0
Total                                          100.0%    100.0%

For a description of certain contingencies that may affect the Company, LG&E and KU, reference is made to Part II herein - Item 1, Legal
Proceedings.

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

The potential change in interest expense resulting from changes in base interest rates of the Company's unswapped debt did not change materially during the three- and six-month periods ended June 30, 2000. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially three- and six-month periods ended June 30, 2000. The Company's exposure to market risks from changes in commodity prices and foreign exchange rates remained immaterial three- and six-month periods ended June 30, 2000.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, LG&E and KU, reference is made to the information under the following items and captions of (a) the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 1999: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 2, 6, 18 and 22 of the Company's Notes to Financial Statements under Item 8; Notes 3, 12 and 16 of LG&E's Notes to Financial Statements under Item 8 and Notes 3, 11 and 14 of KU's Notes to Financial Statements under Item 8 and (b) the Company's, LG&E's and KU's respective combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2000: Part III, Item 1, Legal Proceedings. Except as described herein, to date, the proceedings reported in the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

Powergen Merger Regulatory Filings

On February 28, 2000, the Company announced the signing of a definitive merger agreement with Powergen plc of the United Kingdom, wherein, upon closing, the Company will become a wholly-owned subsidiary of Powergen and shareholders of the Company will receive $24.85 per share of Company common stock. The transaction is expected to be completed 9 to 12 months from announcement, subject to receipt of required regulatory approvals and other conditions to consummation. It is possible that the remaining regulatory approvals may be received in time to permit a closing during the fourth quarter of 2000 Applications for approval were filed with the Kentucky Commission, the Virginia Commission and the FERC (under the Federal Power
Act) in March 2000, and with the SEC (under the Public Utility Holding Company Act of 1935) in April 2000. Notice filings were made to the Tennessee Regulatory Authority in the second quarter of 2000, to the Department of Justice and the Federal Trade Commission (under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act)) in July 2000 and as required under the "Exon-Florio" US Omnibus Trade and Competitiveness Act of 1988 (the E-F Act) in August 2000. Powergen has made standard filings with the United Kingdom Office of Fair Trading under the Fair Trading Act of 1973, which implements a voluntary regulatory regime.

Through mid-August 2000, a number of approval steps have been completed by the Company and Powergen. Shareholders of the Company and of Powergen approved the merger transaction in separate meetings held in June 2000. Further, approvals were received from the Kentucky Commission in May 2000, the FERC in June 2000 and the Virginia Commission in July 2000. The parties submitted the requisite filings under the HSR Act and the E-F Act in late July and early August 2000, respectively, which trigger 30 day waiting periods due to expire in late August and early September, respectively, absent any further inquiry or investigation by the applicable regulatory authority. The parties joint application for approval to the SEC under PUHCA was submitted in April 2000. While the Company and Powergen believe that they will receive the requisite regulatory approvals for the merger in sufficient time to complete the transaction on the schedule mentioned above, there can be no assurance as to the timing of such approvals or the ability to obtain such approvals on satisfactory terms or otherwise. See Item 1, Powergen Merger and Note 22 to the Company's Notes to Financial Statements under Item 8 of its Annual Report on Form 10-K for the year ended December 31, 1999 for further discussion of this matter.

Gas Rate Increase Proceeding

In August 2000, hearings were held before the Kentucky Commission regarding LG&E's March 2000 application for an general adjustment in gas rates. The requested increase of approximately $26.4 million, the first major non-fuel-related adjustment requested by LG&E to gas rates in 10 years, is designed to reflect higher service and distribution costs to natural gas customers. A final decision in the matter is expected in late September 2000 from the Kentucky Commission, whose decision may include possible changes to the amount of any approved increases. An October 2000 effective date for the new rates has been suspended.

Item 4.  Submission of Matters to a Vote of Security Holders.

a) LG&E Energy's, LG&E's and KU's Annual Meetings of Shareholders were held on June 7, 2000.

b) Not applicable.

c) The matters voted upon and the results of the voting at the Annual Meetings are set forth below:

1. LG&E Energy:

i) The shareholders voted 85,066,839 common shares in favor of and 8,118,348 shares against the Merger Agreement and related transactions with Powergen. Holders of 2,154,339 common shares abstained from voting on this matter.

ii) The shareholders voted to elect LG&E Energy's nominees for election to the Board of Directors as follows:

    William C. Ballard, Jr. - 106,760,854 common shares cast in favor of election and 4,442,532 shares withheld.

    T. Ballard Morton, Jr. - 106,719,738 common shares cast in favor of election and 4,483,648 shares withheld.

    William L. Rouse, Jr. - 106,617,016 common shares cast in favor of election and 4,586,370 shares withheld.

    Charles L. Shearer - 106,735,367 common shares cast in favor of election and 4,468,019 shares withheld.

    Holders of 3,725,775 common shares abstained from voting on this matter.

iii) The shareholders voted 108,358,737 common shares in favor of and 1,440,846 shares against the approval of Arthur Andersen LLP as independent auditors for 2000. Holders of 1,403,803 common shares abstained from voting on this matter.

2. LG&E:

i) The shareholders voted to elect LG&E's nominees for election to the Board of Directors as follows:

   William C. Ballard, Jr. - 21,294,223 common shares and 582,318 preferred shares cast in favor of election and 17,408 preferred shares withheld.

   T. Ballard Morton, Jr. - 21,294,223 common shares and 586,296 preferred shares cast in favor of election and 13,430 preferred shares withheld.

   William L. Rouse, Jr. - 21,294,223 common shares and 586,105 preferred shares cast in favor of election and 13,621 preferred shares withheld.

   Charles L. Shearer - 21,294,223 common shares and 586,832 preferred shares cast in favor of election and 12,894 preferred shares withheld.

   Holders of no common or preferred shares abstained from voting on this matter.

ii) The shareholders voted 21,294,223 common shares and 587,072 preferred shares in favor of and 2,373 preferred shares against the approval of Arthur Andersen LLP as independent auditors for 2000. Holders of 10,281 preferred shares abstained from voting on this matter.

3. KU:

i) The sole shareholder voted to elect KU's nominees for election to the Board of Directors as follows:

   37,817,878 common shares cast in favor of election and no shares withheld for each of William C. Ballard, Jr., T. Ballard Morton, Jr., William L. Rouse, Jr., and Charles L. Shearer, respectively.

ii) The sole shareholder voted 37,817,878 common shares in favor of and no shares against the approval of Arthur Andersen LLP as independent auditors for 2000.

    Holders of no common shares abstained from voting on these matters.

d)  Not applicable.

Item 6(a).  Exhibits.

Exhibit
Number              Description

27 Financial Data Schedules for LG&E Energy Corp., Louisville Gas and Electric Company, and Kentucky Utilities Company.

Item 6(b).  Reports on Form 8-K.

On August 14, 2000, the Company filed a report on Form 8-K stating that on July 28, 2000, it announced that it had increased its after-tax loss on disposal of discontinued operations by an additional $155 million.

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LG&E Energy Corp.
Registrant


Date:  August 14, 2000          /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  August 14, 2000          /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 14, 2000          /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)