Form 10-Q
period 2000-09-30
LG&E ENERGY CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2000-11-14
CIK 861388, 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 2000


                                    or


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

                            LG&E Energy Corp.
      129,677,030 shares, without par value, as of October 31, 2000.

                   Louisville Gas and Electric Company
      21,294,223 shares, without par value, as of October 31, 2000, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
      37,817,878 shares, without par value, as of October 31, 2000, all held by LG&E Energy Corp.

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

                        TABLE OF CONTENTS

                             PART I

Item 1 Financial Statements

          LG&E Energy Corp. and Subsidiaries
            Consolidated Statements of Income                   1
            Consolidated Balance Sheets                         3
            Consolidated Statements of Cash Flows               5
            Consolidated Statements of Retained Earnings        7
            Consolidated Statements of Comprehensive Income     8

          Louisville Gas and Electric Company
            Statements of Income                                9
            Balance Sheets                                     10
            Statements of Cash Flows                           12
            Statements of Retained Earnings                    13
            Statements of Comprehensive Income                 14

          Kentucky Utilities Company
            Statements of Income                               15
            Balance Sheets                                     16
            Statements of Cash Flows                           18
            Statements of Retained Earnings                    19

          Notes to Financial Statements                        20

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   27

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          37

                             PART II

Item 1 Legal Proceedings                                       38

Item 6 Exhibits and Reports on Form 8-K                        39

       Signatures                                              40

      Part I.  Financial Information - Item 1.  Financial Statements

                    LG&E Energy Corp. and Subsidiaries
                    Consolidated Statements of Income
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

REVENUES:
Electric utility               $ 412,200  $ 550,376 $1,154,696 $1,318,307
Gas utility                       24,381     17,623    142,676    117,054
International and
 non-utility                     245,315    297,391    616,205    652,951
  Net revenues                   681,896    865,390  1,913,577  2,088,312

OPERATING EXPENSES:
Fuel and power purchased         203,308    413,713    613,013    869,795
Gas supply expenses              117,835     82,248    325,738    234,232
Utility operation and
 maintenance                      95,231    103,789    297,346    322,686
International and non-
 utility operation
 and maintenance                  49,639     48,905    154,387    141,303
Depreciation and
 amortization                     54,732     54,664    169,907    162,879
Asset impairment charge
 (Note 4)                              -          -     45,000          -
Non-recurring charges
 (Notes 2 and 3)                   3,563          -     38,952          -
  Total operating expenses       524,308    703,319  1,644,343  1,730,895

Equity in earnings
 of unconsolidated
 ventures (Note 6)                15,938     10,092     32,628     43,799

OPERATING INCOME                 173,526    172,163    301,862    401,216

Other income                       2,432      5,863     13,148     14,862
Interest charges and
 preferred dividends              38,976     32,414    110,860     95,177
Minority interest                  5,363      4,735     11,377     10,148

Income before income taxes       131,619    140,877    192,773    310,753

Income taxes                      45,939     53,711     65,862    116,843

Income from continuing
 operations                    $  85,680  $  87,166 $  126,911 $  193,910

                    LG&E Energy Corp. and Subsidiaries
                Consolidated Statements of Income (cont.)
            (Unaudited - Thousands of $ Except Per Share Data)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

Income from continuing
 operations                    $  85,680  $  87,166 $  126,911 $  193,910

(Loss) income from disposal of
 discontinued operations, net of
 income tax benefit (expense)
 of $94,476 and ($328)
 (Note 5)                              -          -   (155,000)       788

NET INCOME (LOSS)              $  85,680  $  87,166 $  (28,089) $ 194,698

Average common shares
 outstanding                     129,677    129,677    129,677    129,677

Earnings (loss) per share -
 basic and diluted:
  Continuing operations        $     .66  $     .67 $      .98  $    1.49
  (Loss) income from dis-
   posal of discontinued
   operations                        .00        .00      (1.20)       .01

   Total                       $     .66  $     .67 $     (.22) $    1.50

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        2000        1999

CURRENT ASSETS:
Cash and temporary cash investments                  $  16,974  $  91,413
Marketable securities                                    7,104     10,126
Accounts receivable - less reserve                     321,486    318,914
Materials and supplies - primarily at average cost:
 Fuel (predominantly coal)                              58,904     91,931
 Gas stored underground                                 66,142     49,038
 Other                                                  91,816     90,259
Prepayments and other                                   25,875     54,038
 Total current assets                                  588,301    705,719

UTILITY PLANT:
At original cost                                     6,071,791  5,916,905
Less:  reserve for depreciation                      2,653,281  2,503,851
 Net utility plant                                   3,418,510  3,413,054

OTHER PROPERTY AND INVESTMENTS - LESS RESERVES:
Investment in unconsolidated
 ventures (Note 6)                                     253,184    249,455
Non-utility property and plant, net                    431,358    477,442
Other                                                  136,396     25,596
 Total other property and investments                  820,938    752,493

DEFERRED DEBITS AND OTHER ASSETS                       216,758    262,491

Total assets                                        $5,044,507 $5,133,757

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                         CAPITAL AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        2000        1999

CURRENT LIABILITIES:
Current portion of long-term debt                   $  434,372 $  411,810
Notes payable                                          550,184    449,578
Accounts payable                                       195,461    220,460
Net liabilities of discontinued opera-
 tions (Note 5)                                        205,506    158,222
Other                                                  167,336    248,841
 Total current liabilities                           1,552,859  1,488,911

Long-term debt                                       1,295,574  1,299,415

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 610,834    585,880
Investment tax credit, in
 process of amortization                                79,864     85,828
Regulatory liability                                    94,637    104,795
Other                                                  168,339    182,357
 Total deferred credits and other liabilities          953,674    958,860

Minority interests                                     111,396    109,952

Cumulative preferred stock                             142,640    135,328

COMMON EQUITY:
Common stock, without par value -
 129,677,030 shares outstanding                        777,013    777,013
Other                                                   (1,981)    (1,956)
Retained earnings                                      213,332    366,234
 Total common equity                                   988,364  1,141,291

Total liabilities and capital                       $5,044,507 $5,133,757

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
                  Consolidated Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   (28,089) $ 194,698
Items not requiring cash currently:
 Depreciation and amortization                         169,907    162,879
 Deferred income taxes - net                            13,284     (9,227)
 Asset impairment charge (Note 4)                       45,000          -
 Non-recurring charges (Notes 2 and 3)                  38,952          -
 Loss (income) from disposal of dis-
  continued operations (Note 5)                        155,000       (788)
 Other                                                 (30,241)   (17,480)
Change in net current assets                          (179,935)   (78,631)
Other                                                   21,393      7,179
 Net cash flows from operating activities              205,271    258,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 (1,433)      (917)
Proceeds from sales of securities                        4,044     10,040
Construction expenditures                             (303,051)  (291,942)
Investments in unconsolidated
 ventures (Note 6)                                      (2,125)   (74,498)
Investment in subsidiary, net of cash
 and temporary cash investments
 acquired                                                    -    (39,693)
Proceeds from sales of investments
 in affiliates (Note 6)                                 22,507     53,384
  Net cash flows from investing activities            (280,058)  (343,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                       162,900    200,000
Retirement of debt                                    (144,962)   (35,268)
Short-term borrowings                                9,790,273  3,927,792
Repayment of short-term borrowings                  (9,691,847)(3,899,417)
Issuance of preferred stock                              7,500          -
Redemption of preferred stock                                -     (1,202)
Payment of common dividends                           (123,516)  (119,628)
 Net cash flows from financing activities                  348     72,277

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                      (74,439)   (12,719)

BEGINNING CASH AND TEMPORARY
 CASH INVESTMENTS                                       91,413    105,604

ENDING CASH AND TEMPORARY
 CASH INVESTMENTS                                  $    16,974  $  92,885

                    LG&E Energy Corp. and Subsidiaries
              Consolidated Statements of Cash Flows (cont.)
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        2000        1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income taxes                                     $    34,177  $  24,871
  Interest on borrowed money                           110,451     78,483

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
               Consolidated Statements of Retained Earnings
                       (Unaudited - Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

Balance at beginning
 of period                     $ 170,121  $ 494,059  $ 366,234  $ 466,279
Net income (loss)                 85,680     87,166    (28,089)   194,698
Cash dividends declared on
 common stock ($.3275, $.3175,
 $.9625 and $.9325 per share)     42,469     41,172    124,813    120,924

Balance at end of period       $ 213,332  $ 540,053  $ 213,332  $ 540,053

The accompanying notes are an integral part of these financial statements.

                    LG&E Energy Corp. and Subsidiaries
             Consolidated Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

Net income (loss)               $ 85,680   $ 87,166   $(28,089)  $194,698

Unrealized holding gains (losses)
 on available-for-sale securities
  arising during the period           44       (287)      (473)      (250)

Reclassification adjustment for
 realized gains and (losses) on
 available-for-sale securities
 included in net income              139        (89)       179       (247)

Other comprehensive income
 (loss), before tax                  183       (376)      (294)      (497)

Income tax (expense) benefit
 related to items of other
 comprehensive income               (40)        142        111        188

Comprehensive income (loss)     $ 85,823   $ 86,932   $(28,272)  $194,389

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

OPERATING REVENUES:
Electric                        $205,259   $279,907   $544,494   $621,693
Gas                               24,381     17,623    142,676    117,054
Provision for rate
 refunds                               -     (1,135)     1,844     (1,635)
 Total operating revenues        229,640    296,395    689,014    737,112

OPERATING EXPENSES:
Fuel for electric generation      41,854     45,361    120,430    117,199
Power purchased                   23,907     85,156     70,006    139,040
Gas supply expenses               16,097      8,763     98,180     72,650
Non-recurring charges (Note 3)         -          -      8,141          -
Other operation expenses          31,620     39,452     99,142    119,101
Maintenance                       14,804     12,800     46,127     47,730
Depreciation and amortization     25,119     24,143     73,169     72,428
Federal and state
 income taxes                     23,551     25,683     47,617     47,317
Property and other taxes           4,527      4,001     14,164     12,999
 Total operating expenses        181,479    245,359    576,976    628,464

NET OPERATING INCOME              48,161     51,036    112,038    108,648

Other income                       1,121        336      4,490      1,648
Interest charges                  11,165      9,668     32,981     27,636

NET INCOME                        38,117     41,704     83,547     82,660

Preferred stock dividends          1,361      1,090      3,843      3,266

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 36,756   $ 40,614   $ 79,704   $ 79,394

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        2000        1999

UTILITY PLANT:
At original cost                                    $3,155,949 $3,065,839
Less:  reserve for depreciation                      1,292,265  1,215,032
 Net utility plant                                   1,863,684  1,850,807

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,088      1,224

CURRENT ASSETS:
Cash and temporary cash investments                     40,986     54,761
Marketable securities                                    4,081      6,936
Accounts receivable - less reserve                     107,421    113,859
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              11,900     17,350
 Gas stored underground                                 57,868     38,780
 Other                                                  33,814     35,010
Prepayments and other                                    1,453      2,775
 Total current assets                                  257,523    269,471

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,596      5,607
Regulatory assets                                       31,492     31,443
Other                                                   20,232     12,900
 Total deferred debits and other assets                 57,320     49,950

Total assets                                        $2,179,615 $2,171,452

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        2000        1999

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Retained earnings                                      288,935    259,231
Other                                                   (1,116)    (1,025)
 Total common equity                                   712,989    683,376
Cumulative preferred stock                              95,140     95,328
Long-term debt                                         360,600    380,600
 Total capitalization                                1,168,729  1,159,304

CURRENT LIABILITIES:
Current portion of long-term debt                      246,200    246,200
Notes payable                                          131,623    120,097
Accounts payable                                       103,701    113,008
Provision for rate refunds                                   -      8,962
Dividends declared                                      18,361     24,236
Accrued taxes                                           30,648     23,759
Accrued interest                                         4,147      9,265
Other                                                   16,835     15,725
 Total current liabilities                             551,515    561,252

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 281,287    255,910
Investment tax credit, in
 process of amortization                                64,045     67,253
Accumulated provision for pensions
 and related benefits                                   40,204     38,431
Customer advances for construction                       9,632     11,104
Regulatory liability                                    54,794     58,726
Other                                                    9,409     19,472
 Total deferred credits and other liabilities          459,371    450,896

Total capital and liabilities                       $2,179,615 $2,171,452

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $   83,547  $  82,660
Items not requiring cash currently:
 Depreciation and amortization                          73,169     72,428
 Deferred income taxes - net                            22,907     (4,981)
 Investment tax credit - net                            (3,208)    (3,217)
 Other                                                   5,899      5,255
Changes in current assets and liabilities              (20,070)    42,348
Other                                                   (9,221)    (7,663)
 Net cash flows from operating activities              153,023    186,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                   (708)      (668)
Proceeds from sales of securities                        3,594      9,955
Construction expenditures                              (97,670)  (141,932)
 Net cash flows from investing activities              (94,784)  (132,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds                    104,638          -
Retirement of pollution control bonds                 (108,335)         -
Retirement of first mortgage bonds                     (20,124)         -
Short-term borrowings                                1,959,012          -
Repayment of short-term borrowings                  (1,947,487)         -
Payment of dividends                                   (59,718)   (69,343)
 Net cash flows from financing activities              (72,014)   (69,343)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                      (13,775)   (15,158)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                    54,761     31,730

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                      $   40,986  $  16,572

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                      $   17,641  $  53,326
  Interest on borrowed money                            35,903     25,497

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

                   Louisville Gas and Electric Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

Balance at beginning
 of period                      $269,179   $242,242   $259,231   $247,462
Net income                        38,117     41,704     83,547     82,660
 Subtotal                        307,296    283,946    342,778    330,122

Cash dividends declared on stock:
5% cumulative preferred              269        269        807        807
Auction rate cumulative
 preferred                           725        454      1,935      1,358
$5.875 cumulative preferred          367        367      1,101      1,101
Common                            17,000     23,000     50,000     67,000
 Subtotal                         18,361     24,090     53,843     70,266

Balance at end of period        $288,935   $259,856   $288,935   $259,856

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                   Statements of Comprehensive Income
                       (Unaudited - Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

Net income available
 for common stock                $36,756    $40,614    $79,704    $79,394

Unrealized holding gains (losses)
 on available-for-sale securities
 arising during the period           113       (199)      (153)      (293)

Income tax benefit (expense)
 related to unrealized holding
 gains and losses                    (45)        80         62        118

Comprehensive income             $36,824    $40,495    $79,613    $79,219

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

OPERATING REVENUES:
Electric                        $215,984   $287,703   $639,087   $730,846
Provision for rate
 refunds                               -     (6,200)         -     (6,200)
  Net operating revenues         215,984    281,503    639,087    724,646

OPERATING EXPENSES:
Fuel for electric generation      56,012     60,770    163,093    168,338
Power purchased                   39,880    104,213    122,188    195,136
Non-recurring charges (Note 3)         -          -     11,030          -
Other operation expenses          26,092     30,403     79,107     89,359
Maintenance                       14,374     13,649     45,602     42,113
Depreciation and amortization     24,532     22,546     73,356     66,694
Federal and state
 income taxes                     14,119     13,910     36,854     47,130
Property and other taxes           3,814      3,483     13,031     11,384
 Total operating expenses        178,823    248,974    544,261    620,154

NET OPERATING INCOME              37,161     32,529     94,826    104,492

Other income                       1,322      1,604      5,301      5,767
Interest charges                  10,000      9,707     29,938     28,448

NET INCOME                        28,483     24,426     70,189     81,811

Preferred stock dividends            564        564      1,692      1,692

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 27,919   $ 23,862   $ 68,497   $ 80,119

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        2000        1999

UTILITY PLANT:
At original cost                                    $2,915,842 $2,851,066
Less:  reserve for depreciation                      1,361,016  1,288,819
 Net utility plant                                   1,554,826  1,562,247

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                           14,364     14,349

CURRENT ASSETS:
Cash and temporary cash investments                      3,113      6,793
Accounts receivable - less reserve                      92,166     88,549
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              16,825     30,225
 Other                                                  27,434     26,213
Prepayments and other                                    2,608      3,743
 Total current assets                                  142,146    155,523

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 4,696      4,827
Regulatory assets                                       19,509     23,033
Other                                                    8,194     25,111
 Total deferred debits and other assets                 32,399     52,971

Total assets                                        $1,743,735 $1,785,090

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                      Sep. 30,    Dec. 31,
                                                        2000        1999

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Retained earnings                                      322,467    329,470
Other                                                     (595)      (595)
 Total common equity                                   630,012    637,015
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         484,830    430,830
 Total capitalization                                1,154,842  1,107,845

CURRENT LIABILITIES:
Current portion of long-term debt                            -    115,500
Notes payable                                           29,942          -
Accounts payable                                       108,412    116,546
Provision for rate refunds                                   -     20,567
Dividends declared                                      25,688     19,150
Accrued taxes                                           30,006     10,502
Accrued interest                                         8,499      7,329
Other                                                   18,783     18,617
 Total current liabilities                             221,330    308,211

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 244,769    243,620
Investment tax credit, in
 process of amortization                                15,819     18,575
Accumulated provision for pensions
 and related benefits                                   48,409     48,285
Regulatory liability                                    39,843     46,069
Other                                                   18,723     12,485
 Total deferred credits and other liabilities          367,563    369,034

Total capital and liabilities                       $1,743,735 $1,785,090

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                       (Unaudited - Thousands of $)

                                                           Nine Months
                                                              Ended
                                                             Sep. 30,
                                                        2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  70,189  $  81,811
Items not requiring cash currently:
 Depreciation and amortization                          73,356     66,694
 Deferred income taxes - net                            (3,829)    (9,174)
 Investment tax credit - net                            (2,755)    (2,783)
Changes in current assets and liabilities                8,360    (14,089)
Other                                                   27,503     10,200
 Net cash flows from operating activities              172,824    132,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                              (74,434)  (145,671)
 Net cash flows from investing activities              (74,434)  (145,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                  159,256     46,667
Repayment of short-term borrowings                    (129,313)         -
Issuance of pollution control bonds                     12,900          -
Retirement of pollution control bonds                  (74,785)         -
Payment of dividends                                   (70,128)   (55,597)
Net cash flows from financing activities              (102,070)    (8,930)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       (3,680)   (21,942)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     6,793     58,949

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $   3,113  $  37,007

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  26,544  $  53,778
  Interest on borrowed money                            25,417     24,078

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

                        Kentucky Utilities Company
                     Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

Balance at beginning
 of period                      $320,048   $319,424   $329,470   $299,167
Net income                        28,483     24,426     70,189     81,811
 Subtotal                        348,531    343,850    399,659    380,978

Cash dividends declared on stock:
4 75% preferred                      237        237        711        711
6.53% preferred                      327        327        981        981
Common                            25,500     19,000     75,500     55,000
 Subtotal                         26,064     19,564     77,192     56,692

Balance at end of period        $322,467   $324,286   $322,467   $324,286

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

2. On February 28, 2000, the Company announced that its Board of Directors accepted an offer to be acquired by Powergen for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of the Company's debt. Pursuant to the acquisition agreement, among other things, LG&E Energy will become a wholly owned subsidiary of Powergen and its U.S. headquarters. The Utility Operations of the Company will continue their separate identities and serve customers in Kentucky and Virginia under their present names. The preferred stock and debt securities of the Utility Operations will not be affected by this transaction. The acquisition is expected to close 9 to 12 months from the announcement, shortly after all of the conditions to consummation of the acquisition are met. It is possible that the remaining regulatory approvals may be received in time to permit a closing during the fourth quarter of 2000. The Company expensed approximately $3.5 million and $18.9 million related to the Powergen transaction during the three- and nine-month periods ended September 30, 2000, respectively. The foregoing description of the acquisition does not purport to be complete and is qualified in its entirety by reference to LG&E Energy's current reports on Form 8-K, filed February 29, 2000, with the SEC.

   Shareholders of the Company and of Powergen approved the merger transaction in separate meetings held in June 2000. Further, approvals were received from the Kentucky Commission in May 2000, the FERC in June 2000 and the Virginia Commission in July 2000. Required waiting periods with respect to federal antitrust and federal foreign investment laws were each terminated in August 2000. The parties' joint application for approval to the SEC under PUHCA was submitted in April 2000 and is currently under review by the SEC. While the Company and Powergen believe that they will receive the requisite remaining regulatory approvals for the merger in sufficient time to complete the transaction on the schedule mentioned above, there can be no assurance as to the timing of such approvals or the ability to obtain such approvals on satisfactory terms or otherwise.

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

5. Effective June 30, 1998, the Company discontinued its merchant energy trading and sales business. This business consisted primarily of a portfolio of energy marketing contracts entered into in 1996 and early 1997, nationwide deal origination and some level of speculative trading activities, which were not directly supported by the Company's physical assets. The Company's decision to discontinue these operations was primarily based on the impact that volatility and rising prices in the power market had on its portfolio of energy marketing contracts. Exiting the merchant energy trading and sales business enabled the Company to focus on optimizing the value of physical assets it owns or controls, and reduced the earnings impact on continuing operations of extreme market volatility in its portfolio of energy marketing contracts. The Company will continue to meet its obligations to buy and sell natural gas and electric power under the terms of the contracts until disposition or expiration. The Company, however, has maintained sufficient market knowledge, risk management skills, technical systems and experienced personnel to maximize the value of power sales from physical assets it owns or controls, including LG&E, KU and WKE.

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
                                    Three Months           Nine Months
                                       Ended                  Ended
                                      Sep. 30,               Sep. 30,
                                  2000       1999       2000        1999

   Revenues                     $190,555   $386,038   $372,131   $675,820
   Loss before taxes            (131,221)  (166,185)  (174,780)  (203,729)
   Income (loss) from
     discontinued oper-
     ations, net of in-
     come taxes                  (81,528)  (100,190)  (108,591)  (120,670)

   Net assets of discontinued operations at September 30, 2000, follow.

   Accounts receivable                    $  43,138
   Price risk management assets               4,899
   Accounts payable                         (69,138)
   Other assets and liab-
     ilities, net                            37,004

   Net assets before balance
     of reserve for discontinued
     operations                              15,903

   Accrued loss on disposal
     of discontinued operations,
     net of income tax benefit
     of $134,954                           (221,409)

   Net liabilities of discon-
     tinued operations                    $(205,506)

   Total pretax charges against the accrued loss on disposal of discontinued operations through September 30, 2000, include $418.4 million for commitments prior to disposal, $69.6 million for transaction settlements, $11.1 million for goodwill, and $37.9 million for other exit costs. While the Company has been successful in settling portions of its discontinued operations, significant assets, operations and obligations remain. The Company continues to manage the remaining portfolio and believes it has hedged certain of its future obligations through various power purchase commitments and planned construction of physical assets. Management cannot predict the ultimate effectiveness of these hedges.

   The pretax net fair value of the remaining commitments as of September 30, 2000, are currently estimated to be approximately $13 million in 2000, $50 million to $105 million each year in 2001 through 2004 and $19 million in the aggregate thereafter.

   As of September 30, 2000, the Company's discontinued operations were under various contracts to buy and sell power and gas with net notional amounts of 24.7 million Mwh's of power and 6.2 million Mmbtu's of natural gas with a volumetric weighted-average period of approximately 30 and 56 months, respectively. These notional amounts are based on estimated loads since various commitments do not include specified firm volumes. The Company is also under contract to buy or sell coal and SO2 allowances in support of its power contracts. Notional amounts reflect the nominal volume of transactions included in the Company's price risk management commitments, but do not reflect actual amounts of cash, financial instruments, or quantities of the underlying commodity which may ultimately be exchanged between the parties.

   As of October 26, 2000, the Company estimates that a $1 change in electricity prices and a 10-cent change in natural gas prices across all geographic areas and time periods could change the value of the Company's remaining energy portfolio by approximately $9.8 million. In addition to price risk, the value of the Company's remaining energy portfolio is subject to operational and event risks including, among others, increases in load demand, regulatory changes, and forced outages at units providing supply for the Company. As of October 26, 2000, the Company estimates that a 1% change in the forecasted load demand could change the value of the Company's remaining energy portfolio by $12.0 million.

   The Company's discontinued operations maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of September 30, 2000, over 97% of the Company's price risk management commitments were with counterparties rated BBB equivalent or better. As of September 30, 2000, six counterparties represented 85% of the Company's price risk management commitments.

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

   In March 2000, LG&E filed a Notice and Statement with the Kentucky Commission requesting an adjustment in LG&E's gas rates. LG&E asked for a general adjustment in gas rates for a test year for the twelve months ended December 31, 1999. The revenue increase applied for was $26.4 million. The Commission subsequently suspended the effective date of the proposed new tariffs, and held hearings during August 2000. On September 27, 2000, the Commission granted LG&E an annual increase in its base gas revenues of $20.2 million effective September 28, 2000. The Commission authorized a return on equity of 11.25%. The Commission approved the Company's proposal for a weather normalization billing adjustment mechanism that will normalize the effect of weather on revenues from gas sales. On October 19, 2000, the Kentucky Attorney General requested that the Commission grant rehearing on a single revenue requirements issue (normalization of forfeited discounts) on the grounds that the September 27 Order did not rule on or otherwise discuss the issue. On November 2, 2000, the Commission granted the Attorney General's request for rehearing, rejected the Attorney General's proposed adjustment to normalize the level of forfeited discounts, and ordered that its September 27, 2000 Order be modified to reflect its findings on the issue.

   In May 2000, the Court upheld the Commission's February 1999 order that LG&E make FAC refunds, but reversed the Commission's determination that it was not appropriate to require LG&E to pay interest on the amounts to be refunded. The Court remanded the case to the Commission for a determination of whether interest should be awarded to compensate ratepayers for LG&E's use of the money to be refunded. On June 2, 2000, LG&E filed a Notice of Appeal to the Kentucky Court of Appeals from the Franklin Circuit Court decision. On October 31, 2000, the Franklin Circuit Court issued its rul ing in KU's appeal of the Commission's orders in several FAC review cases which required KU to refund $6.7 million it previously collected through its FAC. The Court upheld the Commission's orders in all respects but one, and reversed the Commission's findings that the Commission could not award interest on the refund amounts. The Court remanded the cases to the Commission for further proceedings. On November 2, 2000, KU filed a Notice of Appeal of the Franklin Circuit Court's decision to the Kentucky Court of Appeals.

   In June 2000, the Commission acknowledged that the PBR Order issued in January 2000 contained errors and issued its Orders on rehearing which revised the rate reductions it had previously ordered. LG&E's rate reduction was lowered to $26.3 million, and KU's reduction was lowered to $30.4 million. No parties filed appeals from the Commission's orders within the time allowed by statute.

8. In May 2000, LG&E and KU issued new variable-rate pollution-control bonds for $25 million and $12.9 million, respectively. At September 30, 2000, the interest rates paid on the bonds equaled 4.35% for LG&E and 4.45% for KU. The new bonds replaced LG&E's 7.45% Series P bonds and KU's 7.375% Series 7 and 7.60% Series 7 bonds. LG&E and KU called the old bonds in June 2000.

   In June 2000, Capital Corp. issued $150 million of floating-rate medium-term notes due June 2001. The notes had an interest rate of 7.4925% through September 18, 2000, and a rate equal to the three-month LIBOR plus 70 basis points thereafter. At September 30, 2000, the interest rate on the notes equaled 7.36%.

   In August 2000, LG&E issued $83.3 million of variable-rate pollution-control bonds. At September 30, 2000, the interest rates paid on the bonds equaled 4.40%. The new bonds replaced LG&E's 7.625% Series Q bonds. LG&E fully defeased the Series Q bonds on August 9, 2000.

9. External and intersegment revenues and income from continuing operations by business segment for the three months ended September 30, 2000, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric                $200,560   $  4,699   $ 22,758
   LG&E gas                       24,381          -     13,998
   KU electric                   211,640      4,344     27,919
   Independent Power
     Operations                    4,786          -      1,454
   Western Kentucky
     Energy                       82,151          -     16,086
   Argentine Gas
     Distribution                 54,797          -     10,764
   Other Capital Corp.           103,581          -     (1,095)
   All Other                           -     (9,043)    (6,204)

   Consolidated                 $681,896   $      -   $ 85,680

   External and intersegment revenues and income from continuing operations by business segment for the nine months ended September 30, 2000, follow:

                                                       Income
                                                       (Loss)
                                            Inter-       from
                               External    segment      Cont.
                               Revenues   Revenues      Oper.

   LG&E electric              $  531,099   $ 15,239   $ 65,835
   LG&E gas                      142,676          -     13,869
   KU electric                   623,597     15,490     68,497
   Independent Power
     Operations                   15,400          -     16,318
   Western Kentucky
     Energy                      209,880          -     18,587
   Argentine Gas
     Distribution                134,556          -     16,756
   Other Capital Corp.           256,369          -    (48,158)
   All Other                           -    (30,729)   (24,793)

   Consolidated               $1,913,577   $      -   $126,911

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

10.Reference is made to Part II, Legal Proceedings, below and Part I, Item
   3, Legal Proceedings, of the Company's, LG&E's and KU's (and Notes 18 and 22 of the Company's Notes to Financial Statements) Annual Reports on Form 10-K for the year ended December 31, 1999, and Part II, Item 1, Legal Proceedings, of the Forms 10-Q for the quarters ended March 31, 2000, and June 30, 2000.

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

On February 28, 2000, the Company announced that its Board of Directors accepted an offer to be acquired by Powergen for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of the Company's debt. For more information, see Note 2 of Notes to Financial Statements under Item 1.

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

            Three Months Ended September 30, 2000, Compared to
                  Three Months Ended September 30, 1999

The Company's primary and diluted earnings per share from continuing operations decreased to $.66 in 2000 from $.67 in 1999. The decrease resulted from lower earnings at CRC, Power Operations and LG&E, and from recording expenses related to the Powergen acquisition. Higher earnings at KU, WKE and at the Argentine Gas Distribution companies partially offset these decreases.

LG&E Results:

LG&E's net income decreased $3.6 million (8.6%) for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999, primarily due to decreased electric sales resulting from a 25% decrease in cooling degree days and from an electric rate reduction in 2000. Decreased operation expenses partially offset the decrease in electric revenues.

A comparison of LG&E's revenues for the quarter ended September 30, 2000, with the quarter ended September 30, 1999, excluding the provision for rate refunds of $1.1 million in 1999, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                      $ (3,045)    $4,100
 Merger surcredit                                         (711)         -
 Performance based rates                                 2,625          -
 Environmental cost recovery                              (482)         -
 Electric rate reduction                                (8,333)         -
 Variation in sales volume, etc.                       (10,046)     1,575

 Total retail sales                                    (19,992)     5,675

Sales for resale                                       (55,338)     1,319
Gas transportation - net                                     -         17
Other                                                      682       (253)

Total                                                 $(74,648)    $6,758

In January 2000, the Kentucky Commission ordered the termination of LG&E's proposed PBR mechanism. As a result, LG&E refunded certain amounts collected from its customers during the nine months ended March 31, 2000.

Electric sales for resale decreased $55.3 million (61.5%) primarily due to decreases in brokered sales activities.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation decreased $3.5 million (7.7%) for the quarter because of an decrease in generation due to mild weather ($1.4 million), and a decrease in the cost of coal burned ($2.1 million). Gas supply expenses increased $7.3 million primarily due to an increase in the net gas supply cost ($6.6 million) due to higher prices and increased purchases for wholesale sales ($1.1 million).

Power purchased decreased $61.2 million primarily due to a decrease in brokered sales activities ($53.1 million) and purchases to support sales for resale ($8.1 million).

Other operation expenses decreased $7.8 million (19.9%) primarily due to decreased administrative costs ($4 million) resulting from decreased pension and Year-2000 costs and decreased steam power production costs ($2.5 million).

Maintenance expenses increased $2 million (15.7%) in 2000 mainly due to increases in software maintenance agreements, ($1.3 million) and steam production maintenance ($.4 million).

Depreciation and amortization increased $1 million in 2000 because of additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest expenses increased $1.5 million for the quarter ended September 30, 2000 over the quarter ended September 30, 1999 due to increased short term borrowings.

KU Results:

KU's net income increased $4.1 million (16.6%) for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. The increase was primarily the result of higher off-system sales and lower operation and maintenance expenses, which offset the effects of mild weather and the effect of retail rate reductions.

A comparison of KU's revenues for the quarter ended September 30, 2000, with the quarter ended September 30, 1999, excluding the provision for rate refunds of $6.2 million recorded in 1999, reflects increases and decreases which have been segregated by the following principal causes:

Sales to ultimate consumers:
 Fuel supply adjustments                              $  5,418
 Environmental cost recovery                            (1,980)
 Performance based rate reduction                        2,528
 Merger surcredit                                         (658)
 Electric rate reduction                                (8,133)
 Variation in sales volume, etc.                        (3,413)

 Total retail sales                                     (6,238)

Wholesale sales                                        (65,437)
Other                                                      (44)
Total                                                 $(71,719)

The environmental cost recovery surcharges are costs recovered from retail customers for investments KU made in facilities for compliance with clean air regulations. As shown above, KU recovered $2.0 million less as compared with the same quarter 1999.

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

The decrease in wholesale sales is due to fewer brokered sales marketing opportunities and reduced revenue resulting from more moderate summer prices compared to recent summers.

Fuel for electric generation comprises a large segment of KU's total operating expenses. KU's electric rates contain an FAC, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia Commission, and the FERC.

Fuel for electric generation decreased $4.8 million (7.8%) for the quarter because of a decrease in generation ($1.5 million) and the cost of coal burned ($3.3 million).

Power purchased decreased $64.3 million (61.7%) because there were fewer opportunities in the brokered sales market as mentioned above.

Other operating expenses decreased by $4.3 million (14.2%). The decrease was mainly attributable to lower administrative and general expenses ($3.0 million) and customer service and information expenses ($1 million), which were the result of further integration of customer functions.

Depreciation and amortization increased due to additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income and to recording federal and state tax adjustments.

LG&E Capital Corp. and Other Results:

Power Operations

Power Operations' equity in earnings of unconsolidated ventures increased from $5.4 million in 1999 to $9.3 million in 2000. The increase resulted from reversing maintenance reserves in 2000 and from starting operations at the project in Gregory, Texas, in July 2000.

Western Kentucky Energy

WKE's revenues decreased from $144.4 million in 1999 to $82.2 million in 2000 due mainly to lower off-system sales. WKE's cost of revenues decreased from $100.8 million in 1999 to $32.4 million in 2000 due mainly to a decrease in the amount of power purchased to sell off-system.

Argentine Gas Distribution

The Argentine Gas Distribution companies' net income increased from $6.6 million in 1999 to $10.8 million in 2000 due mainly to higher equity in the earnings of Gas BAN and Centro and a decrease in the effective tax rate.

Other

Other revenues increased from $99.1 million in 1999 to $103.6 million in 2000. The increase resulted from increased sales in the Company's natural gas gathering and processing business and higher energy marketing revenues, partially offset by decreases in revenues at Retail Access Services and CRC-Evans.

Other cost of revenues increased from $73.1 million in 1999 to $88.1 million in 2000. The increase resulted from increased sales in the Company's natural gas gathering and processing business and higher energy marketing cost of revenues, partially offset by a decrease at Retail Access Services.

The Company recorded non-recurring charges totaling $3.6 million during the third quarter of 2000. See Note 2 of Notes to Financial Statements under
Item 1 for more information.

Other income for Capital Corp. and Other decreased from $4.6 million in 1999 to $2.8 million in 2000. The decrease resulted from receiving a claim related to an undeveloped independent power project in California in the third quarter of 1999, partially offset by an increase in interest income.

Capital Corp. and Other interest expense increased from $12.0 million in 1999 to $17.1 million in 2000. The increase resulted from funding discontinued operations and corporate operating expenses. The Company's consolidated effective income tax rate decreased from 38.1% in 1999 to 34.9% in 2000 due mainly to recording foreign and state tax adjustments.

            Nine Months Ended September 30, 2000, Compared to
                   Nine Months Ended September 30, 1999

The Company's primary and diluted earnings per share from continuing operations decreased to $.98 in 2000 from $1.49 in 1999. The decrease resulted primarily from an asset impairment charge taken on the Company's natural gas gathering and processing business ($.21), recognizing expenses associated with the integration of the Company's two utilities ($.09), and from recording expenses related to the Powergen acquisition ($.12). Excluding these nonrecurring items, earnings per share from continuing operations decreased from $1.49 in 1999 to $1.40 in 2000. This decrease resulted from lower earnings at KU and CRC-Evans, decreases resulting from recognizing one-time items in 1999, and higher interest expense at Capital Corp. Higher earnings at LG&E, WKE and the Argentine Gas Distribution companies partially offset these decreases. The one-time items recognized in 1999 consisted of a gain on the sale of the Company's interest in the Rensselaer project, proceeds from bankruptcy settlements related to the Company's windpower partnerships, and fees related to the development of an independent power project in Gregory, Texas.

LG&E Results:

LG&E's net income increased $.9 million (1.1%) for the first nine months of 2000, as compared to the first nine months of 1999, primarily because of decreases in operation expenses. This was partially offset by a decrease in operating revenues. The decrease in operating revenues resulted from a decrease in cooling degree days and an electric rate reduction.

A comparison of LG&E's revenues for the nine months ended September 30, 2000, with the nine months ended September 30, 1999, excluding the provision for rate refunds, reflects increases and decreases which have been segregated by the following principal causes (in thousands of $):

                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                      $ (1,270)   $14,029
 Merger surcredit                                       (1,642)         -
 Performance based rates                                   350          -
 Environmental cost recovery                            (1,206)         -
 Electric rate reductions                              (15,683)         -
 Variation in sales volume, etc.                       (11,609)     4,038

 Total retail sales                                    (31,060)    18,067

Sales for resale                                       (47,510)     7,772
Gas transportation - net                                     -        180
Other                                                    1,371       (397)

Total                                                 $(77,199)   $25,622

In January 2000, the Kentucky Commission ordered the termination of LG&E's proposed PBR mechanism. As a result, LG&E refunded certain amounts collected from its customers during the nine months ended March 31, 2000.

Electric sales for resale decreased $47.5 million (28.4%) primarily due to decreases in brokered sales activities.

Fuel for electric generation increased $3.2 million (2.8%) year-to-date because of an increase in generation ($9.3 million), partially offset by a decrease in the cost of coal burned ($6.1 million). Gas supply expenses increased $25.5 million (35.1%) primarily due to an increase in the net gas supply cost ($20 million) and increased purchases for wholesale sales ($7.1 million).

Power purchased decreased $69 million (49.7%) primarily due to a decrease in brokered sales activities ($66.2 million) and purchases to support sales for resale ($2.8 million).

Other operation expenses decreased $20.0 million (16.8%) for the nine months ended September 2000 as compared to same period ended September 1999 primarily due to lower administrative costs ($14.1 million) resulting from lower pension and Year-2000 expenses, and to lower steam and other power production expenses ($4.8 million).

Non-recurring charges in 2000 of $8.1 million include the costs associated with the Company's One-Utility Program.

Maintenance expenses for the first nine months of 2000 decreased $1.6 million (3.4%) primarily due to decreases in scheduled outages at the Mill Creek and Cane Run generating station ($4.3 million) and electric distribution maintenance ($1 million), partially offset by an increase in software maintenance costs ($3.4 million)

Depreciation and amortization increased $.7 million in 2000 because of additional utility plant in service.

Other income and deductions increased $2.8 million (172.5%) due to gains on the sale of non-utility property.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest expense increased $5.3 million (19.3%) for the first nine months of 2000 due to increased short term borrowings.

KU Results:

KU's net income decreased $11.6 million (14.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease was partially due to a non-recurring charge of $6.6 million, after tax, made in the first quarter of 2000 for costs associated with further integration of KU and LG&E. Excluding this non-recurring charge, net income decreased $5 million, mainly due to rate reductions ordered by the Kentucky Commission early in 2000, partially offset by decreased operation expenses.

A comparison of KU's revenues for the nine months ended September 30, 2000, with the nine months ended September 30, 2000, excluding the provision for rate refunds of $6.2 million recorded in the third quarter of 1999, reflects increases and decreases which have been segregated by the following principal causes:

Sales to ultimate consumers:
 Fuel supply adjustments                             $   3,618
 Environmental cost recovery surcharge                  (5,062)
 Performance based rate reduction                          795
 Merger surcredit                                       (1,389)
 Electric rate reduction                               (20,273)
 Variation in sales volume, etc.                        10,134

 Total retail sales                                    (12,177)

Wholesale sales                                        (82,189)
Other                                                    2,607
Total                                                 $(91,759)

The environmental cost recovery surcharges are costs recovered from retail customers for investments KU made in facilities for compliance with clean air regulations. As shown above, KU recovered $5.1 million less for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999.

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

Fuel for electric generation decreased $5.2 million (3.1%) because of a decrease in generation ($2.5 million) and a decrease in the cost of coal burned ($2.7 million).

Power purchased decreased $72.9 million (37.4%) because there were fewer opportunities in the brokered sales market as mentioned above.

Non-recurring charges of $6.6 million, after tax, include the costs associated with the Company's One-Utility Program.

Other operating expenses decreased by $10.3 million (11.5%). The decrease was mainly attributable to a decrease in administration and general expenses.

Maintenance expenses increased by $3.5 million (8.3%) due primarily to increased maintenance at the steam generating plants.

Depreciation and amortization increased due to additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income and to recording federal and state tax adjustments.

LG&E Capital Corp. and Other Results:

Power Operations

Power Operations' revenues decreased from $18.5 million in 1999 to $15.4 million in 2000. The decrease resulted mainly from recognizing revenues in 1999 related to the Rensselaer project, which the Company sold in March 1999.

Power Operations' operation and maintenance expense decreased from $7.5 million in 1999 to $5.3 million in 2000. The decrease resulted primarily from writing off assets related to the Rensselaer project in 1999.

Power Operations' equity in earnings of unconsolidated ventures decreased from $35.4 million in 1999 to $21.6 million in 2000, due to recognizing a pretax gain of $15.4 million on the sale of the Rensselaer project in 1999 and to receiving proceeds from bankruptcy settlements related to the Company's windpower partnerships in the second quarter of 1999.

Western Kentucky Energy

WKE's revenues decreased from $273.5 million in 1999 to $209.9 million in 2000 due mainly to lower off-system sales, partially offset by higher sales to industrial customers. WKE's cost of revenues decreased from $177.9 million in 1999 to $103.4 million in 2000 mainly due to a decrease in purchased power.

WKE's operation and maintenance expenses decreased from $72.1 million in 1999 to $70.4 million in 2000 due mainly to a decrease in payroll-related benefits expenses. WKE's depreciation and amortization expense increased from $2.3 million in 1999 to $4.5 million in 2000 due to increased expenditures for information systems conversions.

WKE's interest income increased from $.8 million in 1999 to $2.2 million in 2000 due to an increase in the note receivable from Big Rivers.

Argentine Gas Distribution

The Argentine Gas Distribution companies' net income increased from $11.8 million in 1999 to $16.8 million in 2000 due mainly to an increase in net revenues, increased equity in the earnings of Gas BAN and Centro, and a decrease in the effective tax rate, partially offset by an increase in operation and maintenance expenses.

Other

Other revenues increased from $237.6 million in 1999 to $256.4 million in 2000. The increase resulted from acquiring CRC-Evans in July 1999, and from higher energy marketing revenues and increased sales in the Company's natural gas gathering and processing business. Fees received in 1999 related to the development of an independent power project in Gregory, Texas, and a decrease in Retail Access Services' revenues partially offset the increases.

Other cost of revenues increased from $185.9 million in 1999 to $211.1 million in 2000. The increase resulted from acquiring CRC-Evans in July 1999, and from higher energy marketing revenues and increased sales in the Company's natural gas gathering and processing business. A decrease in Retail Access Services' revenues partially offset the increases.

The Company recorded asset-impairment and other non-recurring charges totaling $84.0 million during the nine months ended September 30, 2000.
See Notes 2, 3 and 4 of Notes to Financial Statements under Item 1 for more information.

Other income for Capital Corp. and Other increased from $9.2 million in 1999 to $9.7 million in 2000. The increase resulted from recognizing the gain on the sale of the Company's interest in KUCC Cleburne in the second quarter of 2000 and the gain on the sale of the Company's interest in CEC-APL L.P. in the first quarter of 2000. Higher interest income also contributed to the increase. This increase was partially offset by decreases resulting from payments received in 1999 related to the Rensselaer sale and the initial settlement of a claim on an undeveloped independent power project in California.

Capital Corp. and Other interest expense increased from $35.2 million in 1999 to $44.9 million in 2000. The increase resulted from funding discontinued operations, corporate operating expenses, and the Gas BAN and CRC acquisitions. The Company's consolidated effective income tax rate decreased from 37.6% in 1999 to 34.2% in 2000 due to an increase in investment and wind tax credits as a percent of pretax income and to recording foreign and state tax adjustments.

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

Construction expenditures for the nine months ended September 30, 2000, of $303.1 million were financed with internally generated funds and commercial paper.

The Company's combined cash and marketable securities balance decreased $77.5 million during the nine months ended September 30, 2000. The decrease reflects construction expenditures and dividends paid, partially offset by cash flows from operations, proceeds received from sales of investments in affiliates, and a net increase in debt.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of the Company's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The increase in accounts receivable during the nine months ended September 30, 2000, resulted mainly from increases at the Company's natural gas gathering and processing business and at Centro, partially offset by decreases at LG&E and WKE. The decrease in accounts payable also resulted from decreases at LG&E, KU and WKE, partially offset by increases at the Company's natural gas gathering and processing business and at Centro. The decrease in fuel resulted from seasonal decreases at LG&E, KU and WKE, and the increase in gas stored underground resulted from a seasonal increase at LG&E.

The decrease in prepayments and other resulted mainly from reclassifying costs related to the purchase of combustion turbines at Capital Corp. from current to noncurrent.

The decrease in non-utility property and plant resulted from recording an impairment charge in the second quarter of 2000. See Note 4 of Notes to Financial Statements under Item 1 for more information. The increase in other property and investments resulted from expenditures related to the purchase of combustion turbines by Capital Corp. The decrease in deferred debits and other assets resulted mainly from writing off the goodwill associated with the Company's natural gas gathering and processing business and a decrease in the cash surrender value of life insurance at KU.

The increase in net liabilities of discontinued operations resulted from an increase in the Company's accrued loss on disposal of discontinued operations, partially offset by payments and operating losses.

The decrease in other current liabilities resulted from differences in the timing of estimated tax payments and a decrease in the provision for rate refunds.

Long-term debt (including current portion) increased by $18.7 million due to Capital Corp.'s issuing $150 million of medium-term notes in June 2000, partially offset by LG&E's redeeming its first mortgage bonds 7.5% series due July 1, 2002, in January 2000, and by KU's redeeming its Series Q 5.95% bonds due June 15, 2000, in June 2000. Capital Corp.'s redemption of $50 million of medium-term notes due September 7, 2000, in September 2000 also offset the increase.

At September 30, 2000, unused capacity under the Company's lines of credit totaled $276.0 million after considering commercial paper support and approximately $55.2 million in letters of credit securing on- and off-balance sheet commitments.

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

Before the third quarter of 2000, certain of Capital Corp.'s long-term debt and lease agreements required the Company to maintain a debt-to-capitalization ratio not greater than 65%. Capital Corp. and its financial institutions changed the agreements during the third quarter, and the agreements now require the Company to maintain a debt-to-capitalization ratio not greater than 70%. On March 1, 2001, the debt-to-capitalization ratio required by the agreements will drop back to 65%. The Company's debt-to-capitalization ratio at September 30, 2000, as defined in the agreements, equaled an amount just under 65%.

The Company's capitalization ratios follow:

                                              Sep. 30,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      50.7%     49.8%
Notes payable                                   16.1      13.1
Preferred stock                                  4.2       3.9
Common equity                                   29.0      33.2
Total                                          100.0%    100.0%

LG&E's capitalization ratios follow:

                                              Sep. 30,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      39.2%     41.1%
Notes payable                                    8.5       7.9
Preferred stock                                  6.2       6.2
Common equity                                   46.1      44.8
Total                                          100.0%    100.0%

KU's capitalization ratios follow:

                                              Sep. 30,  Dec. 31,
                                                2000      1999

Long-term debt (including current portion)      40.9%     44.7%
Notes payable                                    2.5       0.0
Preferred stock                                  3.4       3.3
Common equity                                   53.2      52.0
Total                                          100.0%    100.0%

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

The potential change in interest expense resulting from changes in base interest rates of the Company's unswapped debt did not change materially during the three- and nine-month periods ended September 30, 2000. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially during the three- and nine-month periods ended September 30, 2000. The Company's exposure to market risks from changes in commodity prices and foreign exchange rates remained immaterial during the three- and nine-month periods ended September 30, 2000.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving the Company, LG&E and KU, reference is made to the information under the following items and captions of (a) the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 1999: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 2, 6, 18 and 22 of the Company's Notes to Financial Statements under Item 8; Notes 3, 12 and 16 of LG&E's Notes to Financial Statements under Item 8 and Notes 3, 11 and 14 of KU's Notes to Financial Statements under Item 8 and (b) the Company's, LG&E's and KU's respective combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000, and June 30, 2000: Part II, Item 1, Legal Proceedings. Except as described herein, to date, the proceedings reported in the Company's, LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

Powergen Merger Regulatory Filings

On February 28, 2000, the Company announced the signing of a definitive merger agreement with Powergen of the United Kingdom, wherein, upon closing, the Company will become a wholly-owned subsidiary of Powergen and shareholders of the Company will receive $24.85 per share of Company common stock. The transaction is expected to be completed 9 to 12 months from announcement, subject to receipt of required regulatory approvals and other conditions to consummation. It is possible that the remaining regulatory approvals may be received in time to permit a closing during the fourth quarter of 2000.

Shareholders of the Company and of Powergen approved the merger transaction in separate meetings held in June 2000. Further, approvals were received from the Kentucky Commission in May 2000, the FERC in June 2000 and the Virginia Commission in July 2000. Required waiting periods with respect to federal antitrust and federal foreign investment laws were each terminated in August 2000. The parties joint application for approval to the SEC under PUHCA was submitted in April 2000 and is currently under review by the SEC. While the Company and Powergen believe that they will receive the requisite remaining regulatory approvals for the merger in sufficient time to complete the transaction on the schedule mentioned above, there can be no assurance as to the timing of such approvals or the ability to obtain such approvals on satisfactory terms or otherwise. For further discussion of this matter, see Note 2, Notes to Financial Statements, in Part I of this Quarterly Report on Form 10-Q and Item 1, Powergen Merger, and Note 22 to the Company's Notes to Financial Statements under Item 8 of its Annual Report on Form 10-K for the year ended December 31, 1999.

Gas Rate Increase Proceeding

In August 2000, hearings were held before the Kentucky Commission regarding LG&E's March 2000 application for an general adjustment in gas rates. The requested increase of approximately $26.4 million, the first major non-fuel-related adjustment requested by LG&E to gas rates in 10 years, is designed to reflect higher service and distribution costs to natural gas customers. On September 27, 2000, the Kentucky Commission granted LG&E an annual increase in its base gas rates of $20.2 million, with an authorized return on equity of 11.25%.

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


LG&E Energy Corp.
Registrant


Date:  November 14, 2000        /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  November 14, 2000        /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 14, 2000        /s/ Michael D. Robinson
                                Michael D. Robinson
                                Vice President and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)